Form 10-Q
period 2018-09-30
CBAK Energy Technology, Inc.
filed 2018-11-19
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     [X]      No     [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes     [X]     No     [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [ ]

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 19, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,647,478

CBAK ENERGY TECHNOLOGY, INC.

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2018

Contents	Page(s)
Condensed Consolidated Balance Sheets as of December 31, 2017 and September 30, 2018 (unaudited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2018 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the nine months ended September 30, 2017 and 2018 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2018 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6-F-29

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated balance sheets
As of December 31, 2017 and September 30, 2018
(Unaudited)
(In US$ except for number of shares)

		December 31,	September 30,
	Note	2017	2018

Assets
Current assets
Cash and cash equivalents		$1,644,535	$750,445
Pledged deposits	2	9,104,178	18,896,380
Trade accounts and bills receivable, net	3	57,518,612	28,605,444
Inventories	4	9,832,405	9,124,583
Prepayments and other receivables	5	6,971,810	6,420,789
Prepaid land use rights, current portion	9	172,700	163,602

Total current assets		85,244,240	63,961,243

Property, plant and equipment, net	7	34,965,510	39,084,497
Construction in progress	8	25,029,290	21,756,422
Prepaid land use rights, non-current	9	7,872,235	7,334,819
Intangible assets, net	10	20,049	21,999

Total assets		$153,131,324	$132,158,980

Liabilities
Current liabilities
Current maturities of long-term bank loans	12	$-	$4,368,211
Other short-term loans	12	14,636,450	16,269,642
Trade accounts and bills payable	11	65,616,543	61,184,722
Accrued expenses and other payables	13	14,208,947	12,738,118
Payables to former subsidiaries, net	6	22,302,721	1,255,044
Deferred government grants, current	14	152,003	143,995

Total current liabilities		116,916,664	95,959,732

Long-term bank loans, net of current maturities	12	19,489,702	18,681,383
Deferred government grants, non-current	14	4,712,128	4,355,894
Product warranty provision	15	2,279,831	2,045,137
Long term tax payable		7,537,273	7,140,205

Total liabilities		150,935,598	128,182,351

Commitments and contingencies	20

Shareholders' equity
Common stock $0.001 par value; 500,000,000 authorized ; 26,367,523 issued and 26,223,317 outstanding as of December 31, 2017, 26,791,684 issued and 26,647,478 outstanding as of September 30, 2018		26,368	26,792
Donated shares		14,101,689	14,101,689
Additional paid-in capital		155,711,014	155,899,592
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(163,466,713)	(161,548,214)
Accumulated other comprehensive loss		(1,340,533)	(1,681,978)
		6,262,336	8,028,392
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders' equity		2,195,726	3,961,782
Non-controlling interests		-	14,847
Total equity		2,195,726	3,976,629

Total liabilities and Shareholders' equity		$153,131,324	$132,158,980

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of operations and comprehensive income (loss)
For the three and nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

		Three months ended September 30,		Nine months ended September 30,
	Note	2017	2018	2017	2018
Net revenues	22	$17,750,710	$5,589,371	$27,806,113	$14,952,470
Cost of revenues		(19,111,425)	(7,426,846)	(31,075,142)	(18,186,164)
Gross loss		(1,360,715)	(1,837,475)	(3,269,029)	(3,233,694)
Operating expenses:
Research and development expenses		(372,041)	(604,353)	(1,335,556)	(1,968,886)
Sales and marketing expenses		(1,135,992)	(370,979)	(1,820,629)	(984,507)
General and administrative expenses		(1,328,653)	(1,302,608)	(3,471,384)	(3,631,568)
Total operating expenses		(2,836,686)	(2,277,940)	(6,627,569)	(6,584,961)
Operating loss		(4,197,401)	(4,115,415)	(9,896,598)	(9,818,655)
Finance income (expenses), net		8,943	(299,591)	(86,820)	(605,756)
Other (expenses) income, net	6	(14,295)	12,335,569	(40,931)	12,331,453
(Loss) Income before income tax		(4,202,753)	7,920,563	(10,024,349)	1,907,042
Income tax expense	16	-	-	-	-
Net (loss) income		(4,202,753)	7,920,563	(10,024,349)	1,907,042
Less: Net loss attributable to non-controlling interests		-	7,964	-	11,457
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.		$(4,202,753)	$7,928,527	$(10,024,349)	$1,918,499

Net (loss) income		(4,202,753)	7,920,563	(10,024,349)	1,907,042
Other comprehensive income (loss)
– Foreign currency translation adjustment		291,029	(481,782)	629,073	(342,005)
Comprehensive (loss) income		(3,911,724)	7,438,781	(9,395,276)	1,565,037
Less: Comprehensive loss attributable to non-controlling interests		-	8,391	-	12,017
Comprehensive (loss) income attributable to CBAK Energy Technology, Inc.		$(3,911,724)	$7,447,172	$(9,395,276)	$1,577,054

(Loss) Income per share	18
– Basic		$(0.16)	$0.30	$(0.45)	$0.07
– Diluted		$(0.16)	$0.30	$(0.45)	$0.07

Weighted average number of shares of common stock:	18
– Basic		26,334,918	26,660,814	22,174,315	26,642,749
– Diluted		26,334,918	26,708,446	22,174,315	26,723,880

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity (deficit)
For the nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Common stock issued			Additional			other	Non-	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	loss	interests	of shares	Amount	equity
Balance as of January 1, 2017	19,744,675	$19,745	$14,101,689	$145,353,067	$1,230,511	$(141,999,372)	$(1,961,461)	$-	(144,206)	$(4,066,610)	$12,677,569
Net loss	-	-	-	-	-	(10,024,349)	-	-	-	-	(10,024,349)
Common stock issued to investors	6,403,518	6,404	-	9,598,874	-	-	-	-	-	-	9,605,278
Share-based compensation for employee and director stock awards	-	-	-	635,530	-	-	-	-	-	-	635,530
Common stock issued to employees and directors for stock awards	219,330	219	-	(219)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	629,073	-	-	-	629,073

Balance as of September 30, 2017	26,367,523	$26,368	$14,101,689	$155,587,252	$1,230,511	$(152,023,721)	$(1,332,388)	$-	(144,206)	$(4,066,610)	$13,523,101

Balance as of January 1, 2018	26,367,523	$26,368	$14,101,689	$155,711,014	$1,230,511	$(163,466,713)	$(1,340,533)	$-	(144,206)	$(4,066,610)	$2,195,726
Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	26,864	-	-	26,864
Net income (loss)	-	-	-	-	-	1,918,499	-	(11,457)	-	-	1,907,042
Share-based compensation for employee and director stock awards	-	-	-	189,002	-	-	-	-	-	-	189,002
Common stock issued to employees and directors for stock awards	424,161	424	-	(424)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(341,445)	(560)	-	-	(342,005)

Balance as of September 30, 2018	26,791,684	$26,792	$14,101,689	$155,899,592	$1,230,511	$(161,548,214)	$(1,681,978)	$14,847	(144,206)	$(4,066,610)	$3,976,629

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Condensed Consolidated statements of cash flows
For the nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

	Nine months ended September 30,
	2017	2018
Cash flows from operating activities
Net (loss) profit	$(10,024,349)	$1,907,042
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,006,122	1,767,584
Provision for doubtful debts	361,217	176,961
Write-down of inventories	1,359,182	730,446
Share-based compensation	635,530	189,002
Gain on disposal of property, plant and equipment	-	(1,137)
Gain on disposal of patented proprietary technology (Note 6)	-	(12,296,776)
Exchange gain	(93,488)	-
Changes in operating assets and liabilities:
Trade accounts and bills receivable	(27,736,858)	27,035,867
Inventories	(1,757,900)	(530,345)
Prepayments and other receivables	(583,517)	394,178
Trade accounts and bills payable	18,315,114	(1,226,192)
Accrued expenses and other payables	1,438,167	(368,702)
Income taxes payable	(615,031)	-
Trade receivable from and payables to former subsidiaries	11,163,618	(8,637,203)
Net cash (used in) provided by operating activities	(6,532,193)	9,140,725

Cash flows from investing activities
Proceeds on disposal of property, plant and equipment	-	13,319
Purchases of property, plant and equipment and construction in progress	(8,738,549)	(6,574,347)
Net cash used in investing activities	(8,738,549)	(6,561,028)
Cash flows from financing activities
Advances from investors	2,056,706	-
Advances from former subsidiary	2,056,706	-
Capital injection from non-controlling interests	-	26,864
Proceeds from bank borrowings	-	24,233,796
Repayment of bank borrowings	(1,469,076)	(19,411,531)
Borrowings from unrelated parties	5,530,190	76,544
Repayment of borrowings from unrelated parties	(5,874,816)	(44,091)
Borrowings from related parties	2,083,150	10,696,243
Repayment of borrowings from related parties	(1,522,697)	(8,206,464)
Proceeds from issuance of common stock	9,605,277	-
Net cash provided by financing activities	12,465,440	7,371,361
Effect of exchange rate changes on cash and cash equivalents and restricted cash	204,086	(1,052,946)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,601,216)	8,898,112
Cash and cash equivalents and restricted cash at the beginning of period	4,686,857	10,748,713
Cash and cash equivalents and restricted cash at the end of period	$2,085,641	$19,646,825
Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$14,990,191	$7,236,709
Proceeds on disposal of patented proprietary technology offset against amount due to a former subsidiary (Note 6)	$-	$13,034,583
Cash paid during the period for:
Income taxes	$615,031	$-
Interest, net of amounts capitalized	$-	$721,029

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
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
For the three and nine months ended September 30, 2017 and 2018
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
For the three and nine months ended September 30, 2017 and 2018
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

As of September 30, 2018, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as an 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB7.6 million (approximately $1.1 million), and the other shareholders have contributed RMB184,500 ($26,864) to CBAK Suzhou through injection of a series of cash.  CBAK Suzhou is intended to be engaged in manufacturing and selling new energy high power battery packs.

The Company’s condensed consolidated financial statements have been prepared under US GAAP.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Shenzhen”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014,“Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of September 30, 2018, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; and iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC.

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

As of the date of this report, Mr. Xiangqian Li is no longer a director of BAK International and BAK Tianjin. He remained as a director of Shenzhen BAK and BAK Shenzhen.

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of September 30, 2018, Mr. Yunfei Li held [3,868,518] shares or 14.52% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of December 31, 2017 and September 30, 2018. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
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

As of September 30, 2018, the Company had aggregate interest-bearing bank loans of approximately $23.0 million, due in 2019 to 2021, in addition to approximately $91.6 million of other current liabilities.

As of September 30, 2018, the Company had unutilized committed banking facilities of $16.8 million.

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
For the three and nine months ended September 30, 2017 and 2018
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
For the three and nine months ended September 30, 2017 and 2018
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

2.	Pledged deposits

Pledged deposits as of December 31, 2017 and September 30, 2018 consisted of the following:

	December 31,	September 30,
	2017	2018
Pledged deposits with bank for:
Bills payable	$123,116	$10,388,445
Letters of credit	7,685,213	7,280,352
Others*	1,295,849	1,227,583
	$9,104,178	$18,896,380

*

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,227,583 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million), interest of $29,812 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which we already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze CBAK Power’s bank deposits totaling $1,227,583 (RMB 8,430,792) for a period of one year. On September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another one year until August 31, 2018. The Court froze the bank deposits for another one year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2017 and September 30, 2018 consisted of the following:

	December 31,	September 30,
	2017	2018
Trade accounts receivable	$42,095,211	$22,808,582
Less: Allowance for doubtful accounts	(3,700,922)	(3,674,268)
	38,394,289	19,134,314
Bills receivable	19,124,323	9,471,130
	$57,518,612	$28,605,444

An analysis of the allowance for doubtful accounts is as follows:

	December 31,	September 30,
	2017	2018
Balance at beginning of period	$2,761,144	$3,700,922
Provision for the period	839,917	419,796
Reversal - recoveries by cash	(114,542)	(242,835)
Charged to consolidated statements of operations and comprehensive (loss) income	725,375	176,961
Foreign exchange adjustment	214,403	(203,615)
Balance at end of period	$3,700,922	$3,674,268

4.	Inventories

Inventories as of December 31, 2017 and September 30, 2018 consisted of the following:

	December 31,	September 30,
	2017	2018
Raw materials	$1,814,704	$1,686,481
Work in progress	2,188,193	3,196,511
Finished goods	5,829,508	4,241,591
	$9,832,405	$9,124,583

During the three months ended September 30, 2017 and 2018, write-downs of inventories to lower of cost or net realizable value of $360,778 and $729,247, respectively, were charged to cost of revenues.

During the nine months ended September 30, 2017 and 2018, write-downs of inventories to lower of cost or net realizable value of $1,359,182 and $730,446, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2017 and September 30, 2018 consisted of the following:

	December 31,	September 30,
	2017	2018
Value added tax recoverable	$5,963,506	$5,343,106
Prepayments to suppliers	706,488	441,684
Deposits	25,922	110,602
Staff advances	59,942	67,854
Prepaid operating expenses	185,690	303,102
Prepaid interest expenses	-	113,976
Others	37,262	47,465
	6,978,810	6,427,789
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$6,971,810	$6,420,789

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

6.	Payables to Former Subsidiaries

Payable to former subsidiaries as of December 31, 2017 and September 30, 2018 consisted of the following:

	December 31,	September 30,
	2017	2018
BAK Tianjin	$282,682	$161,033
BAK Shenzhen	22,020,039	1,094,011
	$22,302,721	$1,255,044

Balance as of December 31, 2017 and September 30, 2018 consisted of payables for purchase of inventories from BAK Tianjin and BAK Shenzhen. From time to time, the Company purchased products from these former subsidiaries that they did not produce to meet the needs of its customers.

In the third quarter of 2018, the Company disposed of its patented proprietary technology of high capacity prismatic batteries to BAK Shenzhen at a cash consideration of $13,034,583 (approximately RMB85.1 million). The Company recognized a net gain of $12,296,776, which was included in other income for the three and nine months ended September 30, 2018. The Company and BAK Shenzhen agreed to offset the cash consideration of $13,034,583 against the amount owed by the Company to BAK Shenzhen.

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2017 and September 30, 2018 consisted of the following:

	December 31,	September 30,
	2017	2018
Buildings	$24,979,022	$23,663,112
Machinery and equipment	13,977,734	20,833,717
Office equipment	184,014	194,106
Motor vehicles	206,190	154,308
	39,346,960	44,845,243
Impairment	(1,010,216)	(956,997)
Accumulated depreciation	(3,371,234)	(4,803,749)
Carrying amount	$34,965,510	$39,084,497

During the three months ended September 30, 2017 and 2018, the Company incurred depreciation expense of $368,630 and $639,239, respectively.

During the nine months ended September 30, 2017 and 2018, the Company incurred depreciation expense of $989,325 and $1,749,608, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $23,670,773 and $21,928,972 as of December 31, 2017 and September 30, 2018, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three and nine months ended September 30, 2017 and 2018.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

8.	Construction in Progress

Construction in progress as of December 31, 2017 and September 30, 2018 consisted of the following:

	December 31,	September 30,
	2017	2018
Construction in progress	$24,288,889	$19,504,361
Prepayment for acquisition of property, plant and equipment	740,401	2,252,061
Carrying amount	$25,029,290	$21,756,422

Construction in progress as of December 31, 2017 and September 30, 2018 was mainly comprised of capital expenditures for the construction of the facilities and production lines of CBAK Power.

For the three months ended September 30, 2017 and 2018, the Company capitalized interest of $346,962 and $195,994, respectively, to the cost of construction in progress.

For the nine months ended September 30, 2017 and 2018, the Company capitalized interest of $1,050,474 and $912,702, respectively, to the cost of construction in progress.

9.	Prepaid Land Use Rights, net

Prepaid land use rights as of December 31, 2017 and September 30, 2018 consisted of the followings:

	December 31,	September 30,
	2017	2018
Prepaid land use rights	$8,634,993	$8,180,096
Accumulated amortization	(590,058)	(681,675)
	$8,044,935	$7,498,421
Less: Classified as current assets	(172,700)	(163,602)
	$7,872,235	$7,334,819

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $7,727,365 (RMB53.1 million). Other incidental costs incurred totaled $452,731 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $42,085 and $40,764 for the three months ended September 30, 2017 and 2018 and $123,797 and $129,006 for the nine months ended September 30, 2017 and 2018, respectively.

10.	Intangible Assets, net

Intangible assets as of December 31, 2017 and September 30, 2018 consisted of the followings:

	December 31,	September 30,
	2017	2018
Computer software at cost	$27,340	$31,298
Accumulated amortization	(7,291)	(9,299)
	$20,049	$21,999

Amortization expenses were $666 and $1,118 for the three months ended September 30, 2017 and 2018 and $1,959 and $2,515 for the nine months ended September 30, 2017 and 2018, respectively.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

11.	Trade Accounts and Bills Payable

Trade accounts and bills payable as of December 31, 2017 and September 30, 2018 consisted of the followings:

	December 31,	September 30,
	2017	2018
Trade accounts payable	$29,805,350	$26,684,247
Bills payable
- Bank acceptance bills (Note 12)	34,025,080	33,427,220
- Commercial acceptance bills	1,786,113	1,073,255
	$65,616,543	$61,184,722

All the bills payable are of trading nature and will mature within six months to one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 2);and

(ii)	$19,047,471 and $9,427,448 of the Company’s bills receivable as of December 31, 2017 and September 30, 2018, respectively (Note 3).

12.	Loans

Bank loans:

Bank borrowings as of December 31, 2017 and September 30, 2018 consisted of the followings

	December 31,	September 30,
	2017	2018
Current maturities of long-term bank loans	$-	$4,368,211
Long-term bank borrowings	19,489,702	18,681,383
	$19,489,702	$23,049,594

On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $18.9 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), the Company’s CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, the Company’s former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO, Shenzhen BAK Battery Co., Ltd., the Company’s former subsidiary (“Shenzhen BAK”). Under the banking facilities, the Company borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.5 million), bearing fixed interest at 7.2% per annum. The Company also borrowed various bank acceptance of RMB3.2 million (approximately $0.5 million) under the facilities. The Company repaid the loan and bank acceptance bills on June 12, 2018.

In the second quarter of 2018, the Company obtained another banking facilities from Bank of Dandong with bank acceptance bills of RMB5.0 million (approximately $0.7 million) for a term until October 17, 2018. As of September 30, 2018, the Company has borrowed a series of bank acceptance bills totaled RMB 5.0 million (approximately $0.7 million) for a term until October 17, 2018, which was secured by bank deposit of $0.7 million. The Company repaid the bank acceptance bills on October 17, 2018.

On July 6, 2016, the Company obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $5.8 million) to July 5, 2017. The banking facilities were guaranteed by Mr. Li, the Company’s CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 the Company borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. The Company also borrowed revolving bank acceptance totaled $5.8 million, and bank deposit of 50% was required to secure against these bank acceptance bills. The Company repaid the loan and bank acceptance bills in July and August 2017.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

12.	Loans (continued)

On November 9, 2017, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.6 million) with the term expiring on November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. Under the facilities, bank deposits of approximately 50% were required to secure against this letter of credit. As of September 30, 2018, the Company borrowed a net letter of credit of RMB99.6 million (approximately $14.5 million) to November 5, 2018, which was secured by bank deposits of $7.3 million. The Company discounted this letter of credit of even date to China Everbright Bank at a rate of 4.505%. The Company repaid the letter of credit on November 7, 2018.

On June 4, 2018, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $29.1 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, at current rate 6.175% per annum. The loans are repayable in six installments of RMB1.0 million ($0.15 million) on December 10, 2018, RMB29.0 million ($4.22 million) on June 10, 2019, RMB1.0 million ($0.15 million) on December 10, 2019, RMB89.0 million ($12.96 million) on June 10, 2020, RMB1.0 million ($0.15 million) on December 10, 2020 and RMB37.3 million ($5.43 million) on June 10, 2021. Under the facilities, the Company borrowed RMB158.3 million (approximately $23.1 million) as of September 30, 2018. The facilities were secured by the Company’s land use rights, buildings, machinery and equipment.

Further, in August 2018, the Company borrowed a total of RMB60 million (approximately $8.8 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until August 14, 2019, which was secured by the Company’s cash totaled $8.8 million. The Company discounted these two bills payable of even date to China Everbright Bank at a rate of 4.0%.

On August 22, 2018, the Company obtained one-year term facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.6 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivables of at least the same amount. Under the facilities, as of September 30, 2018, the Company borrowed a series of bank acceptance bills totaled RMB 26.3 million (approximately $3.8 million) for a term until March 7, 2019, which was secured by bills receivable of $4.4 million.

On August 2, 2017, the Company obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $14.6 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, as of September 30, 2018, the Company borrowed a series of bank acceptance bills from China Merchants Bank totaled RMB21.3 million (approximately $3.1 million) for a term until October 25, 2018, which was secured by bills receivable of $3.07 million and bank deposits of $0.03 million. The facilities expired on August 1, 2018 and the Company repaid the bills on October 25, 2018.

As of September 30, 2018, the Company also borrowed a series of acceptance bills from Industrial Bank Co., Ltd. Dalian Branch totaled RMB19.5 million (approximately $2.8 million) for various terms through February 8, 2019, which was secured by bank deposits of $0.9 million and bills receivable of $1.9 million.

In November 2018, the Company borrowed a total of RMB100 million (approximately $14.6 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until November 12, 2019, which was secured by the Company’s cash totaled RMB 50 million (approximately $7.3 million) and the 100% equity in CBAK Power held by BAK Asia. The Company discounted these five bills payable of even date to China Everbright Bank at a rate of 4.0%.

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	September 30,
	2017	2018
Pledged deposits (note 2)	$7,808,329	$17,668,797
Prepaid land use rights (note 9)	8,044,935	7,498,421
Buildings	18,391,993	16,848,321
Machinery and equipment	2,374,748	6,420,884
Bills receivable (note 3)	19,047,471	9,427,448
	$55,667,476	$57,863,871

As of September 30, 2018, the Company had unutilized committed banking facilities of $16.8 million.

During the three months ended September 30, 2017 and 2018, interest of $346,962 and $537,033, respectively, was incurred on the Company's bank borrowings.

During the nine months ended September 30, 2017 and 2018, interest of $1,050,474 and $1,633,731, respectively, was incurred on the Company's bank borrowings.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

12.	Loans (continued)

Other Short-term Loans

Other short-term loans as of December 31, 2017 and September 30, 2018 consisted of the following:

		December 31,	September 30,
	Note	2017	2018
Advance from related parties
– Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$11,493,437	$13,139,584
– Mr. Xiangqian Li, the Company’s Former CEO	(b)	100,000	100,000
– Mr. Yunfei Li	(c)	-	116,486
– Shareholders	(d)	2,151,860	2,038,499
		13,745,297	15,394,569
Advances from unrelated third party
– Mr. Wenwu Yu	(e)	155,215	147,038
– Mr. Mingzhe Li	(e)	44,269	-
– Ms. Longqian Peng	(e)	691,669	655,231
– Hubei Yanguang Energy Technology., Ltd	(e)	-	72,804
		891,153	875,073
		$14,636,450	$16,269,642

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2017 and September 30, 2018 consisted of the following:

	December 31,	September 30,
	2017	2018
Construction costs payable	$1,405,651	$1,147,404
Equipment purchase payable	8,241,844	7,421,151
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	1,804,546	1,909,713
Compensation costs (note 20(ii))	116,989	110,826
Customer deposits	270,923	18,258
Other payables and accruals	1,158,875	920,647
	$14,208,947	$12,738,118

(a)

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2017 and September 30, 2018, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2017 and September 30, 2018, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

14.	Deferred Government Grants

Deferred government grants as of December 31, 2017 and September 30, 2018 consist of the following:

	December 31,	September 30,
	2017	2018
Total government grants	$4,864,131	$4,499,889
Less: Current portion	(152,003)	(143,995)
Non-current portion	$4,712,128	$4,355,894

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving our facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized $23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized in the three and nine months ended September 30, 2017 and 2018.

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

The Company offset government grants of $36,029 and $35,878 for the three months ended September 30, 2017 and 2018 and $108,959 and $113,545 for the nine months ended September 30, 2017 and 2018, respectively, against depreciation expenses of the Dalian facilities.

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

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes expenses consisted of:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
PRC income tax:
Current	$-	$-	$-	$-
Deferred	-	-	-	-
	$-	$-	$-	$-

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
For the three and nine months ended September 30, 2017 and 2018
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

No provision for income taxes in the United States or elsewhere has been made as CBAK had no taxable income for the three and nine months ended September 30, 2017 and 2018.

Hong Kong Tax

BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three and nine months ended September 30, 2017 and 2018 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax

The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the three months and nine months ended September 30, 2017 and 2018.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
(Loss) Income before income taxes	$(4,202,753)	$7,920,563	$(10,024,349)	$1,907,042
United States federal corporate income tax rate	35%	21%	35%	21%
Income tax (credit) expenses computed at United States statutory corporate income tax rate	(1,470,963)	1,663,318	(3,508,522)	400,479
Reconciling items:
Rate differential for PRC earnings	391,875	322,253	897,639	106,397
Non-deductible expenses	48,901	21,333	144,669	118,383
Share based payments	50,500	7,172	222,436	39,691
Recognition of tax losses previously not Recognized	-	(132,104)	-	(132,104)
Valuation allowance on deferred tax assets	979,687	(1,881,972)	2,243,778	(532,846)
Income tax expenses	$-	$-	$-	$-

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(a)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2017 and September 30, 2018 are presented below:

	December 31,	September 30,
	2017	2018
Deferred tax assets
Trade accounts receivable	$1,098,183	$888,841
Inventories	1,772,444	1,852,758
Property, plant and equipment	781,227	819,299
Provision for product warranty	569,958	511,284
Net operating loss carried forward	25,892,299	25,509,082
Valuation allowance	(30,114,111)	(29,581,264)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of December 31, 2017 and September 30, 2018, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $16,561,373 and $15,028,507, respectively, which will expire in various years through 2023. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2018 through September 30, 2018 amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2018	$7,537,273	$-	$7,537,273
Decrease in unrecognized tax benefits taken in current period	(397,068)	-	(397,068)
Balance as of September 30, 2018	$7,140,205	$-	$7,140,205

As of December 31, 2017 and September 30, 2018, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
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

The Company recorded non-cash share-based compensation expense of $54,321 and $230,305 for three and nine months ended September 30, 2017, in respect of the restricted shares granted on June 30, 2015, respectively.

The Company recorded non-cash share-based compensation expense of $nil and $17,160 for three and nine months ended September, 2018, in respect of the restricted shares granted on June 30, 2015, respectively.

As of September 30, 2018, non-vested restricted shares granted on June 30, 2015 are as follows:

Non-vested shares as of January 1, 2018	55,000
Granted	-
Vested	(55,000)
Forfeited	-
Non-vested shares as of September 30, 2018	-

As of September 30, 2018, there was no unrecognized stock-based compensation associated with the above restricted shares. As of September 30, 2018, 10,005 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
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

The Company recorded non-cash share-based compensation expense of $34,148 and $171,842 for the three and nine months ended September 30, 2018, in respect of the restricted shares granted on April 19, 2016, respectively.

As of September 30, 2018, non-vested restricted shares granted on April 19, 2016 are as follows:

Non-vested shares as of January 1, 2018	255,500
Granted	-
Vested	(104,332)
Forfeited	(9,835)
Non-vested shares as of September 30, 2018	141,333

As of September 30, 2018, there was unrecognized stock-based compensation of $68,818 associated with the above restricted shares. As of September 30, 2018, 3,333 vested shares were to be issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and nine months ended September 30, 2017 and 2018.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

18.	Income (Loss) Per Share

The following is the calculation of income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Net (loss) income	$(4,202,753)	$7,920,563	$(10,024,349)	$1,907,042
Less: Net loss attributable to non-controlling interests	-	7,964	-	11,457
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	(4,202,753)	7,928,527	(10,024,349)	1,918,499

Weighted average shares outstanding – basic (note)	26,334,918	26,660,814	22,174,315	26,642,749
Dilutive unvested restricted stock	-	47,632	-	81,131
Weighted average shares outstanding – diluted	26,334,918	26,708,446	22,174,315	26,723,880

(Loss) income per share of common stock
Basic	$(0.16)	$0.30	$(0.45)	$0.07
Diluted	$(0.16)	$0.30	$(0.45)	$0.07

Note:	Including 166,003 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and nine months ended September 30, 2017; and 13,338 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and nine months ended September 30, 2018.

For the three and nine months ended September 30, 2017, 424,666 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

20.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2017 and September 30, 2018, the Company had the following contracted capital commitments:

	December 31,	September 30,
	2017	2018
For construction of buildings	$2,053,489	$3,445,062
For purchases of equipment	-	1,990,965
Capital injection to CBAK Suzhou and CBAK Trading Note	400,000	603,850
	$2,453,489	$6,039,877

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

CBAK Power is required to pay up the remaining capital to CBAK Suzhou on or before December 31, 2019 (Note 1).

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,227,583 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million, which the Company already accrued for at June 30, 2016), interest of $29,812 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,227,583 (RMB 8,430,792) for a period of one year. On September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. Further on August 27, 2018, the court of Zhuanghe froze the bank deposits for another one year until August 27, 2019, upon the request of Shenzhen Huijie. On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million, the Company has accrued for these amounts as of September 30, 2018. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian”) challenging the lower court’s judgement rendered on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgment and remand the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and determined an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,330,186 (RMB9,129,868). As of September 30, 2018, the Company has already paid $ 1.6 million (RMB 11.0 million) and accrued $0.9 million (RMB 6.1 million) for the construction cost incurred and completed by Shenzhen Huijie.

In late February 2018, CBAK Power received a notice from the Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for the failure to perform pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($35,665), including construction costs of RMB238,735 ($34,762) and interest of RMB6,207 ($904), the Company has accrued for these amounts as of September 30, 2018. On October 16, 2018, the Court of Zhuanghe issued a judgment that because certain items as stipulated in the fire-control contract were not completed by Shenzhen Huijie, the Company is liable to pay only RMB77,043 ($11,218) and interest thereon accruing from July 24, 2017 to Shenzhen Huijie.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

20.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,661,676), including goods amount of RMB17,428,000 ($2,537,639) and interest of RMB851,858 ($124,037). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,537,639) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($19,144). The trial went into effect in February 2018 and is currently in the execution phase. As of December 31, 2017 and September 30, 2018, the Company had made a full provision against the receivable from Anyuan Bus of RMB17,428,000 ($2,537,639). On June 29, 2018, the Company filed an application with the Court of Zhuanghe for enforcement of the trial against all of Anyuan Bus’ shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the Company’s application that all the Anyuan Bus’ shareholders should be liable to pay the Company the debt as confirmed under the trial. If the shareholders do not appeal within fifteen days of receiving the notice from the Court, the judgment will become effective and will be enforced for execution against them.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

21.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended September 30, 2017 and 2018 as follows:

	Three months ended September 30,
	2017			2018
Customer A	$9,477,104	53.39%	$	*	*
Customer B	7,368,320	41.51%		*	*
Customer C	*	*		1,672,191	29.92%
Customer D	*	*		2,081,697	37.24%
Customer E	*	*		852,331	15.25%

* Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net revenue for the nine months ended September 30, 2017 and 2018 as follows:

	Nine months ended September 30,
	2017			2018
Customer A	$18,132,366	65.21%	$	*	*
Customer B	7,504,870	26.99%		*	*
Customer C	*	*		5,374,871	35.95%
Customer D	*	*		2,081,697	13.92%

* Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable (net) as of December 31, 2017 and September 30, 2018 as follows:

	December 31, 2017		September 30, 2018
Customer B	$23,835,201	62.08%	$6,323,630	33.05%
Customer C	*	*	3,325,111	17.38%
Customer D	*	*	2,296,768	12.00%
Customer F	4,855,518	12.65%	3,536,795	18.48%
Customer G	4,664,285	12.15%	*	*

* Comprised less than 10% of account receivable (net) for the respective period.

For the three and nine months ended September 30, 2017 and 2018, the Company recorded the following transactions:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Purchase of inventories from
BAK Shenzhen**	$9,248,609	$-	$13,527,981	$108,718
Zhengzhou BAK Battery Co., Ltd*	-	-	-	2,062,432

Sales of finished goods to
BAK Tianjin	55,533	4,073	98,233	31,610
BAK Shenzhen**	728	-	61,525	-
Zhengzhou BAK Battery Co., Ltd*	163	-	13,811	-

Proceeds on disposal of patented proprietary technology offset against amount due to BAK Shenzhen (Note 6)**	$-	$13,034,583	$-	$13,034,583

* Mr. Xiangqian Li, the former CEO, is a director of this company. As of September 30, 2018 and December 31, 2017, payable to Zhengzhou BAK Battery Co., Ltd were $2,295,131 and nil, respectively, was included in trade accounts and bills payable.

** Mr. Xiangqian Li, our former CEO, is a director of this company.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

21.	Concentrations and Credit Risk (continued)

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2017 and September 30, 2018, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

After the disposal of BAK International and its subsidiaries (see Note 1), the Company focused on producing high-power lithium battery cells. Net revenues for the three and nine months ended September 30, 2017 and 2018 were as follows:

Net revenues by product:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
High power lithium batteries used in:
Electric vehicles	$16,934,181	$2,280,763	$25,998,924	$4,099,646
Light electric vehicles	281,978	44,195	485,001	64,315
Uninterruptable supplies	534,551	3,264,413	1,322,188	10,788,509
Total	$17,750,710	$5,589,371	$27,806,113	$14,952,470

Net revenues by geographic area:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Mainland China	$17,529,058	$3,799,136	$26,976,060	$12,299,525
USA	-	1,765,193	-	1,858,225
Europe	123,601	(2,765)	294,322	101,466
PRC Taiwan	2,201	(2,512)	221,574	96,513
Israel	26,763	30,988	244,122	537,757
Others	69,087	(669)	70,035	58,984
Total	$17,750,710	$5,589,371	$27,806,113	$14,952,470

Substantially all of the Company’s long-lived assets are located in the PRC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd, a subsidiary of CBAK Power, was established in Suzhou, China. CBAK Suzhou is intended to be engaged in manufacturing and selling new energy high power battery packs.

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

We generated revenues of $17.8 million and $5.6 million for the three months ended September 30, 2017 and 2018, respectively. We had a net loss of $4.2 million and a net profit of $7.9 million in the three months ended September 30, 2017 and 2018, respectively. As of September 30, 2018, we had an accumulated deficit of $161.5 million and net assets of $4.0 million. We had a working capital deficiency and accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of September 30, 2018.

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $18.9 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.5 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of revolving bank acceptance totaled $0.5 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills. We repaid the loan and bank acceptance bills on June 12, 2018.

In the second quarter of 2018, we obtained another banking facilities from Bank of Dandong with bank acceptance bills of RMB5.0 million (approximately $0.7 million) for a term until October 17, 2018. As of September 30, 2018, we have borrowed a series of bank acceptance bills totaled RMB 5.0 million (approximately $0.7 million) for a term until October 17, 2018, which was secured by bank deposit of $0.7 million. We repaid the bank acceptance bills on October 17, 2018.

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

On November 9, 2017, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.6 million) with the term expiring on November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. As of September 30, 2018, we borrowed a net letter of credit of RMB99.6 million (approximately $14.5 million) to November 5, 2018. Under the facilities, bank deposits of approximately 50% was required to secure against this letter of credit. We discounted this letter of credit of even date to China Everbright Bank at a rate of 4.505% . We repaid the letter of credit on November 7, 2018.

On June 4, 2018, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $29.1 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, which is currently 6.175% per annum. Under the facilities, we borrowed RMB126.0 million ($18.3 million), RMB 23.3 million ($3.4 million) and RMB9.0 million ($1.3 million) on June 12, June 20, September 20, 2018, respectively. The loans are repayable in six installments of RMB1.0 million ($0.15 million) on December 10, 2018, RMB29.0 million ($4.2 million) on June 10, 2019, RMB1.0 million ($0.14 million) on December 10, 2019, RMB89.0 million ($13.0 million) on June 10, 2020, RMB1.0 million ($0.14 million) on December 10, 2020 and RMB37.3 million ($5.43 million) on June 10, 2021. Under the facilities, we borrowed RMB158.3 million (approximately $23.1 million) as of September 30, 2018. The facilities were secured by our Dalian site’s land use rights and part of our Dalian site’s buildings, machinery and equipment. Further in August 2018, we borrowed a total of RMB60 million (approximately $8.8 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until August 14, 2019, which was secured by our cash totaled $8.8 million. We discounted these two bills payable of even date to China Everbright Bank at a rate of 4.0% .

On August 22, 2018, we obtained one-year term facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.6 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivables of at least the same amount. Under the facilities, as of September 30, 2018, we borrowed a series of bank acceptance bills totaled RMB 26.3 million (approximately $3.8 million) for a term until March 7, 2019, which was secured by bills receivables of $4.4 million.

On August 2, 2017, we obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $14.6 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, as of September 30, 2018, we borrowed a series of bank acceptance bills from China Merchants Bank totaled RMB23.3 million (approximately $3.1 million) for a term until October 25, 2018, which was secured by bills receivables of $3.07 million bills receivables and bank deposits of $0.03 million. The facilities expired on August 1, 2018 and we repaid the bills on October 25, 2018.

As of September 30, 2018, we also borrowed a series of acceptance bills from Industrial Bank Co., Ltd. Dalian Branch totaled RMB19.5 million (approximately $2.8 million) for various terms through February 8, 2019, which was secured by bank deposits of $0.9 million and bills receivable of $1.9 million.

In November 2018, we borrowed a total of RMB100 million (approximately $14.6 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until November 12, 2019, which was secured by our cash totaled RMB50 million (approximately $7.3 million) and the 100% equity in CBAK Power held by BAK Asia. We discounted these five bills payable of even date to China Everbright Bank at a rate of 4.0%.

As of September 30, 2018, we had unutilized committed banking facilities of $16.8 million. We plan to renew these loans upon maturity, and intend to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required.

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

On February 17, 2017, we signed a letter of understanding with each of eight individual investors, who are also our current shareholders, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of our common stock totaling $10 million. The issue price was determined with reference to the market price prior to the issuance of new shares In January 2017, the shareholders paid us a total of $2.1 million as refundable deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a refundable deposit of $0.2 million. In April and May 2017, we received cash of $9.6 million from these shareholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which we agreed to issue an aggregate of 6,403,518 shares of common stock, par value $0.001 per share to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, including 764,018 shares were issued to Mr. Yunfei Li, our CEO. On June 22, 2017, we issued the shares to the investors. The issuance of the shares to the investors was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, and Regulation S promulgated thereunder.

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

Pursuant to the “Notice on Adjusting and Improving the Policy of Financial Subsidy for the Promotion and Application of New Energy Vehicles” jointly released by the Ministry of Finance, the Ministry of Industry and Information Technology, the Ministry of Science and Technology and the National Development and Reform Commission of the PRC on February 12, 2018, new subsidy standards have been implemented for new energy vehicles sold in China after June 12, 2018. As a result, new energy vehicles will receive different subsidies based on their driving range and technical performance. New energy vehicles providing long driving range and high technical performance will get higher subsidies. The implementation of the new subsidy policies should in a long tem result in a healthy development of the new energy vehicles market as a whole. However, in a short term many electric vehicle manufacturers are inevitably negatively impacted by the new subsidy policies, and the price of EV batteries in Chinese market decreased sharply as a result. Given the adverse market environment, we plan to focus our resources on the existing prismatic batteries and uninterruptable power batteries and temporarily reduce the investment on R&D of new products for electric vehicle market before it returns to a less volatile environment. In September 2018, we transferred a patented proprietary high capacity prismatic battery technology, which we had been developing since 2017, to Shenzhen BAK Power Battery Co., Ltd (“BAK Shenzhen”), our former subsidiary, with a consideration of RMB85,144,500 (approximately $13.0 million).

Financial Performance Highlights for the Quarter Ended September 30, 2018

The following are some financial highlights for the quarter ended September 30, 2018:

•	Net revenues: Net revenues decreased by $12.2 million, or 68.5%, to $5.6 million for the three months ended September 30, 2018, from $17.8 million for the same period in 2017.

•	Gross loss: Gross loss was $1.84 million, representing an increase of $0.48 million, for the three months ended September 30, 2018, from a gross loss of $1.36 million for the same period in 2017.

•	Operating loss: Operating loss was $4.1 million for the three months ended September 30, 2018, reflecting a decrease of $0.1 million from an operating loss of $4.2 million for the same period in 2017.

•

Other income (expense): Other income was $12.3 million for the three months ended September 30, 2018, as compared with other expense of $14,295 of the same period in 2017. We recorded a gain on the transfer of our patented proprietary technology of $12.3 million in the third quarter of 2018.

•	Net income (loss): Net income was $7.9 million for the three months ended September 30, 2018, as compared to net loss of $4.2 million for the same period in 2017.

•	Fully diluted income (loss) per share: Fully diluted income per share was $0.30 for the three months ended September 30, 2018, as compared to fully diluted loss per share of $0.16 for the same period in 2017.

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

Income tax expenses. Our subsidiaries in PRC are subject to income tax at a rate of 25%. Our Hong Kong subsidiary BAK Asia is subject to a profits tax at a rate of 16.5% . However, because we did not have any assessable income derived from or arising in the region, BAK Asia had not paid any such tax.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2018

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months ended September 30,		Change
	2017	2018	$	%
Net revenues	$17,751	$5,589	(12,162)	(68.51)
Cost of revenues	(19,111)	(7,427)	11,684	61.14
Gross loss	(1,360)	(1,838)	(478)	(35.15)
Operating expenses:
Research and development expenses	372	604	232	62.37
Sales and marketing expenses	1,136	370	(766)	(67.42)
General and administrative expenses	1,329	1,303	(26)	(1.96)
Total operating expenses	2,837	2,277	(560)	(19.74)
Operating loss	(4,197)	(4,115)	82	1.95
Finance income (expense), net	9	(299)	(308)	(3,422.22)
Other (expense) income, net	(14)	12,335	12,349	88,207.14
(Loss) Income before income tax	(4,202)	7,921	12,123	288.51
Income tax expenses	-	-	-
Net (loss) income	(4,202)	7,921	12,123	288.51
Less: Net loss attributable to non-controlling interests	-	8	8	100.00
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	$(4,202)	$7,929	12,131	288.67

Net revenues. Net revenues were $5.6 million for the three months ended September 30, 2018, as compared to $17.8 million for the same period in 2017, representing a decrease of $12.2 million, or 68.5% .

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended September 30,		Change
	2017	2018	$	%
High power lithium batteries used in:
Electric vehicles	$16,934	$2,281	(14,653)	(86.53)
Light electric vehicles	282	44	(238)	(84.40)
Uninterruptable supplies	535	3,264	2,729	510.09
Total	$17,751	$5,589	(12,162)	(68.51)

Net revenues from sales of batteries for electric vehicles were $2.3 million for the three months ended September 30, 2018 as compared to $16.9 million in the same period of 2017, representing a decrease of $14.6 million, or 86.5% . Our revenues are adversely impacted by the reduction of government subsidy to new energy vehicles. Pursuant to the “Notice on Adjusting and Improving the Policy of Financial Subsidy for the Promotion and Application of New Energy Vehicles” jointly released by the Ministry of Finance, the Ministry of Industry and Information Technology, the Ministry of Science and Technology and the National Development and Reform Commission of the PRC on February 12, 2018, new energy vehicles will receive different subsidies based on their driving range and technical performance. Vehicles having long driving range and high technical performance will get higher subsidies. New subsidy standards took effect officially on June 12, 2018. As a result, at both national and local levels, subsidies available to purchasers of new energy vehicles are in decline. Given the new subsidy policy’s negative impact on electric vehicle manufactures, as a temporary measure, we reduced our production of batteries used in EV and focused more on batteries of uninterruptable supplies. However, we believe the above policies will in long term encourage the production of new energy vehicles, optimize the structure of the new energy vehicles industry, enhance technical standards of the industry and strengthen its core competitiveness, and ultimately foster strategic development of the new energy vehicles.

Net revenues from sales of batteries for light electric vehicles was approximately $44,000 for the three months ended September 30, 2018, compared to approximately $0.2 million in the same period of 2017, representing a decrease of approximately $0.2 million, or 84.4% . Since we face fierce competition in light electric vehicles, our orders from light electric vehicles decreased.

Net revenues from sales of batteries for uninterruptable power supplies was $3.3 million for the three months ended September 30, 2018, as compared with $0.54 million in the same period in 2017, representing an increase of $2.7 million, or 510.1% . As we focused more on this market in 2018, sale of batteries for uninterruptable power supplies increased sharply.

Cost of revenues. Cost of revenues decreased to $7.4 million for the three months ended September 30, 2018, as compared to $19.1 million for the same period in 2017, a decrease of $11.7 million, or 61.1% . Included in cost of revenues were write down of obsolete inventories of $0.7 million for three months ended September 30, 2018, while cost of revenues were write down of obsolete inventories was $0.4 million for the same period in 2017. We write down the inventory value whenever there is an indication that it is impaired, the increase in provision of inventory is mainly due to the increase of inventory with ageing over 1 year. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross loss. Gross loss for the three months ended September 30, 2018 was $1.8 million, or 32.9% of net revenues, as compared to gross loss of $1.4 million, or 7.7% of net revenues for the same period in 2017. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. We continued our efforts to improve our efficiency and tried to reduce gross loss both in dollar term and percentage term through improvement in quality control and product mix to meet market demand.

Research and development expenses. Research and development expenses increased to $0.6 million for the three months ended September 30, 2018, as compared to $0.4 million for the same period in 2017, an increase of $0.2 million, or 62.4% . We continued to hire more R&D personnel and incur more R&D activities on testing new materials with an aim to diversify our raw material supply sources, reduce our exposure to possible price fluctuations and to improve our product quality.

Sales and marketing expenses. Sales and marketing expenses decreased to $0.4 million for the three months ended September 30, 2018, as compared to approximately $1.1 million for the same period in 2017, a decrease of approximately $0.8 million, or 67.4% . The decrease in sales and marketing expenses was mainly due to a decrease in provision for warranty expenses. For the quarter ended September 30, 2018, we sold more uninterruptable supplies with shorter warranty period requirements than electric vehicle batteries.

General and administrative expenses. General and administrative expenses remained flat at $1.3 million for the three months ended September 30, 2018 and 2017.

Operating loss. As a result of the above, our operating loss totaled $4.1 million for the three months ended September 30, 2018, as compared to $4.2 million for the same period in 2017, representing a decrease of $0.1 million, or 2.0% .

Other income (expenses): Other income was $12.3 million for the three months ended September 30, 2018, as compared to other expenses of approximately $14,000 for the same period 2017. We recorded a gain on the transfer of our patented proprietary technology to BAK Shenzhen of $12.3 million in the third quarter of 2018.

Net income (loss). As a result of the foregoing, we had a net income of $7.9 million for the three months ended September 30, 2018, compared to a net loss of $4.2 million for the same period in 2017.

Comparison of Nine Months Ended September 30, 2017 and 2018

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months ended September 30,		Change
	2017	2018	$	%
Net revenues	$27,806	$14,952	(12,854)	(46.23)
Cost of revenues	(31,075)	(18,186)	12,889	41.48
Gross loss	(3,269)	(3,234)	35	1.07
Operating expenses:
Research and development expenses	1,336	1,969	633	47.38
Sales and marketing expenses	1,821	984	(837)	(45.96)
General and administrative expenses	3,471	3,632	161	4.64
Total operating expenses	6,628	6,585	(43)	(0.65)
Operating loss	(9,897)	(9,819)	78	0.79
Finance expense, net	(87)	(605)	(518)	(595.40)
Other (expense) income, net	(40)	12,331	12,371	30,927.50
(Loss) Income before income tax	(10,024)	1,907	11,931	119.02
Income tax expenses	-	-	-
Net (loss) income	(10,024)	1,907	11,931	119.02
Less: Net loss attributable to non-controlling interests	-	11	11	100.00
Net loss (income) attributable to shareholders of CBAK Energy Technology, Inc.	(10,024)	1,918	11,942	119.13

Net revenues. Net revenues were $15.0 million for the nine months ended September 30, 2018, as compared to $27.8 million for the same period in 2017, representing a decrease of $12.9 million, or 46.2% .

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Nine months ended September 30,		Change
	2017	2018	$	%
High power lithium batteries used in:
Electric vehicles	$25,999	$4,100	(21,899)	(84.23)
Light electric vehicles	485	64	(421)	(86.80)
Uninterruptable supplies	1,322	10,788	9,466	716.04
Total	$27,806	$14,952	(12,854)	(46.23)

Net revenues from sales of batteries for electric vehicles were $4.1 million for the nine months ended September 30, 2018 as compared to $26.0 million in the same period of 2017, representing a decrease of $21.9 million, or 84.2%. As a result of the recent unfavorable government subsidy policy for electric vehicle manufacturers in 2018, we reduced EV battery production and focused more on batteries for uninterruptable supplies.

Net revenues from sales of batteries for light electric vehicles was approximately $64,000 for the nine months ended September 30, 2018, compared to $0.5 million in the same period of 2017, representing a decrease of $0.4 million, or 86.8% . We face fierce competition in light electric vehicles, and our orders from light electric vehicles decreased.

Net revenues from sales of batteries for uninterruptable power supplies was $10.8 million in the nine months ended September 30, 2018, as compared with $1.3 million in the same period in 2017, representing an increase of $9.5 million, or 716.0% . As we focused more on this market in 2018, sale of batteries for uninterruptable power supplies increased sharply.

Cost of revenues. Cost of revenues decreased to $18.2 million for the nine months ended September 30, 2018, as compared to $31.1 million for the same period in 2017, a decrease of $12.9 million, or 41.5% . Included in cost of revenues were write down of obsolete inventories of $0.7 million for nine months ended September 30, 2018, while cost of revenues were write down of obsolete inventories was $1.4 million for the same period in 2017. We write down the inventory value whenever there is an indication that it is impaired, the increase in provision of inventory is mainly due to the increase of inventory with ageing over 1 year. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross loss. Gross loss for the nine months ended September 30, 2018 was $3.2 million, or 21.6% of net revenues as compared to gross loss of $3.3 million, or 11.8% of net revenues, for the same period in 2017, a decrease of $35,000. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. We continued our efforts to improve our efficiency and tried to reduce gross loss both in dollar term and percentage term through improvement in quality control and product mix to meet market demand.

Research and development expenses. Research and development expenses increased to approximately $2.0 million for the nine months ended September 30, 2018, as compared to approximately $1.3 million for the same period in 2017, an increase of $0.6 million, or 47.4% . We continued to hire more R&D personnel and incur more R&D activities on testing new materials with an aim to diversify our raw material supply sources, reduce our exposure to possible price fluctuations and to improve our product quality.

Sales and marketing expenses. Sales and marketing expenses decreased to $1.0 million for the nine months ended September 30, 2018, as compared to $1.8 million for the same period in 2017, a decrease of $0.8 million, or 46.0% . The decrease in sales and marketing expenses was mainly due to a decrease in provision for warranty expenses. In 2018, we sold more uninterruptable supplies with shorter warranty period requirements than electric vehicle batteries as compared to the same period of 2017.

General and administrative expenses. General and administrative expenses increased to $3.6 million for the nine months ended September 30, 2018, as compared to $3.5 million for the same period in 2017, representing an increase of $0.2 million, or 4.6% . The increase in general and administrative expenses was mainly resulted from a $0.2 million reversal of compensation costs in relation to the litigation with Shenzhen Huijie in the nine months ended September 30, 2017 as described more below.

Operating loss. As a result of the above, our operating loss totaled $9.8 million for the nine months ended September 30, 2018, as compared to $9.9 million for the same period in 2017, representing a decrease of $78,000, or 0.8% .

Financial expense. Financial expense increased to $0.6 million for the nine months ended September 30, 2018, as compared to approximately $87,000 for the same period last year, an increase of $0.5 million, or 595.4% . Interest expenses in 2018 increased as result of our higher average bank loan balances.

Other (expenses) income: Other income was $12.3 million for the nine months ended September 30, 2018, as compared to other expenses of approximately $40,000 for the same period 2017. We recorded a gain on the transfer of our patented proprietary technology to BAK Shenzhen of $12.3 million in the third quarter of 2018.

Net income (loss). As a result of the foregoing, we had a net income of $1.9 million for the nine months ended September 30, 2018, compared to a net loss of $10.0 million for the same period in 2017.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term bank loans, other short-term loans and bills payable under bank credit agreements, advances from our related and unrelated parties, investors and issuance of capital stock.

As of September 30, 2018, we had cash and cash equivalents of $0.7 million. Our total current assets were $64.0 million and our total current liabilities were $96.0 million, resulting in a net working capital deficiency of $32.0 million. These factors raise substantial doubts about our ability to continue as a going concern.

As disclosed under Item 2 of PART I, “BUSINESS—Overview”, we have obtained $9.6 million and $nil through equity financing in 2017 and 2018, respectively, and we also have obtained banking facilities from various local banks in China. As of September 30, 2018, we had unutilized committed banking facilities of $16.8 million.

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

In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing strong support to the industry of new energy facilities and vehicle. It is expected that we will be able to secure more potential orders from the new energy market, especially from the new energy storage market and the electric vehicle market. We believe with that the booming future market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2017	2018

Net cash (used in) provided by operating activities	$(6,532)	$9,141
Net cash used in investing activities	(8,739)	(6,561)
Net cash provided by financing activities	12,466	7,371
Effect of exchange rate changes on cash and cash equivalents and restricted cash	204	(1,053)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,601)	8,898
Cash and cash equivalents and restricted cash at the beginning of period	4,687	10,749
Cash and cash equivalents and restricted cash at the end of period	$2,086	$19,647

Operating Activities

Net cash provided by operating activities was $9.1 million in the nine months ended September 30, 2018, as compared to net cash used in operating activities of $6.5 million in the same period in 2017. The net cash provided by operating activities was mainly attributable to a decrease of $27.0 million for trade accounts and bills receivable, partially offset by our net loss (before gain on transfer of our patented proprietary technology, and excluding non-cash depreciation and amortization) of $8.6 million, cash outflows of $8.6 million on settlement to our former subsidiaries, and cash outflows of $1.2 million on settlement of trade accounts and bills payable.

Investing Activities

Net cash used in investing activities was $6.6 million for the nine months ended September 30, 2018, as compared to $8.7 million in the same period of 2017. The net cash used in investing activities in 2018 and 2017 mainly include purchase of property, plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $7.4 million in the nine months ended September 30, 2018, compared to $12.5 million during the same period in 2017. The net cash provided by financing activities in the nine months ended September 30, 2018 mainly comprised bank borrowings of $24.2 million and advances from related parties of $10.7 million, partially offset by repayment of bank borrowings of $19.4 million and repayment to related parties of $8.2 million.

As of September 30, 2018, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
China Everbright Bank	$29,121	$23,050
Short-term credit facilities:
China Merchants Bank	$3,105	$3,105

Other lines of credit:
Bank of Dandong	$724	$724
China Everbright Bank	37,487	26,758
Industrial Bank Co. Ltd	2,840	2,840
	$41,051	$30,322

Total	$73,277	$56,477

Capital Expenditures

We incurred capital expenditures of $8.7 million and $6.6 million in the nine months ended September 30, 2017 and 2018, respectively. Our capital expenditures were used primarily to construct our manufacturing facilities in Dalian.

We estimate that our total capital expenditures for the year ending December 31, 2018 will reach approximately $13.6 million. Such funds will be used to expand new automatic manufacturing lines to fulfill our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2018:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Current maturities of long-term bank loans	$4,368	$4,368	$-	-	$-
Long-term bank loans	18,681	-	18,681	-	-
Bills payable	34,500	34,500	-	-	-
Payable to former subsidiaries	1,255	1,255	-	-	-
Other short-term loans	16,270	16,270	-	-	-
Capital injection to Dalian Trading	400	400	-	-	-
Capital injection to CBAK Suzhou	204	-	204
Capital commitments for construction of buildings	3,445	3,445	-	-	-
Capital commitments for purchase of equipment	1,991	1,991	-	-	-
Future interest payment on bank loans	2,499	1,338	1,161	-	-
Total	$83,613	$63,567	$20,046	-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2018.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of our contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,227,583 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million, which wepany already accrued for at June 30, 2016), interest of $29,812 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,227,583 (RMB 8,430,792) for a period of one year. On September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. Further on August 27, 2018, the court of Zhuanghe froze the bank deposits for another one year until August 27, 2019, upon the request of Shenzhen Huijie. On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million, we have accrued for these amounts as of September 30, 2018. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian”) challenging the lower court’s judgement rendered on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgment and remand the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, we received from the Court of Zhuanghe that construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,330,186 (RMB9,129,868). As of September 30, 2018, we have already paid $1.6 million (RMB 11.0 million) and accrued $0.9 million (RMB 6.1 million) for the construction cost incurred and completed by Shenzhen Huijie.

In late February 2018, CBAK Power received a notice from the Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for the failure to perform pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($35,665), including construction costs of RMB238,735 ($34,762) and interest of RMB6,207 ($904), we have accrued for these amounts as of September 30, 2018. On October 16, 2018, the Court of Zhuanghe issued a judgment that because certain items as stipulated in the fire-control contract were not completed by Shenzhen Huijie, we are liable to pay only RMB77,043 ($11,218) and interest thereon accruing from July 24, 2017 to Shenzhen Huijie.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,661,676), including goods amount of RMB17,428,000 ($2,537,639) and interest of RMB851,858 ($124,037). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,537,639) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($19,144). The trial went into effect in February 2018 and is currently in the execution phase. As of December 31, 2017 and September 30, 2018, we had made a full provision against the receivable from Anyuan Bus of RMB17,428,000 ($2,537,639). On June 29, 2018, we filed an application with the Court of Zhuanghe for enforcement of the trial against all of Anyuan Bus’ shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting our application that all the Anyuan Bus’ shareholders should be liable to pay us the debt as confirmed under the trial. If the shareholders do not appeal within fifteen days of receiving the notice from the Court, the judgment will become effective and will be enforced for execution against them.

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

On September 30, 2018, our subsidiary CBAK Power entered into a technology transfer agreement with BAK Shenzhen, pursuant to which we transferred patented proprietary technologies and know-how of high capacity prismatic batteries to BAK Shenzhen for a consideration of RMB 85,144,500 (approximately $13.0 million). BAK Shenzhen and we agreed to offset the cash consideration against the amount owed by us to BAK Shenzhen. According to the agreement, we are prohibited from researching, developing or manufacturing products based on the transferred technologies within five years after the transfer. We may not transfer the same technologies to a third party either. A copy of summary of this agreement is included as Exhibit 10.1 to this Report and is hereby incorporated by reference herein.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

10.1	Summary of Technology Transfer Agreement by and between CBAK Power and BAK Shenzhen, dated as of September 30, 2018.

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2018

CBAK ENERGY TECHNOLOGY, INC.

	By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

	By:	/s/ Wenwu Wang
Wenwu Wang
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Summary of Technology Transfer Agreement by and between CBAK Power and BAK Shenzhen, dated as of September 30, 2018.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document