Form 10-K
period 2018-12-31
CBAK Energy Technology, Inc.
filed 2019-04-16
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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
People’s Republic of China, 116450
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on The NASDAQ Global Market) was approximately $20.6 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 31,745,518 shares of the registrant’s common stock outstanding as of April 12, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CBAK ENERGY TECHNOLOGY, INC.

Annual Report on Form 10-K

i

INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;
●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;
●	“CBAK Trading” are to our PRC subsidiary, Dalian CBAK Trading Co., Ltd.;
●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd;
●	“China” and “PRC” are to the People’s Republic of China;
●	“RMB” are to Renminbi, the legal currency of China;
●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;
●	“SEC” are to the United States Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended; and
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.
●	“CBAK Suzhou” are to our PRC subsidiary, CBAK New Energy (Suzhou) Co., Ltd.

On January 10, 2017, CBAK Energy Technology, Inc. (formerly China BAK Battery, Inc.) filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger between the Company and the Company’s newly formed, wholly owned subsidiary, CBAK Merger Sub, Inc. (the “Merger Sub”). According to the Articles of Merger, effective January 16, 2017, the Merger Sub merged with and into the Company with the Company being the surviving entity (the “Merger”).

As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of the Company’s name. Upon the effectiveness of the filing of Articles of Merger with the Secretary of State of Nevada, which is January 16, 2017, the Company’s Articles of Incorporation were deemed amended to reflect the change in the Company’s corporate name.

On March 7, 2017, the names of our subsidiaries Dalian BAK Power Battery Co., Ltd and Dalian BAK Trading Co., Ltd, were changed to Dalian CBAK Power Battery Co., Ltd and Dalian CBAK Trading Co., Ltd, respectively.

Effective on November 30, 2018, the trading symbol for our common stock, which trades on the Nasdaq Global Market, was changed from CBAK to CBAT.

Special Note Regarding Forward Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

●	our ability to continue as a going concern;
●	our ability to remain listed on a national securities exchange;
●	our ability to timely complete the construction of our Dalian facilities and commence its full commercial operations;
●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
●	our future business development, results of operations and financial condition;
●	our ability to fund our operations and manage our substantial short-term indebtedness;
●	our ability to maintain or increase our market share in the competitive markets in which we do business;
●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;
●	our ability to diversify our product offerings and capture new market opportunities;
●	our ability to obtain original equipment manufacturer, or OEM, qualifications from brand names;
●	our ability to source our needs for skilled labor, machinery and raw materials economically;
●	uncertainties with respect to the PRC legal and regulatory environment;
●	other risks identified in this report and in our other reports filed with the SEC, including those identified in “Item 1A. Risk Factors” below.

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

ii

PART I

ITEM 1.	BUSINESS.

Overview of Our Business

Our Dalian manufacturing facilities began its partial commercial operations in July 2015. We are now engaged in the business of developing, manufacturing and selling new energy high power lithium batteries, which are mainly used in the following applications:

●	Electric vehicles (“EV”), such as electric cars, electric buses, hybrid electric cars and buses;
●	Light electric vehicles (“LEV”), such as electric bicycles, electric motors, sight-seeing cars; and
●	Electric tools, energy storage, uninterruptible power supply, and other high power applications.

We have received most of the operating assets, including customers, employees, patents and technologies of our former subsidiary, BAK International (Tianjin) Ltd. (“BAK Tianjin”). Such assets were acquired in exchange for a reduction in receivables from our former subsidiaries that were disposed in June 2014. For now, we have equipped with complete production equipment which can fulfill most of our customers’ needs. For the fiscal year ended December 31, 2018, we purchased batteries approximately of $2.0 million, $0.7 million and $0.1 million from Zhengzhou BAK Battery Co., Ltd (“Zhengzhou BAK”), BAK Tianjin and our former subsidiary, Shenzhen BAK Power Battery Co., Ltd (“BAK Shenzhen”) respectively.

On January 16, 2017, the Board of Directors of the Company approved a change in the Company’s fiscal year end from September 30 to December 31. As a result of the change, our 2017 fiscal year began on January 1, 2017 and ended on December 31, 2017.

We generated revenues of $24.4 million and $58.4 million for the fiscal years ended December 31, 2018 and 2017 respectively. We had a net loss of $2.0 million and $21.5 million in fiscal years ended December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $165.4 million and net assets of $0.3 million. We had a working capital deficiency and accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of December 31, 2018.

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $18.9 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO and Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.4 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of revolving bank acceptance totaled $0.5 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills. We repaid the loan and bank acceptance bills on June 12, 2018.

In the second quarter of 2018, we obtained additional banking facilities from Bank of Dandong with bank acceptance bills of RMB5.0 million (approximately $0.7 million) for a term until October 17, 2018. We have borrowed a series of bank acceptance bills totaled RMB 5.0 million (approximately $0.7 million) for a term until October 17, 2018. We repaid the bank acceptance bills on October 17, 2018.

On July 6, 2016, we obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $5.8 million) to July, 2017. The banking facilities were guaranteed by Mr. Li, our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 we borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. We also borrowed revolving bank acceptance totaled RMB40 million (approximately $5.8 million), and bank deposit of 50% was required to secure against these bank acceptance bills. We repaid the loan and bank acceptance bills in July and August 2017.

On November 9, 2017, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.5 million) with the term expiring on November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. Under the facilities, on November 10, 2017, we borrowed a net letter of credit of RMB96.1 million (approximately $14.0 million) to November 7, 2018. Under the facilities, bank deposit of approximate 50% was required to secure against this letter of credit. We discounted this letter of credit of even date to China Everbright Bank at a rate of 4.505%. We repaid the letter of credit on November 7, 2018.

On June 4, 2018, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $29.1 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, which is currently 6.715% per annum. Under the facilities, we borrowed RMB126.0 million ($18.3 million), RMB23.3 million ($3.4 million), RMB9.0 million ($1.3 million) and RMB9.5 million ($1.4 million) on June 12, June 20, September 20, and October 19, 2018, respectively. The loans are repayable in six installments of RMB0.8 million ($0.12 million) on December 10, 2018, RMB24.0 million ($3.54 million) on June 10, 2019, RMB0.8 million ($0.12 million) on December 10, 2019, RMB74.7 million ($10.86 million) on June 10, 2020, RMB0.8 million ($0.12 million) on December 10, 2020 and RMB66.3 million ($9.64 million) on June 10, 2021. Under the facilities, we borrowed RMB167.0 million ($24.3 million) as of December 31, 2018. The facilities were secured by our Dalian site’s land use rights and part of our Dalian site’s buildings, machinery and equipment. We repaid the bank loan of RMB0.8 million ($0.12 million) on December 10, 2018.

Further in August 2018, we borrowed a total of RMB60 million (approximately $8.7 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until August 14, 2019, which was secured by our cash totaled $8.7 million. We discounted these two bills payable of even date to China Everbright Bank at a rate of 4.0%.

On August 22, 2018, we obtained one-year term facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.5 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivables of at least the same amount. Under the facilities as of December 31, 2018, we borrowed a series of bank acceptance bills totaled RMB28.8 million (approximately $4.2 million) for a term until March 7, 2019, which was secured by bills receivables of $4.2 million. We repaid the bank acceptance bills on March 7, 2019.

In November 2018, we borrowed a total of RMB100 million (approximately $14.5 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until November 12, 2019, which was secured by our cash totaled RMB50 million (approximately $7.3 million) and the 100% equity in CBAK Power held by BAK Asia. We discounted these five bills payable of even date to China Everbright Bank at a rate of 4.0%.

On August 2, 2017, we obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $14.5 million) including revolving loans, trade finance, notes discount, acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, we borrowed a series of bank acceptance bills from China Merchants Bank totaled RMB21.3 million (approximately $3.1 million) for a term until October 25, 2018. The facilities expired on August 1, 2018 and we repaid the bills on October 25, 2018.

As of December 31, 2018, we also borrowed a series of acceptance bills from Industrial Bank Co., Ltd. Dalian Branch totaled RMB15.0 million (approximately $2.2 million) for various terms through May 21, 2019, which was secured by bank deposits of $0.02 million and bills receivable of $2.2 million.

As of December 31, 2018, we had unutilized committed banking facilities of $15.0 million. We plan to renew these loans upon maturity, and intend to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required.

In January 2019, the Company obtained one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $5.8 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, we borrowed RMB16.4 million ($2.4 million), RMB15.4 million ($2.2 million), RMB6.6 million ($1.0 million) and RMB1.2 million ($0.2 million) on February 1, 2019, February 22, 2019, March 8, 2019 and March 21, 2019, respectively.

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

On February 17, 2017, we signed a letter of understanding with each of eight individual investors, who are also our current shareholders, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed to subscribe for new shares of our common stock totaling $10 million. In April and May 2017, we received cash of $9.6 million from these shareholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which we agreed to issue an aggregate of 6,403,518 shares of common stock, par value $0.001 per share to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, including 746,018 shares issued to Mr. Yunfei Li, our CEO. On June 22, 2017, we issued the shares to the investors.

On January 7, 2019, each of Mr. Dawei Li and Mr. Yunfei Li entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $3.5 million (RMB23,980,950) and $1.7 million (RMB11,647,890) (totaled $5.2 million, the “Debts”) to Mr. Dawei Li and Mr. Yunfei Li, respectively.

On January 7, 2019, the Company entered into a Cancellation Agreement (the “Cancellation Agreement”) with Mr. Dawei Li and Mr. Yunfei Li (the creditors). Pursuant to the terms of the Cancellation Agreement, Mr. Dawei Li and Mr. Yunfei Li agreed to cancel the Debts in exchange for 3,431,373 and 1,666,667 shares of common stock of the Company, respectively (collectively, the “Shares”) at an exchange price of $1.02 per share. Upon receipt of the Shares, the creditors released the Company from any claims, demands and other obligations relating to the Debts. The Cancellation Agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the Shares.

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

In 2015, to promote the development of electric vehicles industry, the Chinese central government issued a subsidy policy named Notice of 2016-2020 New Energy Vehicles Promotion with Financial Support, which regulated subsidies for consumers in purchase of electric vehicles from central government and local government. According to the policy, it regulates a certain subsidy standard for various types of electric vehicles in connection with the endurance mileage, battery pack energy density, energy consumption level, which means new energy vehicles providing long driving range and high technical performance will get higher subsidies. For the purposes of establishing a long-term mechanism for the administration of energy conservation and new energy vehicles, and promoting the sound development of the automobile industry, Chinese government reduced the subsidy standard for electric vehicles once a year while made several other policies to stimulate the increase of new energy vehicles. On December 26, 2017, the Chinese central government issued a policy for exemption of purchase tax for electric vehicles for another three years until 2020.

On September 28, 2017, Chinese Ministry of Industry and Information Technology issued a new policy named Measures for Parallel Administration of the Average Fuel Consumption and New Energy Vehicle Credits of Passenger Vehicle Enterprises (Measures for Parallel Administration). According to the Measures for Parallel Administration, Chinese government will calculate and examine the Average Fuel Consumption Credits and New Energy Vehicle Credits of passenger vehicle enterprises. If the enterprises get negative credits on the declaration day, the production of high-fuel consumption vehicles will be suspended. The positive credits of average fuel consumption of passenger vehicle enterprises may be carried forward or transferred among affiliated enterprises. A passenger vehicle enterprise’s negative credits of new energy vehicles shall be subject to compensation and zeroing through purchasing positive credits of new energy vehicles. Accordingly, the automobile industry should produce more new energy vehicles or pay money to other enterprises to get positive credits if their credits are negative. The Measures for Parallel Administration became effective on April 1, 2018.

We believe these policies in the long term will result in a healthy development of the new energy vehicles market as a whole. However, in the short term many electric vehicle manufacturers are inevitably adversely impacted by the decreasing subsidy, and the price of EV batteries in Chinese market decreased sharply as a result. Given the adverse market environment, we focused our resources on the existing cylindrical batteries for UPS market and temporarily reduce the investment on R&D of new products for electric vehicle market and cut down the EV batteries selling before the market stabilizes.

In September 2018, we transferred a patented proprietary high capacity prismatic battery technology, which we had been developing since 2017, to BAK Shenzhen, with a consideration of RMB85,144,500 (approximately $12.8 million).

Our Corporate History and Structure

We conduct our current business through the following two wholly-owned operating subsidiaries in China that we own through BAK Asia, a holding company formed under the laws of Hong Kong, and a 90% owned subsidiary of CBAK Power, one of our wholly-owned operation subsidiaries in China:

●	CBAK Trading, located in Dalian, China, incorporated on August 14, 2013, focuses on the wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service; and
●	CBAK Power, located in Dalian, China, incorporated on December 27, 2013, focuses on the development and manufacture of high-power lithium batteries.
●	CBAK Suzhou, located in Suzhou, China, incorporated on May 4, 2018, focuses on the development and manufacture of new energy high power battery packs.

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

We believe high power lithium batteries represent the main direction of the development of new energy vehicle technologies according to the “13th Five-Year Plan” published by the Chinese government.

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

The year 2014 was seen as the first real year for the development of China’s new energy vehicle industry by many industry insiders. After explosive growth in 2017, the production and sales of new energy vehicles continued to grow tremendously in 2018. According to Ministry of Industry and Information Technology of China (“MIIT”), from January to December 2018, the production of new energy vehicles in China reached 1,270,000 units - up 43.4 percent year-on-year; and sales in China reached 1,256,000 units - up 61.7 percent year-on-year. As the core mechanism for new energy vehicles, the power battery industry has also recently welcomed an unprecedented growth. According to the Development Program for the Energy Efficient and New Energy Vehicle Industry 2012-2020 designed by the State Council of the PRC, some major objectives are: to enthusiastically advance innovation in power battery technologies; scientifically plan the industrial layout; focus on developing power battery industry clusters; and actively promote the mass production of power batteries. With the recent introduction of a number of supporting policies, the production of power batteries for vehicles has grown remarkably.

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

Revenue by Products

Before June 30, 2014, we derived our revenues from BAK International and its subsidiaries which produced prismatic cells, cylindrical cells, lithium polymer cells and high-power lithium batteries. Since July 1, 2014, our revenue has been mainly from Dalian CBAK Power for sale of batteries manufactured by BAK Tianjin under outsourcing arrangements. Starting from October 2015, we generated revenues from high-power lithium battery cells manufactured by Dalian CBAK Power as well as batteries outsourced from BAK Tianjin, BAK Shenzhen and other manufacturers. The following table sets forth the breakdown of our net revenues by product types:

	Fiscal Years ended
	December 31, 2017		December 31, 2018
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
High-power lithium batteries used in:
Electric vehicles	$55,007	94.23	$8,169	33.43
Light electric vehicles	496	0.85	64	0.26
Uninterruptable supplies	2,872	4.92	16,200	66.31
Total	$58,375	100.00	$24,433	100.00

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

For the fiscal year ended December 31, 2018, our key raw material suppliers for battery cells were as follows:

Materials	Main Suppliers
NCM	Shandong Tianjiao New Energy , Co., Ltd.
Cathode materials	Jilin JUNENG Advanced Carbon Materials Co., Ltd.
Copper foil	Wason Copper Foil Co., Ltd.
Anode materials	Jiuzhao New Energy Technology Co., Ltd.
Electrolyte	Shenzhen CAPCHEM Technology Co. Ltd.
Cases and caps	Changzhou Wujinzhongrui Electric Co., Ltd
Steel-can	Xinxiang Zhengyuan Electronic Material Co. Ltd.
Solvent NMP	Chongqing ZR Chemical Co., Ltd.
Battery separator paper	Ube Industries, Ltd.

For the fiscal year ended December 31, 2018, our key raw material suppliers for battery packs were as follows:

Materials	Main Suppliers
Battery Management System	Dongguan Powerwise Technology Co., Ltd.
Battery Cabinet	CangzhouHuibang Electromechanical Manufacturing Co. Ltd.
Battery Support	Shenzhen Yayoute Technology Co., Ltd.
Current-carrying sheet	Shenzhen XDM New Energy Technology Co., Ltd.
Protection board	Huizhou Topband Electrical technology Co., Ltd

We source our manufacturing equipment both locally and from overseas, based on their respective cost and function. Our key equipment as of December 31, 2018 was purchased from the following suppliers:

Instruments	Main Suppliers
Charge and Discharge Equipment	Zhejiang Hangke Technologies Co., Ltd
Electrode Preparing Machine	Zhuhai Higrand Electronic Technology Inc.
Infusing Machine	Kinlo Technology & System (Shenzhen) Co. Ltd.
Laser welding machine	United Winners Laser Co., Ltd.
Coating Machine	Shenzhen Haoneng Technology Co., Ltd.
Vacuum Oven	WujiangJiangling Equipment Co., Ltd
Automatic Line Machine	Shenzhen Zhongji Automation Co., Ltd.
Dehumidifier	Hangzhou Dry Air Treatment Equipment Co., Ltd.
Automatic Feeding System	Yueyang Deli Mechanical Equipment Co., Ltd.
Rolling	Xingtai HYLN Battery Equipment Co., Ltd.

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

As of December 31, 2018, Dalian CBAK Power has 17 patents including 12 utility model patents and 5 patents for invention in the PRC. 2 of these patents were acquired by BAK Asia, from an unrelated third party at RMB1 and were contributed as paid up capital of CBAK Power. 2 patents were transferred to BAK Shenzhen which was included in the transfer of our patented proprietary technology to BAK Shenzhen of $12.3 million in the third quarter of 2018.

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

Seasonality

According to the market demands, we usually experience seasonal peaks during the months of October to December for electric vehicle markets, and during the months of May to December for light electric markets. Also, at various times during the year, our inventories may be increased in anticipation of increased demand for consumer electronics. There is a steady demands in UPS market all year except February in which the demands tends to be seasonally low due to plant closures for Chinese New Year in the PRC.

Customers

We have many well-known customers, including electric vehicle manufacturers, such as Chery Automobile Co. Ltd., Dongfeng Xiangyang Touring Car Co., Ltd, Dongfeng Auto Co., Ltd, Brilliance Auto, Chengdu Dayun Automobile Co., Ltd.; and battery pack manufacturers, such as Guangdong Pisen Electronics Co., Ltd., Sichuan Pisen Electric Co., Ltd, Shenzhen Max Technology Co., Ltd, Dongguan Large Electronics Co., Ltd, and manufacturers in UPS and other applications, such as Lithium Werks Asia B.V., Solax Power Co., Ltd., Robotics Technology Ltd. We believe that we will continue to increase our revenue and market share as we gradually increase our high-power batteries production as the demand for these batteries has been increasing.

Geography of Sales

Before June 30, 2014, we sold our products domestically and internationally. Thereafter, we sell high-power lithium battery primarily to customers in China. The following table sets forth certain information relating to our total revenues by location of our customers for the last two fiscal years:

	Fiscal Years ended
	December 31, 2017		December 31, 2018
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Mainland China	$57,425	98.38	$21,292	87.14
USA	-	-	1,834	7.51
Europe	294	0.50	100	0.41
PRC Taiwan	222	0.38	103	0.42
Israel	364	0.62	991	4.06
Others	70	0.12	113	0.46
Total	$58,375	100.00	$24,433	100.00

Competition

We face intense competition from high-power lithium battery makers in China, as well as in Korea and Japan for each of our product types. The following table sets forth our major competitors for the EV market, LEV market and UPS market as of December 31, 2018:

Product Type	Competitors
EV battery	Japan:	Panasonic Corporation
	Korea:	Samsung Electronics Co., Ltd. LG Chemical
	China:	Tianjin Lishen Battery Joint-stock Co., Ltd Contemporary Amperex Technology Co., Ltd Hefei Guoxuan Hi-Tech Power Energy Co., Ltd China Aviation Lithium Battery Co., Ltd.
LEV battery	China:	Tianneng Power International Limited Chaowei Power Holdings Limited Phylion Battery Co., Ltd
UPS battery	China:	Shandong Goldencell Electronics Technology Co., Ltd DLG Power Battery (Shanghai) Co., LTD. Dongguan Power Long Battery Technology Co., Limited

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

Research and Development

The R&D of next-generation advanced lithium battery and its key materials – characterized by high energy density, high security, long-lasting life, and low cost – as well as the training of related technical talents, have become a major demand in the development of advanced electric vehicles in China. We have reached strategic cooperation agreements with Dalian Institute of Chemical Physics of Chinese Academy of Sciences (“DICP”), Dalian Maritime University and Dalian Jiaotong University. Under the agreements, these institutions and us will jointly research and develop the next-generation key technologies and materials with an aim to produce the most powerful battery worldwide.

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

Employees

We had a total of approximately 610 employees as of December 31, 2018, all of whom are full-time employees. The following table sets forth the number of our employees by function.

Function	Number
Production	352
Research and development	128
Sales and marketing	20
General and administrative	110
Total	610

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages. We believe we maintain good relations with our employees.

Available Information

We make available free of charge, on or through our website, http://www.cbak.com.cn, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of the SEC’s website is www.sec.gov. Information appearing on our website is not part of any report that we file with the SEC.

ITEM 1A.	RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

Our failure to timely complete the construction of our Dalian facility and commence its full commercial operations could negatively affect our business operations.

We are currently constructing our Dalian facility and we have relocated most of the operating assets, including machinery and equipment, as well as the customers, employees, patents and technologies from BAK Tianjin to the Dalian facility. We have completed the construction of two plants of the Dalian facility and their commercial operation began in July 2015. We are currently constructing two more plants and have completed their civil work and the product lines are expected to be completed by September 2022, but we cannot give assurance that the construction will be completed as scheduled or, without cost overrun. Even if the construction is completed on a timely basis, we cannot give assurance that the full commercial operation can begin as we expected. In addition, we may not be able to attract a sufficient number of skilled workers to meet the needs of the new facility. If we experience delays in construction or commencement of the full commercial operations, increased costs or lack of skilled labor, or other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted. Operating results could also be unfavorably impacted by start-up costs until production at the new facility reaches planned levels.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements included in this report which states that the financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring losses and short-term debt obligations as of December 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern. As disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Development” and Note 1 to the consolidated financial statements, our Dalian manufacturing facilities began partial commercial operations in July 2015 which focus on production and sale of the new energy high power batteries for use in electric vehicles, light electric vehicles and other high power applications. In June and July 2016, we obtained advances with an aggregate amount of $5.5 million from potential investors and converted these loans to common stock in August 2016. In February 2017, we signed a letter of understanding with each of eight individual investors whereby these investors agreed in principle to subscribe for new shares of our common stock totaling $10 million. In May 2017, we entered into a securities purchase agreement with these investors to issue stock with an aggregate amount of $9.6 million. In June 2017, we issued the shares to the investors. As of December 31, 2018, we had unutilized committed banking facilities of $15.0 million. We plan to renew our bank borrowings upon maturity and raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands. However, there can be no assurance that we will be successful in obtaining the financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We rely on a few battery suppliers to fulfill our customers’ orders. If we fail to effectively manage our relationships with, or lose the services of these suppliers and we cannot substitute suitable alternative suppliers, our operations would be materially adversely affected.

Before the production at our Dalian facility can completely fulfill our customers’ orders, we expect to continue to generate part of our revenues by outsourcing our customers’ orders to BAK Shenzhen and a few other suppliers. If our business relationship with BAK Shenzhen and other suppliers changes negatively or their financial condition deteriorates, or their operating environment changes, our business may be harmed in many ways. BAK Shenzhen and other suppliers may unilaterally terminate battery supply to us or increase the prices. As a result, we are not assured of an uninterrupted supply of high power lithium batteries of acceptable quality or at acceptable prices from BAK Shenzhen and other suppliers. We may not be able to substitute suitable alternative contract manufacturers in a timely manner on commercially acceptable term or at all. We may be forced to default on the agreements with our customers. This may negatively impact our revenues and adversely affect our reputation and relationships with our customers, causing a material adverse effect on our financial condition, results of operations and prospects.

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

The battery industry has been notable for the pace of innovations in product life, product design and applied technology. We and our competitors have made, and continue to make, investments in research and development with the goal of further innovation. The successful development and introduction of new products and line extensions face the uncertainty of customer acceptance and reaction from competitors, as well as the possibility of cannibalization of sales of our existing products. In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can:

●	develop and fund research and technological innovations;
●	receive and maintain necessary intellectual property protections;
●	obtain governmental approvals and registrations;
●	comply with governmental regulations; and
●	anticipate customer needs and preferences successfully.

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

We believe that our ability to provide cost-effective products is one of the most significant factors that contributed to our past success and will be essential for our future growth. We believe this is one of our competitive advantages over our Japanese and Korean competitors. We need to increase our manufacturing output to a level that will enable us to substantially reduce the cost of our products on a per unit basis through economies of scale. However, our ability to substantially increase our manufacturing output is subject to significant constraints and uncertainties, including:

●	the need to raise significant additional funds to purchase and prepay raw materials or to build additional manufacturing facilities, which we may be unable to obtain on reasonable terms or at all;
●	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as increases in raw material prices and problems with equipment vendors;
●	delays or denial of required approvals by relevant government authorities;
●	diversion of significant management attention and other resources; and
●	failure to execute our expansion plan effectively.

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

We had capital expenditures of approximately $12 million and $7.4 million in the fiscal years ended December 31, 2017 and December 31, 2018, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

We may incur significant costs because of the warranties we supply with our products and services.

With respect to the sale of our battery products from fiscal 2016, we typically offer warranties against any defects due to product malfunction or workmanship for a period of six months-to-eight years from the date of purchase, including a period of six to twenty four months for battery cells, and a period of twelve to twenty seven months for battery modules for electric bicycles, and a period of three years to eight years for battery modules for electric vehicles. We will provide a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

We do not have insurance coverage against damages or losses of our products. Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

We have not purchased product liability insurance to provide against any claims against us based on our product quality. We expect that we will purchase product liability insurance in fiscal year 2019. If we fail to purchase product liability insurance, defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share, and any of our products are found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacements, provide refunds, or pay damages. As the insurance policy imposes a ceiling for maximum coverage and high deductibles, we may not be able to obtain from the insurance policy a sufficient amount to compensate our customers for damages they suffered attributable to the quality of the products. Moreover, the insurance policy also excludes certain types of claims from its coverage, and if any of our customers’ claims against us falls into those exclusions, we would not receive any amount from the insurance policy at all. In either case, we may still be required to incur substantial amounts to indemnify our customers in respect of their product quality claims against us, which would materially and adversely affect the results of our operations and severely damage our reputation.

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

Fluctuations in prices and availability of raw materials, particularly Ni, Co, Mn and LiFePO4, could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

Our operating results could be adversely affected by increases in the cost of raw materials, particularly Ni, Co, Mn and LiFePO4, the primary cost component of our battery products, or other product parts or components. The price of Ni, Co, Mn and LiFePO4 is not stable. If the price increases, it will negatively impact our financial results in years ahead. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 91.31% and 62.42% of our revenues for the years ended December 31, 2017 and December 31, 2018, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

For the years ended December 31, 2017 and December 31, 2018, we derived 1.6% and 12.9%, respectively, of our sales from outside the PRC mainland. We still deem overseas market as an important revenue source for us, and have been actively exploring overseas customers. The marketing, international distribution and sale of our products expose us to a number of risks, including:

●	fluctuations in currency exchange rates;
●	difficulty in engaging and retaining distributors that are knowledgeable about, and can function effectively in, overseas markets;
●	increased costs associated with maintaining marketing efforts in various countries;
●	difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our products;
●	inability to obtain, maintain or enforce intellectual property rights; and
●	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries.

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

We lack intellectual property rights for the business we operate. As of December 31, 2018, CBAK Power only owns 17 patents including 12 utility model patents and 5 patents for invention in the PRC. During fiscal year 2018, CBAK Power obtained 10 patents. On August 25, 2014, we entered into an intellectual property rights use agreement with Shenzhen BAK under which we are authorized to use Shenzhen BAK’s registered logo, trademarks and patents for a period of 5 years for free from June 30, 2014. As of June 30, 2014, Shenzhen BAK owned 462 registered patents in PRC and 60 registered patents in other countries, 80 registered trademarks in PRC and 49 registered trademarks in the United States, European Union, Korea, Russia, Taiwan, Canada, India and Hong Kong that cover various categories of goods and services. We cannot provide assurance that we will continue to get authorization from Shenzhen BAK to use its intellectual property rights when the current intellectual property rights use agreement with Shenzhen BAK expires, nor can we make assurance that we can get the authorization at a favorable price, which could harm our business and competitive position.

We do not hold the property ownership rights for facilities located in the PRC. Our manufacturing activities could be adversely affected if we lose the facilities that we do not have property ownership rights.

We have obtained land use rights for our Dalian manufacture facilities, but have not yet obtained the property ownership of the Dalian manufacture facilities including its plants, office building, warehouse, and related supporting facilities. We expect that we will obtain the property ownership rights by June 2019. If we lose our Dalian facility due to the lack of the property ownership, our manufacturing activities will be adversely impacted.

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

To the extent we ship our products outside of the PRC, or to the extent our products are used in products sold outside of the PRC, they may be affected by the following: The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization, or ICAO, and corresponding International Air Transport Association, or IATA, Pipeline & Hazardous Materials Safety Administration, or PHMSA, Dangerous Goods Regulations and the International Maritime Dangerous Goods Code, or IMDG, and in the PRC by General Administration of Civil Aviation of China and Maritime Safety Administration of People’s Republic of China. These regulations are based on the United Nations, or UN, Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA ,IMO and PHMSA hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2003, 2004, 2009, 2010, 2013 and 2015. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We comply with all current PRC and international regulations for the shipment of our products, and will comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we were unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

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

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weakness in our internal control over financial reporting: we did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements, and there was insufficient accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America, or U.S. GAAP, commensurate with our financial reporting requirements. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy this material weakness. In September 2016, we implemented training on internal control and enterprise risk management. In November 2016, we implemented training on U.S. GAAP accounting guidelines. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

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

In December 2012, the SEC instituted proceedings under Rule 102(e)(1)(iii) of the SEC’s Rules of Practice against five PRC-based accounting firms, alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ work papers related to their audits of certain PRC-based companies that are publicly traded in the United States. Rule 102(e)(1)(iii) grants to the SEC the authority to deny to any person, temporarily or permanently, the ability to practice before the SEC who is found by the SEC, after notice and opportunity for a hearing, to have willfully violated, or willfully aided and abetted the violation of, any such laws or rules and regulations. On January 22, 2014, an initial administrative law decision was issued, sanctioning four of these accounting firms and suspending them from practicing before the SEC for a period of six months. The sanction will not take effect until there is an order of effectiveness issued by the SEC. In February 2014, four of these PRC-based accounting firms filed a petition for review of the initial decision. In February 2015, each of these four accounting firms agreed to a censure and to pay fine to the SEC to settle the dispute with the SEC. The settlement stays the current proceeding for four years, during which time the firms are required to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the CSRC. If a firm does not follow the procedures, the SEC would impose penalties such as suspensions, or commence a new, expedited administrative proceeding against the non-compliant firm or it could restart the administrative proceeding against all four firms. The four-year mark occurred on February 6, 2019.

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,225,705 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million, which we already accrued for at June 30, 2016), interest of $30,689 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,225,705 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” challenging the lower court’s judgement rendered on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, we received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,327,340 (RMB9,129,868). As of December 31, 2018, the Company has already paid RMB 10,962,140 (approximately $1,593,724).

In late February 2018, we received a notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for the failure pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($35,610), including construction costs of RMB238,735 ($34,708) and interest of RMB6,207 ($902).We have accrued for these amounts as of December 31, 2017. The Court of Zhuanghe requested an appraisal to be performed by a third-party appraisal institution on the uncompleted construction cost on the subject project, which should be deducted from the total construction cost of the contract. Based on the appraisal report from the appraisal institution that the uncompleted cost was RMB 170,032 ($24,720).On October 16, 2018, the Court of Zhuanghe made trial that CBAK Power should pay RMB 77,042 ($11,200) to Shenzhen Huijie after deducting the uncompleted cost, as well as other expenses incurred including deferred interest and litigation fee. On January 29, 2019, the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” dismissed the appeal by Shenzhen Huijie, and affirmed the original judgement.

Although we believe that the plaintiff’s claims in the above lawsuits are without merit and we are vigorously defending ourselves, there is no assurance that we will be successful in the lawsuit. In the event that plaintiff prevails in the lawsuit, unfavorable court judgment could have an adverse effect on our business, financial condition and results of operations.

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

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. If we were treated as a “resident enterprise” by the PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be used as a credit to reduce our U.S. tax.

We and our stockholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a Chinese establishment of a non-Chinese company, or immovable properties located in China owned by non-Chinese companies.

In October 2017, the State Administration of Taxation issued the Bulletin on Issues Concerning the Withholding of Non-PRC Resident Enterprise Income Tax at Source, or Bulletin 37, which replaced the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises issued by the State Administration of Taxation on December 10, 2009, and partially replaced and supplemented rules under the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, issued by the State Administration of Taxation on February 3, 2015. Pursuant to Bulletin 7, an “indirect transfer” of PRC assets, including a transfer of equity interests in an unlisted non-PRC holding company of a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of the underlying PRC assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immoveable properties located in China, and equity investments in PRC resident enterprises and any gains from the transfer of such asset by a direct holder, who is a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In the case of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and may consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to immoveable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Pursuant to Bulletin 37, the withholding agent shall declare and pay the withheld tax to the competent tax authority in the place where such withholding agent is located within 7 days from the date of occurrence of the withholding obligation, while the transferor is required to declare and pay such tax to the competent tax authority within the statutory time limit according to Bulletin 7. Late payment of applicable tax will subject the transferor to default interest. Both Bulletin 37 and Bulletin 7 do not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There is uncertainty as to the application of Bulletin 37 or previous rules under Bulletin 7. We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. Our company may be subject to filing obligations or taxes if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under Bulletin 37 and Bulletin 7. For transfer of shares in our company by investors that are non-PRC resident enterprises, our PRC subsidiary may be requested to assist in the filing under Bulletin 37 and Bulletin 7. As a result, we may be required to expend valuable resources to comply with Bulletin 37 and Bulletin 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

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

There are numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
●	changes in financial estimates by us or by any securities analysts who might cover our shares;
●	speculation about our business in the press or the investment community;
●	significant developments relating to our relationships with our customers or suppliers;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the our industries;
●	customer demand for our products;
●	investor perceptions of the our industry in general and our company in particular;
●	the operating and stock performance of comparable companies;
●	general economic conditions and trends;
●	major catastrophic events;
●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
●	changes in accounting standards, policies, guidance, interpretation or principles;
●	loss of external funding sources;
●	sales of our shares, including sales by our directors, officers or significant shareholders; and
●	additions or departures of key personnel.

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

Our common stock is traded and listed on the NASDAQ Global Market under the symbol “CBAT”, which was changed from “CBAK” on November 30, 2018. The common stock may be delisted if we fail to maintain certain NASDAQ listing requirements.

On August 9, 2018, we received a letter from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share. On January 15, 2019, we received another notice from the Nasdaq notifying us that for the last 30 consecutive business days prior to the date of the notice, the market value of publicly held shares of our common stock was less than $15 million, which does not meet the requirement for continued listing on The Nasdaq Global Market. On February 4, 2019, we received notification from staff of Nasdaq notifying us that we have regained compliance with the minimum bid price and the minimum market value of publicly held shares requirements for continued listing set forth in NASDAQ Listing Rules 5450(a)(1) and 5450(b)(3)(c), respectively. As a result, the matters of the Company’s noncompliance with the minimum bid price and the minimum market value of publicly held shares requirements under NASDAQ Listing Rules have been closed. As of April 12, 2019, the closing price of our common stock was $1.02 per share.

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

Our directors and executive officers, collectively, own approximately 17.44% of our outstanding common stock and may possess significant influence in or control over our management and affairs.

Mr. Yunfei Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owns an aggregate of 17.44% of our outstanding common stock. As a result, our directors and executive officers, acting together, may have significant influence in or control over our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

The following table sets forth the breakdown of our facilities as of December 31, 2018 based on use:

Facility	Usage	Area (m2 )
Constructions completed	Manufacturing	32,802
	R&D and administrative	3,231
	Warehousing	4,765
	Other facilities	902
	Subtotal	41,700

Constructions in progress	Manufacturing	19,543
	Warehousing	13,000
	Subtotal	32,543

Dalian CBAK Power facilities	Total	74,243

We currently have insurance for the completed constructions. We expect we will purchase related insurance for the remaining buildings after the construction is completed and the property ownership certificates are obtained.

We have not yet obtained the property ownership certificates of the buildings in our Dalian manufacturing facilities. As of December 31, 2018, we have submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report.

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,225,705 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million, which we already accrued for at June 30, 2016), interest of $30,689 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,225,705 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” challenging the lower court’s judgement rendered on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, we received from the Court of Zhuanghe that construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,327,340 (RMB9,129,868). As of December 31, 2018, the Company has already paid RMB 10,962,140 (approximately $1,593,724).

In late February 2018, we received notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for the failure pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($35,610), including construction costs of RMB238,735 ($34,708) and interest of RMB6,207 ($902).We have accrued for these amounts as of December 31, 2017.The Court of Zhuanghe requested an appraisal to be performed by a third-party appraisal institution on the uncompleted construction cost on the subject project, which should be deducted from the total construction cost of the contract. Based on the appraisal report from the appraisal institution, the uncompleted cost was RMB 170,032 ($24,720).On October 16, 2018, the Court of Zhuanghe determined that CBAK Power should pay RMB 77,042 ($11,200) to Shenzhen Huijie after deducting the uncompleted cost, as well as other expenses incurred including deferred interest and litigation fee. On January 29, 2019, the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” dismissed the appeal by Shenzhen Huijie, and affirmed the original judgment.

Although we believe that the plaintiff’s claims in the above lawsuits are without merit and we are vigorously defending ourselves, there is no assurance that we will be successful in the lawsuit. In the event that plaintiff prevails in the lawsuit, unfavorable court judgment could have an adverse effect on our business, financial condition and results of operations.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”), one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,657,605), including goods amount of RMB17,428,000 ($2,533,759) and interest of RMB851,858 ($123,847). On December 19, 2017, the Court of Zhuanghe rendered the judgement that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,533,759) and the interest until the goods amount was paid off, and litigation fee of RMB131,480 ($19,115). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, we filed a petition with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’ shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting our petition that all the Anyuan Bus’ shareholders should be liable to pay us the debt as confirmed under the trial. On November 9, 2018, all the shareholders appealed against the judgment after receiving the notice from the Court. On March 29, 2019, we received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, we have filed appellate petition to the Intermediate Peoples’ Court of Dalian challenging the judgment from the Court of Zhuanghe.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on The NASDAQ Global Market under the symbol “CBAT”, which was changed from “CBAK” on November 30, 2018.

Approximate Number of Holders of Our Common Stock

As of April 12, 2019, there were approximately 52 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2018 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2018 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2018.

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

Overview

We are engaged in the developing, manufacturing and selling of new energy high power lithium batteries, which are mainly used in the following applications:

●	Electric vehicles (“EV”), such as electric cars, electric buses, hybrid electric cars and buses;
●	Light electric vehicles (“LEV”), such as electric bicycles, electric motors, sight-seeing cars; and
●	Electric tools, energy storage, uninterruptible power supply, and other high power applications.

We generated revenues from the manufacture and sale of high power lithium batteries of $24.4 million and $58.4 million for the fiscal years ended December 31, 2018 and 2017, respectively. We incurred a net loss of $2.0 million and $21.5 million during the fiscal years ended December 31, 2018 and 2017, respectively. Our revenues are adversely impacted by the reduction of government subsidies to new energy vehicles, pursuant to the “Notice on Adjusting and Improving the Policy of Financial Subsidy for the Promotion and Application of New Energy Vehicles” jointly released by the Ministry of Finance, the Ministry of Industry and Information Technology, the Ministry of Science and Technology and the National Development and Reform Commission of the PRC on February 12, 2018. Given the new subsidy policy’s negative impact on electric vehicle manufactures, as a temporary measure, we reduced our production of batteries used in EV and focused more on batteries of uninterruptable supplies. Accordingly, net revenues from sales of batteries for uninterruptable supplies was $16.2 million for the fiscal year ended December 31, 2018, as compared to $2.9 million for fiscal year ended December 31, 2017, an increase of $13.3 million, or 464%.

We have completed the construction of a cylindrical power battery manufacturing plant and a power battery packing plant of our Dalian facilities which started commercial production in July 2015. We have received and been utilizing most of BAK Tianjin’s operating assets relocated to our Dalian facilities, including its machinery and equipment for battery production and battery pack production, customers, management team and technical staff, patents and technologies. We have also purchased machinery and equipment to expand our manufacturing capabilities.

In 2016, we received advances of approximately $5.5 million from certain investors and on July 28, 2016, we entered into securities purchase agreements with these investors and converted such loans into equity interests by issuing 2.2 million shares of our common stock to these investors on August 17, 2016.

On February 17, 2017, we signed a letter of understanding with each of eight individual investors, who are also our current shareholders, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed to subscribe for new shares of our common stock totaling $10 million. In April and May 2017, we received cash of $9.6 million from these shareholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which we agreed to issue an aggregate of 6,403,518 shares of common stock, par value $0.001 per share to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, including 746,018 shares issued to Mr. Yunfei Li, our CEO. On June 22, 2017, we issued the shares to the investors.

On January 7, 2019, each of Mr. Dawei Li and Mr. Yunfei Li entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $3.5 million (RMB23,980,950) and $1.7 million (RMB11,647,890) (totaled $5.2 million, the “Debts”) to Mr. Dawei Li and Mr. Yunfei Li, respectively.

On January 7, 2019, the Company entered into a Cancellation Agreement (the “Cancellation Agreement”) with Mr. Dawei Li and Mr. Yunfei Li (the creditors). Pursuant to the terms of the Cancellation Agreement, Mr. Dawei Li and Mr. Yunfei Li agreed to cancel the Debts in exchange for 3,431,373 and 1,666,667 shares of common stock of the Company, respectively, (collectively, the “Shares”) at an exchange price of $1.02 per share. Upon receipt of the Shares, the creditors released the Company from any claims, demands and other obligations relating to the Debts. The Cancellation Agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the Shares.

As of December 31, 2018, we had unutilized committed banking facilities of $15.0 million. We plan to renew these loans upon maturity, and intend to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required.

In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing vigorous support to the development of new energy facilities and vehicles. It is expected that we will be able to secure more potential orders from the new energy market. We believe with that the booming future market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

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

Financial Statement Presentation

Net revenues. The new revenue standards become effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its products. As we did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to accumulated deficit was required upon adoption.

Under the new revenue standards, we recognize revenues when our customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. We recognize the revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We expenses incremental costs of obtaining a contract as and when incurred it the expected amortization period of the asset that it would have recognized is on year or less or the amount is immaterial.

Revenue from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers.

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

Results of Operations

Comparison of Years Ended December 31, 2017 and December 31, 2018

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Years Ended		Change
	December 31, 2017	December 31, 2018	$	%
Net revenues	$58,375	$24,433	(33,942)	(58)
Cost of revenues	(68,571)	(27,732)	40,839	60
Gross loss	(10,196)	(3,299)	6,897	68
Operating expenses:
Research and development expenses	1,739	2,481	742	43
Sales and marketing expenses	3,217	2,081	(1,136)	(35)
General and administrative expenses	4,329	4,497	168	4
Impairment charge on property, plant and equipment	972	918	(54)	(6)
Provision for doubtful accounts	725	163	(562)	(78)
Total operating expenses	10,982	10,140	(842)	(8)
Operating loss	(21,178)	(13,439)	7,739	37
Finance expense, net	(245)	(834)	(589)	(240)
Other (expenses) income, net	(44)	12,316	12,360	28,091
Loss before income tax	(21,467)	(1,957)	19,510	91
Income tax expenses	-	-	-	-
Net loss	$(21,467)	$(1,957)	19,510	91
Less: Net loss attributable to non-controlling interests	-	14	14	100
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	(21,467)	(1,943)	19,524	90

Net revenues. Net revenues were $24.4 million for the fiscal year ended December 31, 2018, as compared to $58.4 million for the fiscal year ended December 31, 2017, a decrease of $33.9 million, or 58%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts, other than percentage, in thousands of U.S. dollars)

	Years Ended		Change
	December 31, 2017	December 31, 2018	$	%
High-power lithium batteries used in:
Electric vehicles	$55,007	$8,169	(46,838)	(85)
Light electric vehicles	496	64	(432)	(87)
Uninterruptable supplies	2,872	16,200	13,328	464
	58,375	24,433	(33,942)	(58)

Net revenues from sales of batteries for electric vehicles were $8.2 million for the fiscal year ended December 31, 2018, as compared to $55.0 million for 2017, a decrease of $46.8 million, or 85%. Pursuant to the “Notice on Adjusting and Improving the Policy of Financial Subsidy for the Promotion and Application of New Energy Vehicles” jointly released by the Ministry of Finance, the Ministry of Industry and Information Technology, the Ministry of Science and Technology and the National Development and Reform Commission of the PRC on February 12, 2018, new energy vehicles will receive different subsidies based on their driving range and technical performance. Vehicles having long driving range and high technical performance will get higher subsidies. New subsidy standards took effect officially on June 12, 2018. Given the new subsidy policy’s negative impact on electric vehicle manufacturers, as a temporary measure, we reduced our production of batteries used in EV and focused more on batteries of uninterruptable supplies. However, we believe the above policies will in long term encourage the production of new energy vehicles, optimize the structure of the new energy vehicles industry, enhance technical standards of the industry and strengthen its core competitiveness, and ultimately foster strategic development of the new energy vehicles.

Net revenues from sales of batteries for light electric vehicles was approximately $64,000 for the fiscal year ended December 31, 2018, as compared approximately $496,000 for 2017, representing a decrease of $432,000, or 87% . As we focused more on electric vehicle market, our sales of batteries for light electric vehicles remains at a small-scale level in recent years.

Net revenues from sales of batteries for uninterruptable supplies was $16.2 million for the fiscal year ended December 31, 2018, as compared to $2.9 million for fiscal year ended December 31, 2017, an increase of $13.3 million, or 464%. As we focused more on this market in 2018, sale of batteries for uninterruptable power supplies increased significantly.

Cost of revenues. Cost of revenues decreased to $27.7 million for the fiscal year ended December 31, 2018, as compared to $68.6 million for 2017, a decrease of $40.9 million, or 60%. The decrease in cost of revenues was mainly due to decreased net revenues. Included in cost of revenues were write down of obsolete inventories of $5.8 million for the year ended December 31, 2017, while it was $0.1 million for the year ended 2018. We write down the inventory value whenever there is an indication that it is impaired. The increase in provision of inventory is mainly due to the increase of inventory with ageing over 1 year. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross loss. Gross loss for the year ended December 31, 2018 was $3.3 million, or 13.5% of net revenues as compared to gross loss of $10.2 million, or 17.5% of net revenues, for the fiscal year ended December 31, 2017. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. We continued our efforts to improve our efficiency and tried to reduce gross loss both in dollar term and percentage term through improvement in quality control and product mix to meet market demand.

Research and development expenses. Research and development expenses increased to $2.5 million for the year ended December 31, 2018, as compared to $1.7 million for 2017, an increase of $0.8 million, or 43%. We continued to hire more R&D personnel and incur more R&D activities on testing new materials with an aim to diversify our raw material supply sources, reduce our exposure to possible price fluctuations and to improve our product quality.

Sales and marketing expenses. Sales and marketing expenses decreased to $2.1 million for the year ended December 31, 2018, as compared to $3.2 million for 2017, a decrease of $1.1 million, or 35%, primarily due to a decrease of $2.0 million in provision for warranty expenses. For the year ended December 31, 2018, we sold more uninterruptable supplies with shorter warranty period requirements than electric vehicle batteries. On the other hand, in order to secure orders from new customers, we paid more on product quality certification.

General and administrative expenses. General and administrative expenses increased to $4.5 million for the year ended December 31, 2018, as compared to $4.3 million for 2017, an increase of $0.2 million, or 4%.

Property, plant and equipment impairment charge. The property, plant and equipment impairment charge was $1 million and $0.9 million for the years ended December 31, 2017 and 2018, respectively. During the course of our strategic review of our operations for the years ended December 31, 2017 and 2018, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $1 million and $0.9 million, respectively. The impairment charge considered by us in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

Provision for doubtful accounts. Provision for doubtful accounts decreased to $0.2 million for the year ended December 31, 2018, as compared to $0.7 million for 2017.

Operating loss. As a result of the above, our operating loss totaled $13.4 million for the year ended December 31, 2018, as compared to $21.2 million for 2017, a decrease of $7.7 million or 37%.

Finance expense, net. Finance expense, net was $0.8 million for the year ended December 31, 2018, as compared to $0.2 million for 2017. Interest expenses in 2018 increased as result of our higher average bank loan balances.

Other (expenses) income. Other income was $12.3 million for the year ended December 31, 2018, as compared to other expenses of approximately $44,000 for 2017. We recorded a gain on the transfer of our patented proprietary technology to BAK Shenzhen (net of VAT) of $12.1 million in the third quarter of 2018.

Net loss. As a result of the foregoing, we had a net loss of $2.0 million for the year ended December 31, 2018, compared to a net loss of $21.5 million for 2017.

Liquidity and Capital Resources

We had financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock.

We incurred a net loss of $2.0 million in the fiscal year ended December 31, 2018. As of December 31, 2018, we had cash and cash equivalents of $0.4 million. Our total current assets were $56.4 million and our total current liabilities were $92.9 million, resulting in a net working capital deficiency of $36.6 million. These factors raise substantial doubts about our ability to continue as a going concern.

As disclosed under Item 1 of PART I, “BUSINESS—Overview of Our Business”, we have obtained $9.6 million and nil through equity financing in the years ended December 31, 2017 and 2018, respectively, and we also have obtained banking facilities from various local banks in China. As of December 31, 2018, we had unutilized committed banking facilities of $15.0 million.

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

In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing vigorous support to the new energy facilities and vehicle. It is expected that we will be able to secure more potential orders from the new energy market. We believe with that the booming future market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31,	December 31,
	2017	2018
Net cash provided by operating activities	$6,217	$8,726
Net cash used in investing activities	(12,048)	(7,327)
Net cash provided by financing activities	11,407	6,395
Effect of exchange rate changes on cash and cash equivalents and restricted cash	486	(854)
Net increase in cash and cash equivalents and restricted cash	6,062	6,940
Cash and cash equivalents and restricted cash at the beginning of the year	4,687	10,749
Cash and cash equivalents and restricted cash at the end of the year	$10,749	$17,689

Operating Activities

Net cash provided by operating activities was $8.7 million in the year ended December 31, 2018, as compared with $6.2 million in 2017. The net cash provided by operating activities in 2018 was mainly attributable to a decrease in trade accounts and bills receivable of $33.7 million, partially offset by our net loss (before gain on transfer of our patented proprietary technology, and excluding non-cash depreciation and amortization) of $11.6 million, a decrease in trade accounts and bills payable of $9.8 million, and a decrease in payables to our former subsidiaries of $5.3 million.

Investing Activities

Net cash used in investing activities decreased to $7.3 million in the fiscal year ended December 31, 2018, from $12.0 million in 2017. The net cash used in investing activities in 2018 and 2017 mainly included purchases of property, plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $6.4 million in the fiscal year ended December 31, 2018, compared with $11.4 million in 2017. In fiscal 2018, we borrowed $25.3 million from banks and $17.9 million from related parties, partially offset by repayment of bank borrowings of $19.3 million and repayment to related parties totaled $17.6 million. In fiscal 2017, we borrowed $25.0 million in aggregate from related and unrelated parties, issued common stock for $9.6 million, and obtained advances from investors of $2.1 million, partially offset by repayment of short term bank borrowings of $1.5 million and repayment to related and unrelated parties totaled $23.8 million.

As of December 31, 2018, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
China Everbright Bank	$28,955	$24,274

Other lines of credit:
Industrial Bank Co., Ltd	$2,185	$2,184
China Everbright Bank	36,859	26,511
	39,044	28,695
Total	$67,999	$52,969

Capital Expenditures

We incurred capital expenditures of $7.4 million and $12.0 million in fiscal years ended December 31, 2018 and December 31, 2017, respectively. Our capital expenditures in 2018 were used primarily to construct our Dalian facility. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31, 2017	December 31, 2018
Purchase of property, plant and equipment and construction in progress	$12,048	$7,359

We estimate that our total capital expenditures in fiscal year 2019 will reach approximately $6.0 million. Such funds will be used to renovate the current product lines and construct a new plant with one product lines and a new warehouse and battery module packing lines.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2018:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	More than 3 years
Contractual Obligations
Current maturities of long-term bank loans	$3,659	$3,659	$-	$-
Long-term bank loans	20,614	-	20,614	-
Bills payables	29,361	29,361	-	-
Payable to former subsidiaries	4,302	4,302	-	-
Other short-term loans	14,148	14,148	-	-
Capital injection to CBAK Trading	400	400	-	-
Capital injection to CBAK Power	20,000	20,000	-	-
Capital commitments for construction of buildings	3,440	3,440	-	-
Capital commitments for purchase of equipment	2,227	2,227	-	-
Future interest payment on bank loans	2,576	1,378	1,198	-
Total	$100,727	$78,915	$21,812	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2018.

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

Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the categories: discounts and returns. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable as the amount is payable to our customer.

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

Changes in Accounting Standards

Please refer to note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies and Practices –Recently Issued Accounting Standards,” for a discussion of relevant pronouncements.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	Fiscal Year Ended
	December 31,	December 31,
	2017	2018
Balance sheet items, except for equity accounts	6.5060	6.8783
Amounts included in the statement of income and comprehensive loss and statement of cash flows	6.7591	6.6282

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2017 AND 2018

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors and of

CBAK Energy Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBAK Energy Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of December 31, 2018. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA& Co.

Centurion ZD CPA & Co.

(successor to Centurion ZD CPA Limited)

We have served as the Company’s auditor since 2016.

Hong Kong, China

April 16, 2019

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2017 and 2018

(In US$ except for number of shares)

		December 31,	December 31,
	Note	2017	2018
Assets
Current assets
Cash and cash equivalents		$1,644,535	$449,670
Pledged deposits	3	9,104,178	17,239,823
Trade accounts and bills receivable, net	4	57,518,612	21,751,032
Inventories	5	9,832,405	9,622,361
Prepayments and other receivables	6	6,971,810	7,143,454
Prepaid land use rights, current portion	10	172,700	163,352

Total current assets		85,244,240	56,369,692

Property, plant and equipment, net	8	34,965,510	38,908,503
Construction in progress	9	25,029,290	25,001,813
Prepaid land use rights, non-current	10	7,872,235	7,282,765
Intangible assets, net	11	20,049	20,869

Total assets		$153,131,324	$127,583,642

Liabilities
Current liabilities
Trade accounts and bills payable	12	$65,616,543	$52,495,063
Current maturities of long-term bank loans	13	-	3,659,324
Other short-term loans	13	14,636,450	14,147,801
Accrued expenses and other payables	14	14,208,947	18,201,351
Payables to former subsidiaries, net	7	22,302,721	4,301,646
Deferred government grants, current	15	152,003	143,775

Total current liabilities		116,916,664	92,948,960

Long-term bank loans	13	19,489,702	20,614,194
Deferred government grants, non-current	15	4,712,128	4,313,289
Product warranty provisions	16	2,279,831	2,250,615
Long term tax payable		7,537,273	7,129,285

Total liabilities		150,935,598	127,256,343

Commitments and contingencies	21

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 26,367,523 issued and 26,223,317 outstanding as of December 31, 2017; and 26,791,684 issued and 26,647,478 outstanding as of December 31, 2018		26,368	26,792
Donated shares		14,101,689	14,101,689
Additional paid-in capital		155,711,014	155,931,770
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(163,466,713)	(165,409,890)
Accumulated other comprehensive loss		(1,340,533)	(1,498,940)
		6,262,336	4,381,932
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		2,195,726	315,322
Non-controlling interests		-	11,977
Total equity		2,195,726	327,299

Total liabilities and shareholder’s equity		$153,131,324	$127,583,642

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

		Year ended	Year ended
	Note	December 31, 2017	December 31, 2018
Net revenues	23	$58,375,399	$24,433,304
Cost of revenues		(68,570,871)	(27,731,901)
Gross loss		(10,195,472)	(3,298,597)
Operating expenses:
Research and development expenses		(1,738,767)	(2,481,038)
Sales and marketing expenses		(3,217,016)	(2,081,138)
General and administrative expenses		(4,328,652)	(4,497,338)
Impairment charge on property, plant and equipment	8	(972,387)	(918,461)
Provision for doubtful accounts	4	(725,375)	(162,488)
Total operating expenses		(10,982,197)	(10,140,463)
Operating loss		(21,177,669)	(13,439,060)
Finance expenses, net		(245,015)	(834,391)
Other (expenses) income, net	7	(44,657)	12,315,969
Loss before income tax		(21,467,341)	(1,957,482)
Income tax expense	17	-	-
Net loss		(21,467,341)	(1,957,482)
Less: Net loss attributable to non-controlling interests		-	14,305
Net loss attributable to shareholders of CBAK Energy Technology, Inc.		$(21,467,341)	$(1,943,177)

Net loss		(21,467,341)	(1,957,482)
Other comprehensive income (loss)
– Foreign currency translation adjustment		620,928	(158,948)
Comprehensive loss		(20,846,413)	(2,116,430)
Less: Comprehensive loss attributable to non-controlling interests		-	14,846
Comprehensive loss attributable to CBAK Energy Technology, Inc.		$(20,846,413)	$(2,101,584)

Loss per share	19
– Basic and diluted		$(0.92)	$(0.07)

Weighted average number of shares of common stock:	19
– Basic and diluted		23,237,205	26,596,263

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended 2017 and 2018

(In US$ except for number of shares)

	Common stock issued			Additional	Statutory		Accumulated other	Non-	Treasury shares		Total
	Number		Donated	paid-in	reserves	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	(Note 24)	deficit	(loss) income	interests	of shares	Amount	equity

Balance as of January 1, 2017	19,744,675	$19,745	$14,101,689	$145,353,067	$1,230,511	$(141,999,372)	$(1,961,461)	$-	(144,206)	$(4,066,610)	$12,677,569

Net loss	-	-	-	-	-	(21,467,341)	-	-	-	-	(21,467,341)

Common stock issued to new investors	6,403,518	6,404	-	9,598,874	-	-	-	-	-	-	9,605,278

Share-based compensation for employee and director stock awards	-	-	-	759,292	-	-	-	-	-	-	759,292

Common stock issued to employees and directors for stock award	219,330	219	-	(219)	-	-	-	-		-	-

Foreign currency translation adjustment	-	-	-	-	-	-	620,928	-	-	-	620,928

Balance as of December 31, 2017	26,367,523	$26,368	$14,101,689	$155,711,014	$1,230,511	$(163,466,713)	$(1,340,533)	$-	(144,206)	$(4,066,610)	$2,195,726

Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	26,823	-	-	26,823

Net loss	-	-	-	-	-	(1,943,177)	-	(14,305)	-	-	(1,957,482)

Share-based compensation for employee and director stock awards	-	-	-	221,180	-	-	-	-	-	-	221,180

Common stock issued to employees and directors for stock award	424,161	424	-	(424)	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(158,407)	(541)	-	-	(158,948)
Balance as of December 31, 2018	26,791,684	$26,792	$14,101,689	$155,931,770	$1,230,511	$(165,409,890)	$(1,498,940)	$11,977	(144,206)	$(4,066,610)	$327,299

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Consolidated statements of cash flows

For the years ended December 31, 2017 and 2018

(In US$)

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2018
Cash flows from operating activities
Net loss	$(21,467,341)	$(1,957,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,592,322	2,466,127
Provision for doubtful accounts	725,375	162,488
Write-down of inventories	5,776,891	160,469
Share-based compensation	759,293	221,180
Gain on disposal of property, plant and equipment	-	(10,177)
Gain on disposal of patented proprietary technology (Note 7)	-	(12,118,675)
Impairment charge	972,387	918,461
Exchange loss	80,546	-
Changes in operating assets and liabilities:
Trade accounts and bills receivable	(53,553,988)	33,723,869
Inventories	2,323,308	(475,664)
Prepayments and other receivables	(423,140)	(739,871)
Trade accounts and bills payable	47,722,036	(9,760,687)
Accrued expenses and other payables and product warranty provisions	2,751,700	1,486,223
Trade receivable from and payables to former subsidiaries	18,957,525	(5,349,699)
Net cash provided by operating activities	6,216,914	8,726,562

Cash flows from investing activities
Proceeds on disposal of property, plant and equipment	-	31,594
Purchases of property, plant and equipment and construction in progress	(12,047,863)	(7,359,041)
Net cash used in investing activities	(12,047,863)	(7,327,447)

Cash flows from financing activities
Advances from investors	2,071,282	-
Advances from former subsidiaries	2,367,179	-
Capital injection from non-controlling interests	-	26,823
Proceeds from bank borrowings	-	25,316,074
Repayment of bank borrowings	(1,479,487)	(19,256,963)
Borrowings from unrelated parties	6,055,838	-
Repayment of borrowings from unrelated parties	(6,402,906)	-
Borrowings from related parties	18,964,063	17,903,224
Repayment to related parties	(17,407,191)	(17,593,772)
Repayment to former subsidiaries	(2,367,179)	-
Proceeds from issuance of common stock (Note 1)	9,605,277	-
Net cash provided by financing activities	11,406,876	6,395,386

Effect of exchange rate changes on cash and cash equivalents and restricted cash	485,929	(853,721)
Net increase in cash and cash equivalents and restricted cash	6,061,856	6,940,780
Cash and cash equivalents and restricted cash at the beginning of year	4,686,857	10,748,713
Cash and cash equivalents and restricted cash at the end of year	$10,748,713	$17,689,493
Non-cash transactions:
Transfer of construction in progress to property, plant and equipment	$15,637,965	$8,617,337
Proceeds on disposal of patented proprietary technology offset against amount due to a former subsidiary (Note 7)	$-	$12,845,795
Cash paid during the year for:
Interest, net of amounts capitalized	$95,903	$1,013,335

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization

Principal Activities

CBAK Energy Technology, Inc. (formerly known as China BAK Battery, Inc.) (“CBAK” or the “Company”) is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. CBAK and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as “Li-ion” or “Li-ion cell”) high power rechargeable batteries. Prior to the disposal of BAK International Limited (“BAK International”) and its subsidiaries (see below), the batteries produced by the Company were for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric vehicles, and general industrial applications. After the disposal of BAK International and its subsidiaries on June 30, 2014, the Company will focus on the manufacture, commercialization and distribution of high power lithium ion rechargeable batteries for use in cordless power tools, light electric vehicles, hybrid electric vehicles, electric cars, electric busses, uninterruptable power supplies and other high power applications.

The shares of the Company traded in the over-the-counter market through the Over-the-Counter Bulletin Board from 2005 until May 31, 2006, when the Company obtained approval to list its common stock on The NASDAQ Global Market, and trading commenced that same date under the symbol “CBAK”.

On January 10, 2017, the Company filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger between the Company and the Company’s newly formed, wholly owned subsidiary, CBAK Merger Sub, Inc. (the “Merger Sub”). According to the Articles of Merger, effective January 16, 2017, the Merger Sub merged with and into the Company with the Company being the surviving entity (the “Merger”). As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of the Company’s name.

Effective January 16, 2017, the name of the Company was changed to CBAK Energy Technology, Inc.

On January 16, 2017, the Board of Directors of the Company approved a change in the Company’s fiscal year end from September 30 to December 31.

Effective November 30, 2018, the trading symbol for common stock of the Company, which trades on the Nasdaq Global Market, was changed from CBAK to CBAT.

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

For the years ended December 31, 2017 and 2018

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

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

As of December 31, 2018, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On August 14, 2013, Dalian BAK Trading Co., Ltd was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $500,000 (Note 21(i)). Pursuant to CBAK Trading’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Trading on or before August 14, 2015. On March 7, 2017, the name of Dalian BAK Trading Co., Ltd was changed to Dalian CBAK Trading Co., Ltd (“CBAK Trading”). Up to the date of this report, the Company has contributed $100,000 to CBAK Trading in cash.

On December 27, 2013, Dalian BAK Power Battery Co., Ltd was established as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000. Pursuant to CBAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Power on or before December 27, 2015. On March 7, 2017, the name of Dalian BAK Power Battery Co., Ltd was changed to Dalian CBAK Power Battery Co., Ltd (“CBAK Power”). On July 10, 2018, CBAK Power’s registered capital was increased to $50,000,000. Pursuant to CBAK Power’s articles pf association and relevant PRC regulations, BAK Asia was required to contribute the remaining capital to CBAK Power on or before June 30, 2019. Up to the date of this report, the Company has contributed $29,999,978 to CBAK Power through injection of a series of patents and cash of $24,999,978.

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB184,500 ($26,823) to CBAK Suzhou through injection of a series of cash. CBAK Suzhou is intended to be engaged in development and manufacture of new energy high power battery packs.

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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Shenzhen”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014,“Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of December 31, 2018, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; and iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC.

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

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of December 31, 2018, Mr. Yunfei Li held 3,868,518 shares or 14.52% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of December 31, 2017 and 2018. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

At December 31, 2018, the Company had aggregate interest-bearing bank loans of approximately $24.3 million, due in 2019 to 2021, in addition to approximately $89.3 million of other current liabilities.

As of December 31, 2018, the Company had unutilized committed banking facilities of $15.0 million.

On January 9, 2019, the Company entered into cancellation agreement with two creditors whereby other loans of $5.2 million were canceled in exchange for an aggregate of 5,098,040 shares of common stock of the Company at an exchange price of $1.02 per share.

The Company is currently expanding its product lines and manufacturing capacity in its Dalian plant, which requires more funding to finance the expansion. The Company plans to raise additional funds through banks borrowings and equity financing in the future to meet its daily cash demands, if required.

However, there can be no assurance that the Company will be successful in obtaining further financing. The Company expects that it will be able to secure more potential orders from the new energy market, especially from the electric car market and UPS market. The Company believes that with the booming future market demand in high power lithium ion products, it can continue as a going concern and return to profitability.

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

For the years ended December 31, 2017 and 2018

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

For the years ended December 31, 2017 and 2018

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

Year ended December 31, 2017
Balance sheet, except for equity accounts	RMB 6.5060 to US$1.00
Income statement and cash flows	RMB 6.7591 to US$1.00

Year ended December 31, 2018
Balance sheet, except for equity accounts	RMB 6.8783 to US$1.00
Income statement and cash flows	RMB 6.6282 to US$1.00

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

(j) Revenue Recognition

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

2	Summary of Significant Accounting Policies and Practices (Continued)

(j) Revenue Recognition (continued)

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to accumulated deficit was required upon adoption.

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

(l) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations and comprehensive loss in the period that includes the enactment date.

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

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2017, through December 31, 2018 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2017	$7,061,140	$-	$7,061,140
Increase in unrecognized tax benefits taken in current period	476,133	-	476,133
Balance as of December 31, 2017	7,537,273	-	7,537,273
Decrease in unrecognized tax benefits taken in current year	(407,988)	-	(407,988)
Balance as of December 31, 2018	$7,129,285	$-	$7,129,285

As of December 31, 2018, and 2017, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

The Company’s Chinese subsidiaries are subject to taxation in the PRC. The PRC income tax returns are generally not subject to examination by the tax authorities for tax years before calendar (tax) year 2012. With a few exceptions, the calendar (tax) years 2013-2017 remain open to examination by tax authorities in the PRC.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

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

For the years ended December 31, 2017 and 2018

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

(t) Use of Estimates

The preparation of the consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, the recoverability of the carrying amount of long-lived assets, unrecognized tax benefits, impairment on inventories, valuation allowance for receivables and deferred tax assets, provision for warranty and sales returns, and valuation of share-based compensation expense. Actual results could differ from those estimates.

(u) Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of li-ion rechargeable batteries (but not by sub product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by ASC Topic 280 “Segment Reporting”.

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

For the years ended December 31, 2017 and 2018

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. The Company is evaluating the effects of the adoption of this guidance and currently believes that it will impact the accounting of the share-based awards granted to non-employees.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

3.	Pledged deposits

Pledged deposits as of December 31, 2017 and 2018 consisted of the following:

	December 31,	December 31,
	2017	2018
Pledged deposits with banks for:
Bills payable	$123,116	$16,014,118
Letters of credit	7,685,213	-
Others*	1,295,849	1,225,705
	$9,104,178	$17,239,823

*	On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,225,709 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million), interest of $29,766 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which the Company already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze CBAK Power’s bank deposits totaling $1,225,709 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another one year until August 31, 2018. The Court froze the bank deposits for another one year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018.

4.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2017 and 2018:

	December 31,	December 31,
	2017	2018
Trade accounts receivable	$42,095,211	$19,054,863
Less: Allowance for doubtful accounts	(3,700,922)	(3,657,173)
	38,394,289	15,397,690
Bills receivable	19,124,323	6,353,342
	$57,518,612	$21,751,032

Included in trade accounts and bills receivables are retention receivables of nil and $1,119,490 as of December 31, 2017 and 2018. Retention receivables are interest-free and recoverable at the end of the retention period of three to five years.

An analysis of the allowance for doubtful accounts is as follows:

	December 31,	December 31,
	2017	2018
Balance at beginning of year	$2,761,144	$3,700,922
Provision for the year	839,917	474,950
Reversal - recoveries by cash	(114,542)	(312,462)
Charged to consolidated statements of operations and comprehensive (loss) income	$725,375	$162,488
Foreign exchange adjustment	214,403	(206,237)
Balance at end of year	$3,700,922	$3,657,173

5.	Inventories

Inventories as of December 31, 2017 and 2018 consisted of the following:

	December 31,	December 31,
	2017	2018
Raw materials	$1,814,704	$1,675,383
Work in progress	2,188,193	2,737,415
Finished goods	5,829,508	5,209,563
	$9,832,405	$9,622,361

During the years ended December 31, 2017 and 2018, write-downs of obsolete inventories to lower of cost or net realizable value of $5,776,891 and $160,469, respectively, were charged to cost of revenues.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

6.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2017 and 2018 consisted of the following:

	December 31,	December 31,
	2017	2018
Value added tax recoverable	$5,963,506	$5,359,275
Prepayments to suppliers	706,488	1,157,966
Deposits	25,922	56,974
Staff advances	59,942	54,207
Prepaid operating expenses	185,690	309,415
Others	37,262	212,617
	6,978,810	7,150,454
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$6,971,810	$7,143,454

7.	Payables to former subsidiaries, net

Payables to former subsidiaries as of December 31, 2017 and 2018 consisted of the following:

	December 31,	December 31,
	2017	2018
BAK Tianjin	$282,682	$972,913
BAK Shenzhen	22,020,039	3,328,733
	$22,302,721	$4,301,646

Balance as of December 31, 2017 and 2018 consisted of payables for purchase of inventories from BAK Tianjin and BAK Shenzhen. From time to time, the Company purchased from these former subsidiaries products that it did not produce to meet the needs of its customers.

In the third quarter of 2018, the Company disposed of its patented proprietary technology of high capacity prismatic batteries to BAK Shenzhen at a cash consideration of $12,845,795 (approximately RMB85.1 million). The Company recognized a net gain of $12,118,675, which was included in other income for year ended December 31, 2018. The Company and BAK Shenzhen agreed to offset the cash consideration of $12,845,795 against the amount owed by the Company to BAK Shenzhen.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

8.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2017 and 2018 consisted of the following:

	December 31,	December 31,
	2017	2018
Buildings	$24,979,022	$23,626,924
Machinery and equipment	13,977,734	22,159,752
Office equipment	184,014	218,581
Motor vehicles	206,190	204,368
	39,346,960	46,209,625
Impairment	(1,010,216)	(1,840,596)
Accumulated depreciation	(3,371,234)	(5,460,526)
Carrying amount	$34,965,510	$38,908,503

During the years ended December 31, 2017 and 2018, the Company incurred depreciation expense of $1,569,768 and $2,442,428, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $23,670,773 and $21,749,145 as of December 31, 2017 and 2018, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations in the years ended December 31, 2017 and 2018, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of approximately $1.0 million and $0.9 million, respectively.

9.	Construction in Progress

Construction in progress as of December 31, 2017 and 2018 consisted of the following:

	December 31,	December 31,
	2017	2018
Construction in progress	$24,288,889	$23,562,557
Prepayment for acquisition of property, plant and equipment	740,401	1,439,256
Carrying amount	$25,029,290	$25,001,813

Construction in progress as of December 31, 2017 and 2018 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power.

For the years ended December 31, 2017 and 2018, the Company capitalized interest of $1,406,456 and $1,257,136, respectively, to the cost of construction in progress.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

10.	Prepaid Land Use Rights, net

Prepaid land use rights as of December 31, 2017 and 2018 consisted of the followings:

	December 31,	December 31,
	2017	2018
Prepaid land use rights	$8,634,993	$8,167,587
Accumulated amortization	(590,058)	(721,470)
	$8,044,935	$7,446,117
Less: Classified as current assets	(172,700)	(163,352)
	$7,872,235	$7,282,765

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $7,715,548 (RMB53.1 million). Other incidental costs incurred totaled $452,039 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $166,233 and $169,516 for the years ended December 31, 2017 and 2018, respectively.

11.	Intangible Assets, net

Intangible assets as of December 31, 2017 and 2018 consisted of the followings:

	December 31,	December 31,
	2017	2018
Computer software at cost	$27,340	31,025
Accumulated amortization	(7,291)	(10,156)
	$20,049	20,869

Amortization expenses were $2,631 and $3,383 for the years ended December 31, 2017 and 2018, respectively.

12.	Trade Accounts and Bills Payable

Trade accounts and bills payable as of December 31, 2017 and 2018 consisted of the followings:

	December 31,	December 31,
	2017	2018
Trade accounts payable	$29,805,350	$23,134,269
Bills payable
– Bank acceptance bills	34,025,080	28,911,556
– Commercial acceptance bills	1,786,113	449,238
	$65,616,543	$52,495,063

All the bills payable are of trading nature and will mature within six months to one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 3); and

(ii)	$19,047,471 and $6,353,342 of the Company’s bills receivable as of December 31, 2017 and 2018, respectively (Note 4).

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

13.	Loans

Bank loans:

Bank borrowings as of December 31, 2017 and 2018 consisted of the followings:

	December 31,	December 31,
	2017	2018
Current maturities of long-term bank loans	$-	$3,659,324
Long-term bank borrowings	19,489,702	20,614,194
	$19,489,702	$24,273,518

On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $18.9 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), the Company’s CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, the Company’s former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO and Shenzhen BAK Battery Co., Ltd., the Company’s former subsidiary (“Shenzhen BAK”). Under the banking facilities, the Company borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.4 million and), bearing fixed interest at 7.2% per annum. The Company also borrowed various bank acceptance of RMB3.2 million (approximately $0.5 million) under the facilities. The Company repaid the loan and bank acceptance bills on June 12, 2018.

In the second quarter of 2018, the Company obtained additional banking facilities from Bank of Dandong with bank acceptance bills of RMB5.0 million (approximately $0.7 million) for a term until October 17, 2018. The Company has borrowed a series of bank acceptance bills totaled RMB5.0 million (approximately $0.7 million) for a term until October 17, 2018. The Company repaid the bank acceptance bills on October 17, 2018.

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

On November 9, 2017, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.5 million) with the term expiring on November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. Under the facilities, bank deposits of approximately 50% were required to secure against this letter of credit. The Company borrowed a net letter of credit of RMB96.1 million (approximately $14.0 million) to November 7, 2018. The Company repaid the letter of credit on November 7, 2018.

On June 4, 2018, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $29.1 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, at current rate 6.175% per annum. Under the facilities, the Company borrowed RMB167.0 million (approximately $24.3 million) as of December 31, 2018. The loans are repayable in six installments of RMB0.8 million ($0.12 million) on December 10, 2018, RMB24.0 million ($3.54 million) on June 10, 2019, RMB0.8 million ($0.12 million) on December 10, 2019, RMB74.7 million ($10.86 million) on June 10, 2020, RMB0.8 million ($0.12 million) on December 10, 2020 and RMB66.3 million ($9.64 million) on June 10, 2021. The facilities were secured by the Company’s land use rights, buildings, machinery and equipment. The Company repaid the bank loan of RMB0.8 million ($0.12 million) on December 10, 2018.

Further, in August 2018, the Company borrowed a total of RMB60 million (approximately $8.7 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until August 14, 2019, which was secured by the Company’s cash totaled $8.7 million. The Company discounted these two bills payable of even date to China Everbright Bank at a rate of 4.0%.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

13.	Loans (Continued)

On August 22, 2018, the Company obtained one-year term facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.5 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivables of at least the same amount. Under the facilities, as of December 31, 2018, the Company borrowed a series of bank acceptance bills totaled RMB28.8 million (approximately $4.2 million) for a term until March 7, 2019, which was secured by bills receivable of $4.2 million. The Company repaid the bank acceptance bills on March 7, 2019.

In November 2018, the Company borrowed a total of RMB100 million (approximately $14.5 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until November 12, 2019, which was secured by the Company’s cash totaled RMB 50 million (approximately $7.3 million) and the 100% equity in CBAK Power held by BAK Asia. The Company discounted the bills payable of even date to China Everbright Bank at a rate of 4.0%.

On August 2, 2017, the Company obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $14.5 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, the Company borrowed a series of bank acceptance bills from China Merchants Bank totaled RMB21.3 million (approximately $3.1 million) for a term until October 25, 2018. The facilities expired on August 1, 2018 and the Company repaid the bills on October 25, 2018.

The Company also borrowed a series of acceptance bills from Industrial Bank Co., Ltd. Dalian Branch totaled RMB15.0 million (approximately $2.2 million) for various terms through May 21, 2019, which was secured by bank deposits of RMB0.15 million (approximately $0.02 million) and bills receivable of RMB14.9 million (approximately $2.2 million).

In January 2019, the Company obtained one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $5.8 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd.  Under the facilities, the Company borrowed RMB16.4 million ($2.4 million), RMB15.4 million ($2.2 million), RMB6.6 million ($1.0 million) and RMB1.2 million ($0.2 million) on February 1, 2019, February 22, 2019, March 8, 2019 and March 21, 2019 respectively.

The facilities were secured by the Company’s assets with the following carrying amounts:

	December 31,	December 31,
	2017	2018
Pledged deposits (note 3)	$7,808,329	$16,014,118
Prepaid land use rights (note 10)	8,044,935	7,446,117
Buildings	18,391,993	17,501,902
Machinery and equipment	2,374,748	10,206,100
Bills receivable (note 4)	19,047,471	6,353,342
	$55,667,476	$57,521,579

As of December 31, 2018, the Company had unutilized committed banking facilities of $15.0 million.

During the years ended December 31, 2017 and 2018, interest of $1,494,275 and $2,270,593 were incurred on the Company’s bank borrowings, respectively.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

13.	Loans (Continued)

Other short-term loans:

Other short-term loans as of December 31, 2017 and 2018 consisted of the following:

		December 31,	December 31,
	Note	2017	2018
Advance from related parties
– Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$11,493,437	$11,095,070
– Mr. Xiangqian Li, the Company’s Former CEO	(b)	100,000	100,000
– Mr. Yunfei Li	(c)	-	116,307
– Shareholders	(d)	2,151,860	2,035,381
		13,745,297	13,346,758
Advances from unrelated third parties
– Mr. Wenwu Yu	(e)	155,215	146,813
– Mr. Mingzhe Li	(e)	44,269	-
– Ms. Longqian Peng	(e)	691,669	654,230
		891,153	801,043

		$14,636,450	$14,147,801

(a)	The Company received advances from Tianjin New Energy, a related company under the control of Mr. Xiangqian Li, the Company’s former CEO, which was unsecured, non-interest bearing and repayable on demand. On November 1, 2016, Mr. Xiangqian Li ceased to be a shareholder but remained as a general manager of Tianjin New Energy.

On January 7, 2019, each of Mr. Dawei Li and Mr. Yunfei Li (the Company’s CEO) entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $3.5 million (RMB23,980,950) and $1.7million (RMB11,647,890) (collectively $5.2 million, the “Debts”) to Mr. Dawei Li and Mr. Yunfei Li, respectively.

On January 7, 2019, the Company entered into a Cancellation Agreement (the “Cancellation Agreement”) with Mr. Dawei Li and Mr. Yunfei Li (the creditors). Pursuant to the terms of the Cancellation Agreement, Mr. Dawei Li and Mr. Yunfei Li agreed to cancel the Debts in exchange for 3,431,373 and 1,666,667 shares of common stock of the Company, respectively, (collectively, the “Shares”) at an exchange price of $1.02 per share. Upon receipt of the Shares, the creditors will release the Company from any claims, demands and other obligations relating to the Debts. The Cancellation Agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the Shares.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

14.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2017 and 2018 consisted of the following:

	December 31,	December 31,
	2017	2018
Construction costs payable	$1,405,651	$5,950,746
Equipment purchase payable	8,241,844	6,510,571
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	1,804,546	2,362,466
Compensation costs (note 21(ii))	116,989	110,657
Customer deposits	270,923	192,113
Other payables and accruals	1,158,875	1,864,679
	$14,208,947	$18,201,351

(a)	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2017 and 2018, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2017 and 2018, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

15.	Deferred Government Grants

Deferred government grants as of December 31, 2017 and 2018 consist of the following:

	December 31,	December 31,
	2017	2018
Total government grants	$4,864,131	$4,457,064
Less: Current portion	(152,003)	(143,775)
Non-current portion	$4,712,128	$4,313,289

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving our facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized $23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized in years ended December 31, 2017 and 2018.

On October 17, 2014, the Company received a subsidy of RMB46.2 million (approximately $6.7 million) pursuant to an agreement with the Management Committee dated July 2, 2013 for costs of land use rights and to be used to construct the new manufacturing site in Dalian. Part of the facilities had been completed and was operated in July 2015 and the Company has initiated amortization on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon.

The Company offset government grants of $146,311 and $149,200 for the years ended December 31, 2017 and 2018, respectively, against depreciation expenses of the Dalian facilities.

16.	Product Warranty Provisions

The Company maintains a policy of providing after sales support for certain of its new EV and LEV battery products introduced since October 1, 2015 by way of a warranty program. The limited cover covers a period of six to twenty four months for battery cells, a period of twelve to twenty seven months for battery modules for light electric vehicles (LEV) such as electric bicycles, and a period of three years to eight years (or 120,000 or 200,000 km if reached sooner) for battery modules for electric vehicles (EV). The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability at least annually and adjusts the amounts as necessary.

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2017	December 31, 2018
Balance at beginning of year	$205,404	$2,279,831
Warranty costs incurred	(167,685)	(47,180)
Provision for the year	2,151,101	145,804
Foreign exchange adjustment	91,011	(127,840)
Balance at end of year	$2,279,831	$2,250,615

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

17.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes expenses (credit) consisted of:

	December 31,	December 31,
	2017	2018
PRC income tax	$-	$-
Current	-	-
Deferred	$-	$-

United States Tax

CBAK is a Nevada corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump sum.

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

To the extent that portions of CBAK’s U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. If dividends that CBAK receives from its subsidiaries are determined to be from sources outside of the U.S., subject to certain limitations, CBAK will generally not be required to pay U.S. corporate income tax on those dividends. Any liabilities for U.S. corporate income tax will be accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments will be made when required by U.S. law.

No provision for income taxes in the United States has been made as CBAK had no taxable income for the years ended December 31, 2017 and 2018.

Hong Kong Tax

BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the years ended December 31, 2017 and 2018 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax

The CIT Law in China applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High-New Technology Enterprises. CBAK Power was regarded as a “High-new technology enterprise” pursuant to a certificate jointly issued by the relevant Dalian Government authorities. The certificate was valid for three years commencing from year 2018. Under the preferential tax treatment, CBAK Power was entitled to enjoy a tax rate of 15% for the years from 2018 to 2020 provided that the qualifying conditions as a High-new technology enterprise were met.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Year ended December 31, 2017	Year ended December 31, 2018
Loss before income taxes	$(21,467,341)	$(1,957,482)
United States federal corporate income tax rate	35%	21%
Income tax credit computed at United States statutory corporate income tax rate	(7,513,570)	(411,071)
Reconciling items:
Over provision of deferred taxation in prior year
Rate differential for PRC earnings	2,019,848	(44,325)
Non-deductible expenses	107,248	131,888
Share based payments	265,752	46,448
Recognition of tax losses previously not recognized	(188,647)	(132,104)
Provisional re-measurement of deferred taxes – TCJ Act	14,572,726	-
Valuation allowance on deferred tax assets	(9,263,357)	409,164
Income tax expenses	$-	$-

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

17.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (Continued)

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2017 and 2018 are presented below:

	December 31, 2017	December 31, 2018
Deferred tax assets
Trade accounts receivable	$1,098,183	$1,031,389
Inventories	1,772,444	1,751,161
Property, plant and equipment	781,227	618,416
Provision for product warranty	569,958	562,654
Net operating loss carried forward	25,892,299	26,595,654
Valuation allowance	(30,114,111)	(30,559,274)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of December 31, 2018, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of December 31, 2018, the Company’s PRC subsidiaries had net operating loss carry forwards of $19,374,795, which will expire in various years through 2028. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

18.	Share-based Compensation

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

The Company recorded non-cash share-based compensation expense of $17,160 for the year ended December 31, 2018, in respect of the restricted shares granted on June 30, 2015, of which $14,051, $1,990 and $1,119 were allocated to general and administrative expenses, research and development expenses and sales and marketing expenses, respectively.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

18.	Share-based Compensation (Continued)

As of December 31, 2018, non-vested restricted shares granted on June 30, 2015 are as follows:

Non-vested shares as of January 1, 2018	55,000
Granted	-
Vested	(55,000)
Non-vested shares as of December 31, 2018	-

As of December 31, 2018, there was no unrecognized stock-based compensation associated with the above restricted shares. As of December 31, 2018, 1,667 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $495,188 for the year ended December 31, 2017, in respect of the restricted shares granted on April 19, 2016 of which $375,352, $64,375, $30,702 and $24,759 were allocated to general and administrative expenses, research and development expenses, sales and marketing expenses and cost of revenues, respectively.

The Company recorded non-cash share-based compensation expense of $204,020 for the year ended December 31,2018, in respect of the restricted shares granted on April 19, 2016 of which $154,647, $26,523, $12,649 and $10,201 were allocated to general and administrative expenses, research and development expenses, sales and marketing expenses and cost of revenues, respectively.

As of December 31, 2018, non-vested restricted shares granted on April 19, 2016 are as follows:

Non-vested shares as of January 1, 2018	255,500
Granted	-
Vested	(157,165)
Forfeited	(13,505)
Non-vested shares as of December 31, 2018	84,830

As of December 31, 2018, there was unrecognized stock-based compensation of $36,641 associated with the above restricted shares. As of December 31, 2018, 56,165 vested shares were to be issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the years ended December 31, 2017 and 2018.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

19.	Loss Per Share

The following is the calculation of loss per share:

	Year ended December 31, 2017	Year ended December 31, 2018
Net loss	$(21,467,341)	$(1,957,482)
Less: Net loss attributable to non-controlling interests	-	14,305
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	(21,467,341)	(1,943,177)

Weighted average shares used in basic and diluted computation	23,237,205	26,596,263

Loss per share - basic and diluted	$(0.92)	$(0.07)

Note:	Including 278,168 and 57,832 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued as of December 31, 2017 and 2018, respectively.

For the years ended December 31, 2017 and 2018, 310,500 and 84,830 unvested restricted shares, respectively, were anti-dilutive and excluded from shares used in the diluted computation.

20.	Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. Certain current assets and current liabilities are financial instruments. Management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rates are equivalent to interest rates currently available. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

21.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2017 and 2018, the Company had the following contracted capital commitments:

	December 31, 2017	December 31, 2018
For construction of buildings	$2,053,489	$3,439,794
For purchases of equipment	-	2,226,776
Capital injection to CBAK Trading and CBAK Power (Note 1)	400,000	20,400,000
	$2,453,489	$26,066,570

(ii)	Litigation

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,225,705 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million, which the Company already accrued for at June 30, 2016), interest of $30,689 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,225,705 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. Further on August 27, 2018, the Court of Zhuanghe froze the bank deposits for another one year until August 27, 2019. On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million, the Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to defend the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,327,340 (RMB9,129,868). As of December 31, 2018, the Company has already paid RMB 10,962,140 (approximately $1,593,724) and accrued $0.9 million (RMB 6.1 million) for the construction cost incurred and completed by Shenzhen Huijie.

In late February 2018, CBAK Power received a notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for the failure pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($35,610), including construction costs of RMB238,735 ($34,708) and interest of RMB6,207 ($902), the Company has accrued for these amounts as of December 31, 2017. The Court of Zhuanghe requested an appraisal to be performed by a third-party appraisal institution on the uncompleted construction cost on the subject project, which should be deducted from the total construction cost of the contract. Based on the appraisal report from the appraisal institution, the uncompleted cost was RMB 170,032 ($24,720). On October 16, 2018, the Court of Zhuanghe determined that CBAK Power should pay RMB 77,042 ($11,200) to Shenzhen Huijie after deducting the uncompleted cost, as well as other expenses incurred including deferred interest and litigation fee. On January 29, 2019, the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” dismissed the appeal by Shenzhen Huijie and affirmed the original judgement.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,657,605), including goods amount of RMB17,428,000 ($2,533,759) and interest of RMB851,858 ($123,847). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,533,759) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($19,115). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, the Company filed application petition with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’ shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the Company’s petition that all the Anyuan Bus’ shareholders should be liable to pay the Company the debt as confirmed under the trial. On November 9, 2018, all the shareholders appealed against the judgment after receiving the notice from the Court. On March 29, 2019, the Company received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, the Company have filed appellate petition to the Intermediate Peoples’ Court of Dalian challenging the judgment from the Court of Zhuanghe.

As of December 31, 2017 and 2018, the Company had made a full provision against the receivable from Anyuan Bus of RMB 17,428,000 ($2,533,759).

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

22.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the years ended December 31, 2017 and 2018 as follows:

	Year ended		Year ended
	December 31, 2017		December 31, 2018
Customer A	$12,869,446	22.05%	$	*	*
Customer B	29,837,878	51.11%		*	*
Customer C	*	*		6,330,608	25.91%
Customer D	*	*		3,807,854	15.58%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable as of December 31, 2017 and 2018 as follows:

	December 31, 2017			December 31, 2018
Customer A	$	*	*	$	*	*
Customer B		23,835,201	62.08%		*	*
Customer C		*	*		1,769,416	11.49%
Customer D		*	*		4,283,023	27.82%
Customer E		4,855,518	12.65%		*	*
Customer F		4,664,285	12.15%		*	*
Customer G		*	*		2,293,257	14.89%

For the years ended December 31, 2017 and 2018, the Company recorded the following transactions:

	December 31, 2017	December 31, 2018
Purchase of inventories from
BAK Tianjin	$126,567	$716,997
BAK Shenzhen**	27,903,206	107,280
Zhengzhou BAK Battery Co., Ltd*	-	2,032,756

Sales of finished goods to
BAK Tianjin	141,117	36,766
BAK Shenzhen	61,961	-
Zhengzhou BAK Battery Co., Ltd*	29,867	-

Proceeds on disposal of patented proprietary technology offset against amount due to BAK Shenzhen (Note 7)**	-	12,845,795

*	Mr. Xiangqian Li, the former CEO, is a director of this company. As of December 31, 2018 and December 31, 2017, payable to Zhengzhou BAK Battery Co., Ltd were $2,291,621 and nil, respectively, was included in trade accounts and bills payable.

**	Mr. Xiangqian Li, our former CEO, is a director of this company.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2017 and 2018, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

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

After the disposal of BAK International, the Company focused on producing high-power lithium battery cells. Net revenues from continuing operations for the years ended December 31, 2017 and 2018 were as follows:

Net revenues by product:

	Year ended	Year ended
	December 31, 2017	December 31, 2018
High power lithium batteries used in:
Electric vehicles	$55,007,370	$8,169,195
Light electric vehicles	495,769	64,140
Uninterruptable supplies	2,872,260	16,199,969
Total	$58,375,399	$24,433,304

Net revenues by geographic area:

	Year ended	Year ended
	December 31, 2017	December 31, 2018
Mainland China	$57,425,420	21,292,111
Europe	294,322	99,996
PRC Taiwan	221,777	103,256
Israel	363,845	990,953
USA	-	1,833,837
Others	70,035	113,151
Total	$58,375,399	$24,433,304

Substantially all of the Company’s long-lived assets are located in the PRC.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

24.	CBAK Energy Technology, Inc. (Parent Company)

Under PRC regulations, subsidiaries in PRC (“the PRC subsidiaries”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, the PRC subsidiaries are required to set aside at least 10% of their after tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of December 31, 2017 and 2018, additional transfers of $24,019,489 were required for CBAK Power and CBAK Trading before the statutory general reserve reached 50% of the registered capital of the PRC subsidiaries. As of December 31, 2017 and 2018 there was $1,230,511 appropriation from retained earnings and set aside for statutory general reserves by the PRC subsidiaries. CBAK Trading did not have after tax net profits since its incorporation and therefore no appropriation was made to fund its statutory general reserve as of December 31, 2017 and 2018. CBAK Power had after tax loss of $20,035,942 and $392,959 for the years ended December 31, 2017 and 2018, respectively.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

24.	CBAK Energy Technology, Inc. (Parent Company) (continued)

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CBAK ENERGY TECHNOLOGY, INC.

 PARENT COMPANY STATEMENTS OF OPERATIONS

For the years ended December 31, 2017 and 2018

(Unaudited)

	Year ended December 31, 2017	Year ended December 31, 2018
REVENUE, net	$-	$-

OPERATING EXPENSES:
Salaries and consulting expenses	966,592	451,036
General and administrative	302,861	398,101

Total operating expenses	(1,269,453)	(849,137)

LOSS FROM OPERATIONS	(1,269,453)	(849,137)

OTHER INCOME:	-	-

LOSS ATTRIBUTABLE TO PARENT COMPANY	(1,269,453)	(849,137)

EQUITY IN LOSS OF SUBSIDIARIES	(20,197,888)	(1,094,040)

NETLOSS ATTRIBUTABLE TO SHAREHOLDERS	$(21,467,341)	$(1,943,177)

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY BALANCE SHEETS

As of December 31, 2017 and 2018

(Unaudited)

	December 31, 2017	December 31, 2018
ASSETS

Interests in subsidiaries	$3,744,185	$1,957,493
Total assets	$3,744,185	$1,957,493

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses and other payables	$1,548,209	$1,642,171
Total current liabilities	1,548,209	1,642,171

SHAREHOLDERS’ EQUITY	2,195,976	315,322
Total liabilities and shareholders’ equity	$3,744,185	$1,957,493

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2017 and 2018

(In US$ except for number of shares)

24.	CBAK Energy Technology, Inc. (Parent Company) (continued)

CBAK ENERGY TECHNOLOGY, INC.

 PARENT COMPANY STATEMENTS OF CASH FLOWS

For the years ended December 31, 2017 and 2018

(Unaudited)

	Year ended December 31, 2017	Year ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,467,341)	$(1,943,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of subsidiaries	20,197,888	1,094,040
Share based compensation	759,292	221,180
Change in operating assets and liabilities
Accrued expenses and other payable	(27,685)	93,962
Net cash used in operating activities	(537,846)	(533,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in interest in subsidiaries	(9,067,432)	533,995
Net cash provided by (used in) investing activities	(9,067,432)	533,995

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,605,278	-
Net cash provided by financing activities	9,605,278	-

CHANGE IN CASH	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2018 were not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

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

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2018, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Yunfei Li	52	Chairman of the Board and Chief Executive Officer
J. Simon Xue	64	Director
Martha C. Agee	63	Director
Jianjun He	46	Director
Guosheng Wang	46	Director
Wenwu Wang	37	Chief Financial Officer

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

Jianjun He has served as our director since November 4, 2013. Mr. He has more than 15 years’ experience in accounting and finance and is an associate member of the Chinese Institute of Certificate Public Accounts. Mr. He has been the Managing Director of Jilin CybernautLvke Investment and Management Co., Ltd., an investment consulting firm in China, since January 1, 2013. From June 30, 2009 to December 31, 2012, Mr. He served as the Chief Financial Officer of THT Heat Transfer Technology, Inc. (Nasdaq: THTI) (“THT Heat”), a provider of heat exchangers and heat exchange solutions in China. Mr. He was the Chief Financial Officer of Siping City JuyuanHanyang Plate Heat Exchanger Co. Ltd, a wholly owned subsidiary of THT Heat from 2007 to December 2012. From 1999 to 2007, Mr. He worked as senior financial officer in Jilin Grain Group, a state-owned enterprise engaged in the grain processing and trading business. Mr. He graduated from Changchun Taxation College in 1995 with a Bachelor’s degree in Auditing and obtained a Master’s degree from Jilin University in 2005.

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

Wenwu Wang has served as our Chief Financial Officer since August 21, 2017. Prior to that, Mr. Wang was our Interim Chief Financial Officer since August 28, 2014. He served as the financial controller of CBAK Power since April 2014, and was the vice financial manager of Shenzhen BAK from August 2013 to June 2014. Mr. Wang has been our consolidation and financial reporting manager since September 2012. From November 2010 to September 2012, he served as the financial manager of BAK India. From October 2008 to November 2010, Mr. Wang was account receivable supervisor of Shenzhen BAK and consolidation and financial reporting assistant of the Company. Mr. Wang received a bachelor’s degree in Accounting from Southwest University in China.

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

Qualifications for All Directors

In identifying and evaluating nominees, the Nominating and Corporate Governance Committee may consult with the other Board members, management, consultants, and other individuals likely to possess an understanding of the Company’s business and knowledge of suitable candidates. In making its recommendations, the Nominating and Corporate Governance Committee assesses the requisite skills and qualifications of nominees and the composition of the Board as a whole in the context of the Board’s criteria and needs. In evaluating the suitability of individual Board members, the Nominating and Corporate Governance Committee may take into account many factors, including general understanding of marketing, finance and other disciplines relevant to the success of a publicly traded company in today’s business environment; understanding of the Company’s business and technology; the international nature of the Company’s operations; educational and professional background; and personal accomplishment. The Nominating and Corporate Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending a group that can best perpetuate the success of the Company’s business and represent stockholder interests through the exercise of sound judgment, using its diversity of experience. The Nominating and Corporate Governance Committee also ensures that a majority of nominees would be “independent directors” as defined under the applicable rules of the SEC and The NASDAQ Stock Market LLC.

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

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our Company. The Audit Committee is responsible for, among other things:

●	the appointment, compensation, retention and oversight of the work of the independent auditor;
●	reviewing and pre-approving all auditing services and permissible non-audit services (including the fees and terms thereof) to be performed by the independent auditor;
●	reviewing and approving all proposed related-party transactions;
●	discussing the interim and annual financial statements with management and our independent auditors;
●	reviewing and discussing with management and the independent auditor (a) the adequacy and effectiveness of the Company’s internal controls, (b) the Company’s internal audit procedures, and (c) the adequacy and effectiveness of the Company’s disclosure controls and procedures, and management reports thereon;
●	reviewing reported violations of the Company’s code of conduct and business ethics; and

●	reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on the Company or that are the subject of discussions between management and the independent auditors.

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

The purpose of our Compensation Committee discharge the responsibilities of the Company’s Board of Directors relating to compensation of the Company’s executives, to produce an annual report on executive compensation for inclusion in the Company’s proxy statement, if required, and to oversee and advise the Board on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans. Our chief executive officer may not be present at any Compensation Committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

●	reviewing and approving the compensation structure for corporate officers at the level of corporate vice president and above;
●	overseeing an evaluation of the performance of the Company’s executive officers and approve the annual compensation, including salary, bonus, incentive and equity compensation, for the executive officers;
●	reviewing and approving chief executive officer goals and objectives, evaluate chief executive officer performance in light of these corporate objectives, and set chief executive officer compensation consistent with Company philosophy;
●	making recommendations to the Board regarding the compensation of board members;
●	reviewing and making recommendations concerning long-term incentive compensation plans, including the use of equity-based plans. Except as otherwise delegated by the Board of Directors, the Compensation Committee will act on behalf of the Board of Directors as the “Committee” established to administer equity-based and employee benefit plans, and as such will discharge any responsibilities imposed on the Compensation Committee under those plans, including making and authorizing grants, in accordance with the terms of those plans.

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

The purpose of the Nominating and Corporate Governance Committee is to determine the slate of director nominees for election to the Company’s Board of Directors, to identify and recommend candidates to fill vacancies occurring between annual shareholder meetings, and to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its members. The Nominating and Corporate Governance Committee is responsible for, among other things:

●	annually presenting to the Board a list of individuals recommended for nomination for election to the Board at the annual meeting of stockholders, and for appointment to the committees of the Board;
●	annually reviewing the composition of each committee and present recommendations for committee memberships to the Board as needed; and
●	annually evaluating and reporting to the Board of Directors on the performance and effectiveness of the Board of Directors to facilitate the directors fulfillment of their responsibilities in a manner that serves the interests of the Company’s shareholders.

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. A copy of the Code of Business Conduct and Ethics has been filed as Exhibit 14.1 to our Quarterly Report on Form 10-Q filed on August 22, 2006 and is hereby incorporated by reference into this annual report. The Code of Business Conduct and Ethics is also available on our website at www.cbak.com.cn. During the fiscal year ended December 31, 2018, there were no amendments to or waivers of our Code of Business Ethics and Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on our Internet website at www.cbak.com.cn or via a current report on Form 8-K.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our Common Stock must report their initial ownership of the Common Stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2018, except that Mr. Yunfei Li filed a late one Form 4 reporting one transaction.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

			Stock
		Salary	Awards	Option
Name and Principal Position	Period	($)(1)	($)(2)	Awards ($)	Total ($)
Yunfei Li, President, Chief Executive Officer	Year ended December 31, 2018	119,833	142,100	-	261,933
	Year ended December 31, 2017	119,749	166,400	-	286,149
Wenwu Wang, Chief Financial Officer	Year ended December 31, 2018	63,627	31,367	-	94,994
	Year ended December 31, 2017	53,931	71,867	-	125,798

(1)	The amounts reported in this table have been converted from RMB to U.S. dollars based on the average conversion rate between the U.S. dollar and RMB for the applicable fiscal year, or $1.00 to RMB 6.7591 (fiscal year 2017 exchange rate), $1.00 to RMB 6.6282 (fiscal year 2018 exchange rate).

(2)	The stock awards consisted of: 1) restrict shares granted on June 30, 2015, which are vested and exercisable in twelve equal quarterly installment with the first vesting date of June 30, 2015 and with a fair value of $3.24, and 2) restrict shares granted on April 19, 2016 with a fair value of $2.68 per share, which are vested and exercisable under three types of vesting schedules. First, if the number of restricted shares granted is below 3,000, the shares will vest annually in 2 equal installments over a two year period with the first vesting on June 30, 2017. Second, if the number of restricted shares granted is larger than or equal to 3,000 and is below 10,000, the shares will vest annually in 3 equal installments over a three year period with the first vesting on June 30, 2017. Third, if the number of restricted shares granted is above or equal to 10,000, the shares will vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

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

●	approach our clients, customers or contacts or other persons or entities, and not to interfere with the business relationship between us and such persons and/or entities;
●	assume employment with or provide services as a director for any of our competitors, or engage in any business which is in direct or indirect competition with our business; or
●	solicit the services of any of our employees.

Outstanding Equity Awards at Fiscal Year-End 2018

The following table sets forth the equity awards outstanding at December 31, 2018 for each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

			Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Yunfei Li, President, Chief Executive Officer						-	-	25,000	*	67,000
Wenwu Wang, Chief Financial Officer						-	-	3,335	**	8,938

*	On June 30, 2015, Mr. Li was granted 30,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Equity Incentive Plan of the Company (the “2015 Plan”). The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On April 19, 2016, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 150,000 restricted shares of the Company’s common stock. The restricted shares vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

**	On June 30, 2015, Mr. Wang was granted 50,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On April 19, 2016, pursuant to the 2015 Plan, the Company granted Mr. Wang an aggregate of 20,000 restricted shares of the Company’s common stock. The restricted shares vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

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

The following table sets forth the total compensation earned by our non-employee directors during our fiscal year ended December 31, 2018:

	Fees Earned or
Name	Paid in Cash ($)	Stock Awards($)	Total ($)
J. Simon Xue	20,000	26,800	46,800
Martha C. Agee	20,000	8,125	28,125
Jianjun He	20,000	8,125	28,125

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

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on April 12, 2019 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group:

Names of Management and Names of Certain Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (1)
	Number (2)	Percent (3)
Yunfei Li(7)	5,535,185	17.44%

J. Simon Xue(8)	20,000	*

Martha C. Agee (4)	30,000	*

Jianjun He (4)	30,000	*

Guosheng Wang (5)	59,165	*

Wenwu Wang (6)	63,332	*

All executive officers and directors as a group (6 persons)	5,737,682	18.07%

Principal Shareholders
Dawei Li(7)	5,348,642	16.85%

*	Denotes less than 1% of the outstanding shares of Common Stock.

(1)	The number of shares beneficially owned is determined under Securities and Exchange Commission (“SEC”) rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of the Reference Date, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

(2)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of Common Stock listed as owned by that person or entity.

(3)	A total of 31,745,518 shares of Common Stock are considered to be outstanding on the Reference Date. For each beneficial owner above, any Presently Exercisable securities of such beneficial owner have been included in the denominator, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

(4)	On June 30, 2015, each of our independent directors was granted 30,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015.

(5)	On June 30, 2015, Mr. Guosheng Wang was granted 50,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On April 19, 2016, Mr. Wang was granted an additional 20,000 restricted shares under the 2015 Plan. Such shares vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

(6)	On June 30, 2015, Mr. Wenwu Wang was granted 50,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On April 19, 2016, Mr. Wang was granted an additional 20,000 restricted shares under the 2015 Plan. Such shares vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

(7)	On June 30, 2015, Mr. Yunfei Li was granted 30,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015.On April 19, 2016, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 150,000 restricted shares of the Company’s common stock. The restricted shares vest semi- annually in 6 equal installments over a three year period with the first vesting on December 31, 2016. On February 17, 2017, we signed a letter of understanding with each of eight individual investors, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of our common stock totaling $10 million. The issue price will be determined with reference to the market price prior to the issuance of new shares. In January 2017, the shareholders paid us a total of $2.1 million as refundable deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a refundable deposit of $0.2 million. In April and May 2017, we received cash of $9.6 million from these shareholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which we agreed to issue an aggregate of 6,403,518 shares of common stock, par value $0.001 per share to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, including 746,018 shares were issued to Mr. Yunfei Li, our CEO. On June 22, 2017, we issued the shares to the investors. On January 7, 2019, the Company entered into a Cancellation Agreement (the “Cancellation Agreement”) with two individual creditors, Mr. Yunfei Li and Mr. Dawei Li, who loaned an aggregate of approximately $5.2 million to CBAK (the “Debts”). Pursuant to the terms of the Cancellation Agreement, the creditors agreed to cancel the Debts in exchange for an aggregate of 5,098,040 shares of common stock of the Company at an exchange price of $1.02 per share. According to the amount of loan, 3,431,373 and 1,666,667 shares were issued to Mr. Dawei Li and Mr. Yunfei Li, respectively. Upon receipt of the Shares, the creditors released the Company from any claims, demands and other obligations relating to the Debts.

(8)	On April 19, 2016, pursuant to the 2015 Plan, the Company granted Dr. Xue an aggregate of 30,000 restricted shares of the Company’s common stock. The restricted shares vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Stock Option Plan and Compensation Plan for Non-Employee Directors

The following table sets forth certain information about the securities authorized for issuance under our Stock Option Plan and our Compensation Plan for Non-Employee Directors as of December 31, 2018. Options exercisable for all of the securities shown in column (a) below were granted under our Stock Option Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	222,401	(1)

Equity compensation plans not approved by security holders		-	-

Total	-	-	222,401	(1)

*	All information in and below this table gives retroactive effect to our one-for-five reverse stock split effected on October 26, 2012.

(1)	Includes 86,500 shares of restricted stock that were available for future issuance under our Compensation Plan for Non-Employee Directors and 135,901 shares of restricted stock that were available for future issuance under our Stock Option Plan, as of December 31, 2018.

2015 Equity Incentive Plan

The following table sets forth certain information about the securities authorized for issuance under our 2015 Plan as of December 31, 2018. Options exercisable for all of the securities shown in column (a) below were granted under our 2015 Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	142,662	$2.94	8,876,352	(1)

Equity compensation plans not approved by security holders	-

Total	142,662	$2.94	8,876,352	(1)

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

As of December 31, 2018, 980,986 vested shares were issued, and 142,662 shares were to be issued upon vesting. Under the 2015 Plan, 8,854,500 shares are available for future issuance.

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

For the year ended year ended December 31, 2017 and 2018, we purchased inventories of (i) $0.1 million and $0.7 million from BAK Tianjin, respectively; (ii) $27.9 million and $0.1 million from BAK Shenzhen, respectively and (iii) nil and $2 million from Zhengzhou BAK, respectively.

For the year ended December 31, 2017 and 2018, we generated revenue of

●	$141,117and $36,766 from BAK Tianjin, respectively;
●	$61,961 and nil from BAK Shenzhen, respectively;
●	$29,867 and nil, respectively from Zhengzhou BAK Battery Co., Ltd. Mr. Xiangqian Li, our former CEO, is director of this company. In September 2018, we transferred a patented proprietary high capacity prismatic battery technology, which we had been developing since 2017, to BAK Shenzhen with a consideration of RMB85,144,500 (approximately $12.8 million).

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

Independent Registered Public Accounting Firm’s Fees and Services

Audit Fees

Centurion ZD CPA & Co. has billed us $113,598 and $254,000 for the fiscal years ended December 31, 2017 and 2018, respectively, for professional services rendered for the audit of our annual financial statements, including reviews of the interim financial statements included in our quarterly reports on Form 10-Q and assistance with the Securities Act filings.

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

Exhibit List

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

●	Report of Centurion ZD CPA & Co., Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2018 and 2017
●	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017
●	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017
●	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
●	Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description

2.1	Articles of Merger (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8- K filed on January 17, 2017)

3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on December 8, 2006)

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 19, 2007)

3.3	Certificate of Change Pursuant to NRS 78.209 filed by the Company on October 22, 2012 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 26, 2012)

3.4	Certificate of Amendment to Articles of Incorporation filed by the Company on June 23, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 26, 2015)

Exhibit No.	Description

4.1	CBAK Energy Technology, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix D to the registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2015).

10.1	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 5, 2015)

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2011)

10.3	English Translation of Loan Agreement, dated December 17, 2013, by and between Shenzhen BAK and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on January 14, 2014)

10.4	Corporate Guarantee, dated January 14, 2014, by and between BAK International and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed on January 14, 2014).

10.5	Corporate Guarantee, dated January 14, 2014, by and between CBAK Energy Technology, Inc. and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed on January 14, 2014).

10.6	Share Mortgage, dated January 14, 2014, by and among CBAK Energy Technology, Inc., BAK International and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed on January 14, 2014).

10.7	English Translation of Loan Agreement, dated January 8, 2014, by and between Shenzhen BAK and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 14, 2014).

10.8	Corporate Guarantee, dated March 10, 2014, by and between BAK International and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 14, 2014).

10.9	Corporate Guarantee, dated March 10, 2014, by and between CBAK Energy Technology, Inc. and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on March 14, 2014).

10.10	Further Share Mortgage, dated March 10, 2014, by and among CBAK Energy Technology, Inc., BAK International, Shenzhen BAK and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on March 14, 2014).

10.11	Summary of Intellectual Property Rights License Agreement entered into by and among Shenzhen BAK Battery Co., Ltd. (the “Licensor”), CBAK Energy Technology, Inc. (the “Licensee 1”) and Dalian BAK Power Battery Co., Ltd (the “Licensee 2”), dated August 25, 2014 (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed on January 13, 2015).

Exhibit No.	Description

10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 1, 2017)

10.13	English Translation of Termination Agreement of Intellectual Property License by and among CBAK Energy Technology, Inc., Dalian CBAK Power Battery Co., Ltd and Shenzhen BAK Battery Co., Ltd, dated March 21, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 23, 2017)

10.14	Cancellation Agreement, by and among CBAK Energy Technology, Inc., Yunfei Li and Dawei Li, dated January 7, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 11, 2019)

10.15	Summary of Technology Transfer Agreement by and between Dalian CBAK Power Battery Co., LTD. and Shenzhen BAK Power Battery Co., LTD., dated as of September 30, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 19, 2018)

14.1	Code of Business Conduct and Ethics of the registrant (incorporated by reference to Exhibit 14.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)

21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K filed on January 13, 2015).

23.1	Consent of Centurion ZD CPA & Co.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Deed of Waiver and Release, dated July 4, 2014, by and among, Shenzhen BAK, the Company, BAK International and Mr. Wang (incorporated by reference to Exhibit 99.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 19, 2014).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2019

CBAK ENERGY TECHNOLOGY, INC.

	By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

	By:	/s/ Wenwu Wang
Wenwu Wang
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunfei Li	Chairman and Chief Executive Officer	April 16, 2019
Yunfei Li	(Principal Executive Officer)

/s/ Wenwu Wang	Chief Financial Officer	April 16, 2019
Wenwu Wang	(Principal Financial and Accounting Officer)

/s/ Guosheng Wang	Director	April 16, 2019
Guosheng Wang

/s/ J. Simon Xue	Director	April 16, 2019
J. Simon Xue

/s/ Martha C. Agee	Director	April 16, 2019
Martha C. Agee

/s/ Jianjun He	Director	April 16, 2019
Jianjun He