Form 10-Q
period 2019-03-31
CBAK Energy Technology, Inc.
filed 2019-05-20
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CBAT	Nasdaq Global Market

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 17, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	31,745,518

CBAK ENERGY TECHNOLOGY, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2019

Contents	Page(s)
Condensed Consolidated Balance Sheets As of December 31, 2018 and March 31, 2019 (unaudited)	2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2019 (unaudited)	3
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2019 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2019 (unaudited)	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6 – 27

CBAK Energy Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of December 31, 2018 and March 31, 2019

(Unaudited)

(In US$ except for number of shares)

		December 31,	March 31,
	Note	2018	2019
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$449,670	$245,688
Pledged deposits	2	17,239,823	17,646,326
Trade accounts and bills receivable, net	3	21,751,032	16,816,885
Inventories	4	9,622,361	9,215,623
Prepayments and other receivables	5	7,143,454	6,276,028
Prepaid land use rights, current portion	9	163,352	167,416

Total current assets		56,369,692	50,367,966

Property, plant and equipment, net	7	38,908,503	44,464,272
Construction in progress	8	25,001,813	20,971,959
Prepaid land use rights, non-current	9	7,282,765	7,422,088
Intangible assets, net	10	20,869	19,805

Total assets		$127,583,642	$123,246,090

Liabilities
Current liabilities
Trade accounts and bills payable	11	$52,495,063	$45,273,429
Current maturities of long-term bank loans	12	3,659,324	3,750,359
Other short-term loans	12	14,147,801	14,169,927
Accrued expenses and other payables	13	18,201,351	18,535,867
Payables to former subsidiaries, net	6	4,301,646	3,259,302
Deferred government grants, current	14	143,775	147,352

Total current liabilities		92,948,960	85,136,236

Long-term bank loans	12	20,614,194	21,127,024
Deferred government grants, non-current	14	4,313,289	4,383,755
Product warranty provision	15	2,250,615	2,336,216
Long term tax payable	16	7,129,285	7,306,645

Total liabilities		127,256,343	120,289,876

Commitments and contingencies	20

Shareholders’ equity(deficit)
Common stock $0.001 par value; 500,000,000 authorized; 26,791,684 issued and 26,647,478 outstanding as of December 31, 2018, 31,889,724 issued and 31,745,518 outstanding as of March 31, 2019		26,792	31,890
Donated shares		14,101,689	14,101,689
Additional paid-in capital		155,931,770	161,144,891
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(165,409,890)	(168,197,282)
Accumulated other comprehensive loss		(1,498,940)	(1,335,253)
		4,381,932	6,976,446
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		315,322	2,909,836
Non-controlling interests		11,977	46,378
Total equity		327,299	2,956,214

Total liabilities and shareholder’s equity		$127,583,642	$123,246,090

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

		Three months ended March 31,
	Note	2018	2019
Net revenues	22	$3,312,797	$5,171,675
Cost of revenues		(3,659,943)	(5,400,683)
Gross loss		(347,146)	(229,008)
Operating expenses:
Research and development expenses		(817,090)	(433,516)
Sales and marketing expenses		(204,586)	(364,014)
General and administrative expenses		(1,131,294)	(1,440,695)
Recovery of (Provision for) doubtful accounts	3	86,653	(71,162)
Total operating expenses		(2,066,317)	(2,309,387)
Operating loss		(2,413,463)	(2,538,395)
Finance expenses, net		(170,089)	(287,000)
Other income, net		15,719	18,062
Loss before income tax		(2,567,833)	(2,807,333)
Income tax expense	16	-	-
Net loss		$(2,567,833)	$(2,807,333)
Less: Net loss attributable to non-controlling interests		-	19,941
Net loss attribute to shareholders of CBAK Energy Technology, Inc.		$(2,567,833)	$(2,787,392)

Net loss		(2,567,833)	(2,807,333)
Other comprehensive income (loss)
– Foreign currency translation adjustment		135,708	161,325
Comprehensive loss		$(2,432,125)	$(2,646,008)
Less: Comprehensive loss attributable to non-controlling interests		-	22,303
Comprehensive loss attributable to CBAK Energy Technology, Inc.		$(2,432,125)	$(2,623,705)

Loss per share	18
– Basic and diluted		$(0.10)	$(0.10)

Weighted average number of shares of common stock:	18
– Basic and diluted		26,502,086	28,610,072

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2018 and 2019

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional			Accumulated other	Non-	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	loss	interests	of shares	Amount	equity (deficit)
Balance as of January 1, 2018	26,367,523	$26,368	$14,101,689	$155,711,014	$1,230,511	$(163,466,713)	$(1,340,533)	$-	(144,206)	$(4,066,610)	$2,195,726
Net loss	-	-	-	-	-	(2,567,833)	-	-	-	-	(2,567,833)
Share-based compensation for employee and director stock awards	-	-	-	83,573	-	-	-	-	-	-	83,573
Common stock issued to employees and directors for stock awards	8,500	9	-	(9)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	135,708	-	-	-	135,708

Balance as of March 31, 2018	26,376,023	$26,377	$14,101,689	$155,794,578	$1,230,511	$(166,034,546)	$(1,204,825)	$-	(144,206)	$(4,066,610)	$(152,826)

Balance as of January 1, 2019	26,791,684	$26,792	$14,101,689	$155,931,770	$1,230,511	$(165,409,890)	$(1,498,940)	$11,977	(144,206)	$(4,066,610)	$327,299

Net loss	-	-	-	-	-	(2,787,392)	-	(19,941)	-	-	(2,807,333)
Capital contribution from non-controlling interests of a subsidiary								56,704			56,704
Share-based compensation for employee and director stock awards	-	-	-	18,219	-	-	-		-	-	18,219
Common stock issued to investors	5,098,040	5,098	-	5,194,902	-	-	-		-	-	5,200,000
Foreign currency translation adjustment	-	-	-	-	-	-	163,687	(2,362)	-	-	161,325

Balance as of March 31, 2019	31,889,724	$31,890	$14,101,689	$161,144,891	$1,230,511	$(168,197,282)	$(1,335,253)	$46,378	(144,206)	$(4,066,610)	$2,956,214

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2018 and 2019

(Unaudited)

(In US$ except for number of shares)

	Three months ended March 31,
	2018	2019
Cash flows from operating activities
Net loss	$(2,567,833)	$(2,807,333)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	538,204	681,408
(Recovery of) Provision for doubtful debts	(86,653)	71,162
Write-down of inventories	1,199	62,772
Share-based compensation	83,573	18,219
Loss on disposal of property, plant and equipment	-	273,117
Changes in operating assets and liabilities:
Trade accounts and bills receivable	15,205,781	5,372,834
Inventories	(1,394,118)	577,665
Prepayments and other receivables	246,784	1,275,562
Trade accounts and bills payable	(7,814,190)	(8,269,290)
Accrued expenses and other payables	(60,011)	(155,161)
Trade receivable from and payables to former subsidiaries	(1,750,618)	(1,124,827)
Net cash provided by (used in) operating activities	2,402,118	(4,023,872)

Cash flows from investing activities
Purchases of property, plant and equipment and construction in progress	(4,463,598)	(1,222,149)
Net cash used in investing activities	(4,463,598)	(1,222,149)

Cash flows from financing activities
Capital injection from non-controlling interests	-	56,704
Borrowings from related parties	2,641,957	266,671
Borrowings from an unrelated party	-	5,866,754
Repayment of borrowings from related parties	-	(407,168)
Repayment of earnest money to shareholders (note 1)	-	(773,310)
Net cash provided by financing activities	2,641,957	5,009,651

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	401,958	438,891
Net increase in cash and cash equivalents, and restricted cash	982,435	202,521
Cash and cash equivalents, and restricted cash at the beginning of period	10,748,713	17,689,493
Cash and cash equivalents, and restricted cash at the end of period	$11,731,148	$17,892,014

Non-cash transactions:
Transfer of construction in progress to property, plant and equipment	$126,886	$5,218,383
Issuance of common stock to investors - offset short-term borrowings from unrelated parties	$-	$5,200,000

Cash paid during the period for:
Interest, net of amounts capitalized	$176,443	$347,144

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2018 and 2019
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
For the three months ended March 31, 2018 and 2019
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
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

As of March 31, 2019, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On August 14, 2013, Dalian BAK Trading Co., Ltd was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $500,000. Pursuant to CBAK Trading’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Trading on or before August 14, 2015. On March 7, 2017, the name of Dalian BAK Trading Co., Ltd was changed to Dalian CBAK Trading Co., Ltd (“CBAK Trading”). Up to the date of this report, the Company has contributed $100,000 to CBAK Trading in cash.

On December 27, 2013, Dalian BAK Power Battery Co., Ltd was established as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000. Pursuant to CBAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Power on or before December 27, 2015. On March 7, 2017, the name of Dalian BAK Power Battery Co., Ltd was changed to Dalian CBAK Power Battery Co., Ltd (“CBAK Power”). On July 10, 2018, CBAK Power’s registered capital was increased to $50,000,000. Pursuant to CBAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the remaining capital to CBAK Power on or before June 30, 2019.Up to the date of this report, the Company has contributed $29,999,978 to CBAK Power through injection of a series of patents and cash of $24,999,978.

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB564,500 ($84,111) to CBAK Suzhou through injection of a series of cash. CBAK Suzhou is intended to be engaged in development and manufacture of new energy high power battery packs.

The Company’s condensed consolidated financial statements have been prepared under US GAAP.

These condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of December 31, 2018, which was derived from the Company’s audited financial statements, and (b) the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2018.

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
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Shenzhen”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014, “Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of December 31, 2018 and March 31, 2019, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited(“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; and iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC.

The Company continued its business and continued to generate revenues from sale of batteries via subcontracting the production to BAK Tianjin and BAK Shenzhen, former subsidiaries before the completion of construction and operation of its facility in Dalian. BAK Tianjin and BAK Shenzhen are now suppliers of the Company, and the Company does not have any significant benefits or liability from the operating results of BAK Tianjin and BAK Shenzhen except the normal risk with any major supplier.

As of the date of this report, Mr. Xiangqian Li is no longer a director of BAK International and BAK Tianjin. He remained as a director of Shenzhen BAK and BAK Shenzhen.

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of March31, 2019, Mr. Yunfei Li held 5,535,185 shares or 17.44% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of December 31, 2018 and March 31, 2019. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

On February 17, 2017, the Company signed investment agreements with eight investors (including Mr. Yunfei Li, the Company’s CEO, and seven of the Company’s existing shareholders) whereby the investors agreed to subscribe new shares of the Company totaling $10 million. Pursuant to the investment agreements, in January 2017 the eight investors paid the Company a total of $2.06 million as earnest money which should be returned to the investors after the investment amount was delivered. Mr. Yunfei Li agreed to subscribe new shares of the Company totaled $1,120,000 and paid the earnings money of $225,784 in January 2017. On April 1, April 21, April 26 and May 10, 2017, the Company received investment of $1,999,910, $3,499,888, $1,119,982 and $2,985,497 from these investors, respectively. On May 31, 2017, the Company entered into a securities purchase agreement with the eight investors, pursuant to which the Company agreed to issue an aggregate of 6,403,518 shares of common stock to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, among which 746,018 shares to be issued to Mr. Yunfei Li. On June 22, 2017, the Company issued the shares to the investors.

From January to March 2019, according to the investment agreements and agreed by the investors, the Company returned partial earnest money of $773,310 (approximately RMB5.2 million) to these investors.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

At March 31, 2019, the Company had aggregate interest-bearing bank loans of approximately $24.9 million, due in 2019 to 2021, in addition to approximately $82.2 million of other current liabilities.

As of March 31, 2019, the Company had unutilized committed banking facilities of $19.8 million.

On January 7, 2019, the Company entered into a cancellation agreement with two creditors whereby other loans of $5.2 million were canceled in exchange for an aggregate of 5,098,040 shares of common stock of the Company at an exchange price of $1.02 per share.

On April 26, 2019, the Company entered into a cancellation agreement with three creditors whereby other loans of $5.73 million were canceled in exchange for an aggregate of 5,205,905 shares of common stock of the Company at an exchange price of $1.1 per share.

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
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. The adoption had no material impact on the Company’s financial statements, given that the noncancelable term of the Company’s current lease is less than 12 months.

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

2.	Pledged deposits

Pledged deposits as of December 31, 2018 and March 31, 2019 consisted of the following:

	December 31,	March 31,
	2018	2019
Pledged deposits with bank for:
Bills payable	$16,014,118	$16,390,128
Others*	1,225,705	1,256,198
	$17,239,823	$17,646,326

*	On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, (the “Court of Zhuanghe”) for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,256,198 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million), interest of $29,800 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which the Company already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze CBAK Power’s bank deposits totaling $1,256,198 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another one year until August 31, 2018. The Court froze the bank deposits for another one year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2018 and March 31, 2019 consisted of the following:

	December 31,	March 31,
	2018	2019
Trade accounts receivable	$19,054,863	$20,315,956
Less: Allowance for doubtful accounts	(3,657,173)	(3,819,724)
	15,397,690	16,496,232
Bills receivable	6,353,342	320,653
	$21,751,032	$16,816,885

Included in trade accounts and bills receivables are retention receivables of $1,119,490and $1,147,340 as of December 31, 2018 and March 31, 2019. Retention receivables are interest-free and recoverable at the end of the retention period of three to five years.

An analysis of the allowance for doubtful accounts is as follows:

	March 31,	March 31,
	2018	2019
Balance at beginning of period	$3,700,922	$3,657,173
Provision for the period	11,199	241,549
Reversal – recoveries by cash	(97,852)	(170,387)
Charged to consolidated statements of operations and comprehensive (loss) income	(86,653)	71,162
Foreign exchange adjustment	134,903	91,389
Balance at end of period	$3,749,172	$3,819,724

4.	Inventories

Inventories as of December 31, 2018 and March 31, 2019 consisted of the following:

	December 31,	March 31,
	2018	2019
Raw materials	$1,675,383	$1,455,516
Work in progress	2,737,415	1,373,975
Finished goods	5,209,563	6,386,132
	$9,622,361	$9,215,623

During the three months ended March 31, 2018 and 2019, write-downs of obsolete inventories to lower of cost or market of $1,199 and $62,772, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2018 and March 31, 2019 consisted of the following:

	December 31,	March 31,
	2018	2019
Value added tax recoverable	$5,359,275	$5,290,600
Prepayments to suppliers	1,157,966	285,327
Deposits	56,974	47,383
Staff advances	54,207	59,836
Prepaid operating expenses	309,415	522,117
Others	212,617	77,765
	7,150,454	6,283,028
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$7,143,454	$6,276,028

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

6.	Payables to Former Subsidiaries

Payable to former subsidiaries as of December 31, 2018 and March 31, 2019 consisted of the following:

	December 31,	March 31,
	2018	2019
BAK Tianjin	$972,913	$-
BAK Shenzhen	3,328,733	3,259,302
	$4,301,646	$3,259,302

Balance as of December 31, 2018 and March 31, 2019 consisted of payables for purchase of inventories from BAK Tianjin and BAK Shenzhen. From time to time, the Company purchased products from these former subsidiaries that they did not produce to meet the needs of its customers.

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2018 and March 31, 2019 consisted of the following:

	December 31,	March 31,
	2018	2019
Buildings	$23,626,924	$29,285,262
Machinery and equipment	22,159,752	22,920,437
Office equipment	218,581	224,794
Motor vehicles	204,368	194,549
	46,209,625	52,625,042
Impairment	(1,840,596)	(1,886,386)
Accumulated depreciation	(5,460,526)	(6,274,384)
Carrying amount	$38,908,503	$44,464,272

During the three months ended March 31, 2018 and 2019, the Company incurred depreciation expense of $532,213 and $674,847, respectively

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $21,749,144 and $27,199,506 as of December 31, 2018 and March 31, 2019, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three months ended March 31, 2018 and 2019.

8.	Construction in Progress

Construction in progress as of December 31, 2018 and March 31, 2019 consisted of the following:

	December 31,	March 31,
	2018	2019
Construction in progress	$23,562,557	$20,033,557
Prepayment for acquisition of property, plant and equipment	1,439,256	938,402
Carrying amount	$25,001,813	$20,971,959

Construction in progress as of December 31, 2018 and March 31, 2019 was mainly comprised of capital expenditures for the construction of the facilities and production lines of CBAK Power.

For the three months ended March 31, 2018 and 2019, the Company capitalized interest of $358,929 and $350,672, respectively, to the cost of construction in progress.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

9.	Prepaid Land Use Rights, net

Prepaid land use rights as of December 31, 2018 and March 31, 2019 consisted of the followings:

	December 31,	March 31,
	2018	2019
Prepaid land use rights	$8,167,587	$8,370,776
Accumulated amortization	(721,470)	(781,272)
	$7,446,117	$7,589,504
Less: Classified as current assets	(163,352)	(167,416)
	$7,282,765	$7,422,088

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $8,456,966 (RMB53.1 million). Other incidental costs incurred totaled $495,477 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $44,174 and $41,615 for the three months ended March 31, 2018 and 2019, respectively.

10.	Intangible Assets, net

Intangible assets as of December 31, 2018 and March 31, 2019 consisted of the followings:

	December 31,	March 31,
	2018	2019
Computer software at cost	$31,025	$31,797
Accumulated amortization	(10,156)	(11,992)
	$20,869	$19,805

Amortization expenses were $699 and $1,574 for the three months ended March 31, 2018 and 2019, respectively.

11.	Trade Accounts and Bills Payable

Trade accounts and bills payable as of December 31, 2018 and March 31, 2019 consisted of the followings:

	December 31,	March 31,
	2018	2019
Trade accounts payable	$23,134,269	$21,709,607
Bills payable
– Bank acceptance bills (Note 1)	28,911,556	23,563,822
– Commercial acceptance bills	449,238	-
	$52,495,063	$45,273,429

All the bills payable are of trading nature and will mature within six months to one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 2); and

(ii)	$6,353,342 and $229,017 of the Company’s bills receivable as of December 31, 2018 and March 31, 2019, respectively (Note 3).

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

12.	Loans

Bank loans:

Bank borrowings as of December 31, 2018 and March 31, 2019 consisted of the followings

	December 31, 2018	March 31, 2019
Current maturities of long-term bank loans	$3,659,324	$3,750,359
Long-term bank borrowings	20,614,194	21,127,024
	$24,273,518	$24,877,383

On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $19.4 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), the Company’s CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, the Company’s former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO and Shenzhen BAK Battery Co., Ltd., the Company’s former subsidiary (“Shenzhen BAK”). Under the banking facilities, the Company borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.9 million), bearing fixed interest at 7.2% per annum. The Company also borrowed various bank acceptance of RMB3.2 million (approximately $0.5 million) under the facilities. The Company repaid the loan and bank acceptance bills on June 12, 2018.

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

On November 9, 2017, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.9 million) with the term expiring on November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. Under the facilities, bank deposits of approximately 50% were required to secure against this letter of credit. The Company borrowed a net letter of credit of RMB96.1 million (approximately $14.3 million) to November 7, 2018. The Company repaid the letter of credit on November 7, 2018.

On June 4, 2018, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $29.8 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, at current rate 6.175% per annum. The loans are repayable in six installments of RMB0.8 million ($0.12 million) on December 10, 2018, RMB24.0 million ($3.58 million) on June 10, 2019, RMB0.8 million ($0.12 million) on December 10, 2019, RMB74.7 million ($11.13 million) on June 10, 2020, RMB0.8 million ($0.12 million) on December 10, 2020 and RMB66.3 million ($9.88 million) on June 10, 2021. The Company repaid the bank loan of RMB0.8 million ($0.12 million) on December 10, 2018. Under the facilities, the Company borrowed RMB167.0 million (approximately $24.9 million) as of December 31, 2018. The facilities were secured by the Company’s land use rights, buildings, machinery and equipment.

Further, in August 2018, the Company borrowed a total of RMB60 million (approximately $8.9 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until August 14, 2019, which was secured by the Company’s cash totaled $8.9 million. The Company discounted these two bills payable of even date to China Everbright Bank at a rate of 4.0%.

On August 22, 2018, the Company obtained one-year term facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.9 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivables of at least the same amount. The Company borrowed a series of bank acceptance bills totaled RMB28.8 million (approximately $4.3 million) for a term until March 7, 2019. The Company repaid the bank acceptance bills on March 7, 2019.

In November 2018, the Company borrowed a total of RMB100 million (approximately $14.9 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until November 12, 2019, which was secured by the Company’s cash totaled RMB 50 million (approximately $7.5 million) and the 100% equity in CBAK Power held by BAK Asia. The Company discounted the bills payable of even date to China Everbright Bank at a rate of 4.0%.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

12.	Loans (continued)

On August 2, 2017, the Company obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $14.9 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, the Company borrowed a series of bank acceptance bills from China Merchants Bank totaled RMB21.3 million (approximately $3.2 million) for a term until October 25, 2018. The facilities expired on August 1, 2018 and the Company repaid the bills on October 25, 2018.

The Company also borrowed a series of acceptance bills from Industrial Bank Co., Ltd. Dalian Branch totaled RMB1.5 million (approximately $0.2 million) for various terms through May 21, 2019, which was secured by bills receivable of RMB1.5 million (approximately $0.2 million).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31, 2018	March 31, 2019
Pledged deposits (note 2)	$16,014,118	$16,390,128
Prepaid land use rights (note 9)	7,446,117	7,589,504
Buildings	17,501,902	17,813,978
Machinery and equipment	10,206,100	9,355,930
Bills receivable (note 3)	6,353,342	229,017
	$57,521,579	$51,378,557

As of March 31, 2019, the Company had unutilized committed banking facilities of $ 19.8 million.

During the three months ended March 31, 2018 and 2019, interest of $530,456 and $381,275, respectively, was incurred on the Company’s bank borrowings.

Other Short-term Loans

Other short-term loans as of December 31, 2018 and March 31, 2019 consisted of the following:

		December 31,	March 31,
	Note	2018	2019
Advance from related parties
– Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$11,095,070	$5,913,978
– Mr. Xiangqian Li, the Company’s Former CEO	(b)	100,000	100,000
– Mr. Yunfei Li, the Company’s CEO	(c)	116,307	126,267
– Shareholders	(d)	2,035,381	1,308,265
		13,346,758	7,448,510
Advances from unrelated third parties
– Mr. Wenwu Yu	(e)	146,813	150,466
– Ms. Longqian Peng	(e)	654,230	670,505
– Jilin Province Trust Co. Ltd	(f)	-	5,900,446
		801,043	6,721,417

		$14,147,801	$14,169,927

(a)	The Company received advances from Tianjin New Energy, a related company under the control of Mr. Xiangqian Li, the Company’s former CEO, which was unsecured, non-interest bearing and repayable on demand. On November 1, 2016, Mr. Xiangqian Li ceased to be a shareholder but remained as a general manager of Tianjin New Energy.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

12.	Loans (continued)

On January 7, 2019, each of Mr. Dawei Li and Mr. Yunfei Li (the Company’s CEO) entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $3.5 million (RMB23,980,950) and $1.7 million (RMB11,647,890) (collectively $5.2 million, the “First Debt”) to Mr. Dawei Li and Mr. Yunfei Li, respectively.

On January 7, 2019, the Company entered into a cancellation agreement (note 1) with Mr. Dawei Li and Mr. Yunfei Li (the creditors). Pursuant to the terms of the cancellation agreement, Mr. Dawei Li and Mr. Yunfei Li agreed to cancel the First Debt in exchange for 3,431,373 and 1,666,667 shares of common stock of the Company, respectively, at an exchange price of $1.02 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the First Debt. The cancellation agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the shares.

On April 26, 2019, each of Mr. Jun Lang, Ms. Jing Shi and Asia EVK Energy Auto Limited (“Asia EVK”) entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $0.3 million (RMB2,225,082), $0.1 million (RMB 912,204) and $5.3 million (RMB35,406,036) (collectively $5.7 million, the “Second Debt”) to Mr. Jun Lang, Ms. Jing Shi and Asia EVK, respectively.

On April 26, 2019, the Company entered into a cancellation agreement (note 1) with Mr. Jun Lang, Ms. Jing Shi and Asia EVK (the creditors). Pursuant to the terms of the cancellation agreement, the creditors agreed to cancel the Second Debt in exchange for 300,534, 123,208 and 4,782,163 shares of common stock of the Company, respectively, at an exchange price of $1.1 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the Second Debt. The cancellation agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the shares.

(b)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(d)	The refundable deposits paid by certain shareholders in relation to share purchase (note 1) were unsecured, non-interest bearing and repayable on demand.

(e)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(f)	In January 2019, the Company obtained one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $6.0 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, the Company borrowed RMB16.4 million ($2.4 million), RMB15.4 million ($2.3 million), RMB6.6 million ($1.0 million) and RMB1.2 million ($0.2 million) on February 1, 2019, February 22, 2019, March 8, 2019 and March 21, 2019 respectively, bearing annual interest from 11.3% to 11.6%.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2018 and March 31, 2019 consisted of the following:

	December 31,	March 31,
	2018	2019
Construction costs payable	$5,950,746	$5,694,973
Equipment purchase payable	6,510,571	7,185,125
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	2,362,466	2,048,789
Compensation costs (note 20(ii))	110,657	113,410
Customer deposits	192,113	303,350
Other payables and accruals	1,864,679	1,980,101
	$18,201,351	$18,535,867

(a)	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2017 and March 31, 2018, no liquidated damages relating to both events have been paid.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

14.	Deferred Government Grants

Deferred government grants as of December 31, 2018 and March 31, 2019 consist of the following:

	December 31,	March 31,
	2018	2019
Total government grants	$4,457,064	$4,531,107
Less: Current portion	(143,775)	(147,352)
Non-current portion	$4,313,289	$4,383,755

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving our facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized$23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized in the three months ended March 31, 2017 and 2018.

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

The Company offset government grants of $38,880 and $36,628 for the three months ended March 31, 2018 and 2019, respectively, against depreciation expenses of the Dalian facilities.

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

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes expenses consisted of:

Three months ended March 31,
	2018	2019
PRC income tax:
Current	$-	$-
Deferred	-	-
	$-	$-

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
For the three months ended March 31, 2018 and 2019
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

No provision for income taxes in the United States or elsewhere has been made as CBAK had no taxable income for the three months ended March 31, 2018 and 2019.

Hong Kong Tax

BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three months ended March 31, 2018 and 2019 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended March 31,
	2018	2019
Loss before income taxes	$(2,567,833)	$(2,807,333)
United States federal corporate income tax rate	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	(539,245)	(589,540)
Reconciling items:
Rate differential for PRC earnings	(86,779)	(99,031)
Non-deductible expenses	66,086	65,802
Share based payments	17,550	3,826
Valuation allowance on deferred tax assets	542,388	618,943
Income tax expenses	$-	$-

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

(a)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2018 and March 31, 2019 are presented below:

	December 31,	March 31,
	2018	2019
Deferred tax assets
Trade accounts receivable	$1,031,389	$1,008,784
Inventories	1,715,161	1,773,613
Property, plant and equipment	618,416	332,924
Provision for product warranty	562,654	584,054
Net operating loss carried forward	26,595,654	27,442,842
Valuation allowance	(30,523,274)	(31,142,217)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of December 31, 2018 and March 31, 2019, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $19,374,795 and $22,763,547, respectively, which will expire in various years through 2028. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2019 through March 31, 2019 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2019	$7,129,285	$-	$7,129,285
Increase in unrecognized tax benefits taken in current period	177,360	-	177,360
Balance as of March 31, 2019	$7,306,645	$-	$7,306,645

As of December 31, 2018 and March 31, 2019, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

17.	Share-based Compensation

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

The Company recorded non-cash share-based compensation expense of $17,160 and nil for three months ended March 31, 2018 and 2019, in respect of the restricted shares granted on June 30, 2015, respectively.

All the restricted shares granted in respect of the restricted shares granted on June 30, 2015 had been vested on March 31, 2018. The Company recorded non-cash share-based compensation expense of nil for three months ended March 31, 2019.

As of March 31, 2019, there was no unrecognized stock-based compensation associated with the above restricted shares. As of March 31, 2019, 1,667 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2018 and 2019
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

The Company recorded non-cash share-based compensation expense of $66,413 for the three months ended March 31, 2018, in respect of the restricted shares granted on April 19, 2016.

The Company recorded non-cash share-based compensation expense of $18,219 for the three months ended March 31, 2019, in respect of the restricted shares granted on April 19, 2016.

As of March 31, 2019, non-vested restricted shares granted on April 19, 2016 are as follows:

Non-vested shares as of January 1, 2019	84,830
Granted	-
Vested	-
Forfeited	-
Non-vested shares as of March 31, 2019	84,830

As of March 31, 2019, there was unrecognized stock-based compensation of $18,222 associated with the above restricted shares. As of March 31, 2019, 56,165 vested shares were to be issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three months ended March 31, 2018 and 2019.

18.	Loss Per Share

The following is the calculation of loss per share:

	Three months ended March 31,
	2018	2019
Net loss	$(2,567,833)	$(2,807,333)
Less: Net loss attributable to non-controlling interests	-	19,941
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	$(2,567,833)	$(2,787,392)

Weighted average shares used in basic and diluted computation (note)	26,502,086	28,610,072

Loss per share – basic and diluted	$(0.10)	$(0.10)

Note:	Including 324,665 and 57,832 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three months ended March 31, 2018 and 2019, respectively.

For the three months ended March 31, 2018 and 2019, and 255,500 and 84,830 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2018 and 2019
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

20.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2018 and March 31, 2019, the Company had the following contracted capital commitments:

	December 31,	March 31,
	2018	2019
For construction of buildings	$3,439,794	$3,525,368
For purchases of equipment	2,226,776	1,249,345
Capital injection to CBAK Power and CBAK Trading (Note 1)	20,400,000	20,400,000
	$26,066,570	$25,174,713

(ii)	Litigation

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, (the “Court of Zhuanghe”) for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,256,198 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million, which the Company already accrued for at June 30, 2016), interest of $29,800 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,256,198 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. On August 27, 2018, the Court of Zhuanghe again froze the bank deposits for another one year until August 27, 2019. On June 30, 2017, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million, the Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to defend the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,360,361(RMB9,129,868). As of March 31, 2019, the Company has already paid RMB 10,962,140 (approximately $1,633,372) and accrued $0.9 million (RMB 6.1 million) for the construction cost incurred and completed by Shenzhen Huijie.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

20.	Commitments and Contingencies (continued)

In late February 2018, CBAK Power received a notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for the breach of contract pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($36,497), including construction costs of RMB238,735 ($35,572) and interest of RMB6,207 ($925), the Company has accrued for these amounts as of December 31, 2017. The Court of Zhuanghe requested an appraisal to be performed by a third-party appraisal institution on the uncompleted construction cost on the subject project, which should be deducted from the total construction cost of the contract. Based on the appraisal report from the appraisal institution, the uncompleted cost was RMB 170,032 ($25,335). On October 16, 2018, the Court of Zhuanghe determined that CBAK Power should pay RMB 77,042 ($11,479) to Shenzhen Huijie after deducting the uncompleted cost, as well as other expenses incurred including deferred interest and litigation fee. On January 29, 2019, the Court of Dalian dismissed the appeal by Shenzhen Huijie and affirmed the original judgement.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,723,720), including goods amount of RMB17,428,000 ($2,596,792) and interest of RMB851,858 ($126,928). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,596,792) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($19,591). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, the Company filed application petition with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’ shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the Company’s petition that all the Anyuan Bus’ shareholders should be liable to pay the Company the debt as confirmed under the trial. On November 9, 2018, all the shareholders appealed against the judgment after receiving the notice from the Court. On March 29, 2019, the Company received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, the Company have filed appellate petition to the Intermediate Peoples’ Court of Dalian challenging the judgment from the Court of Zhuanghe.

As of December 31, 2018 and March 31, 2019, the Company had made a full provision against the receivable from Anyuan Bus of RMB 17,428,000 ($2,596,792).

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

21.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2018 and 2019 as follows:

	Three months ended March 31,
	2018		2019
Customer A	$1,162,051	35.08%	$1,241,675	24.01%
Customer B	693,347	20.93%	*	*
Customer C	383,773	11.58%	*	*
Customer D	374,213	11.30%	*	*
Customer E	*	*	1,321,428	25.55%
Customer F	*	*	1,071,820	20.72%
Customer G	*	*	735,494	14.22%

* Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable as of December 31, 2018 and March 31, 2019 as follows:

	December 31, 2018		March 31, 2019
Customer A	$1,769,416	11.49%	$2,611,583	15.83%
Customer H	4,283,023	27.82%	4,389,574	26.61%
Customer I	2,293,257	14.89%	2,350,307	14.25%

For the three months ended March 31, 2018 and 2019, the Company recorded the following transactions:

	Three months ended March 31,
	2018	2019
Purchase of inventories from
BAK Tianjin	$480	$-

Sales of finished goods to
BAK Tianjin	10,080	-
BAK Shenzhen*	$-	$83,841

* Mr. Xiangqian Li, the former CEO, is a director of this company.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2018 and March 31, 2019, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2018 and 2019
(Unaudited) (In US$ except for number of shares)

22.	Segment Information

The Company used to engage in one business segment, the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactured five types of Li-ion rechargeable batteries: aluminium-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices.

After the disposal of BAK International and its subsidiaries (see Note 1), the Company focused on producing high-power lithium battery cells. Net revenues for the three months ended March 31, 2018 and 2019 were as follows:

Net revenues by product:

	Three months ended March 31,
	2018	2019
High power lithium batteries used in:
Electric vehicles	$65,362	$1,214,086
Light electric vehicles	1,508	-
Uninterruptable supplies	3,245,927	3,957,589
Total	$3,312,797	$5,171,675

Net revenues by geographic area:

	Three months ended March 31,
	2018	2019
Mainland China	$2,823,575	$4,746,726
Europe	104,231	-
PRC Taiwan	324	452
Israel	383,772	121,678
USA	895	223,465
India	-	79,354
Total	$3,312,797	$5,171,675

Substantially all of the Company’s long-lived assets are located in the PRC.

23.	Subsequent Events

On April 26, 2019, each of Mr. Jun Lang, Ms. Jing Shi and Asia EVK Energy Auto Limited (“Asia EVK”) entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $0.3 million (RMB2,225,082), $0.1 million (RMB 912,204) and $5.3 million (RMB35,406,036) (collectively $5.7 million, the “Second Debt”) to Mr. Jun Lang, Ms. Jing Shi and Asia EVK, respectively.

On April 26, 2019, the Company entered into a cancellation agreement with Mr. Jun Lang, Ms. Jing Shi and Asia EVK (the creditors). Pursuant to the terms of the cancellation agreement, the creditors agreed to cancel the Second Debt in exchange for 300,534, 123,208 and 4,782,163 shares of common stock of the Company, respectively at an exchange price of $1.1 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the Second Debt. The cancellation agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the Shares.

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

Special Note Regarding Forward Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd, a subsidiary of CBAK Power, was established in Suzhou, China. CBAK Suzhou is intended to focuses on the development and manufacture of new energy high power battery packs.

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

We have received most of the operating assets, including customers, employees, patents and technologies of our former subsidiary, BAK International (Tianjin) Ltd. (“BAK Tianjin”). Such assets were acquired in exchange for a reduction in receivables from our former subsidiaries that were disposed in June 2014. For now, we have equipped with complete production equipment which can fulfill most of our customers’ needs. We have outsourced and will continue to outsource special production which we do not product to other manufacturers until our Dalian manufacturing facility can fulfill our customers’ needs, if necessary.

On January 16, 2017, the Board of Directors of the Company approved a change in the Company’s fiscal year end from September 30 to December 31. As a result of the change, our 2017 fiscal year began on January 1, 2017 and ended on December 31, 2017.

We generated revenues of $5.2 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively. We had a net loss of $2.8 million and $2.6 million in the three months ended March 31, 2019 and 2018 respectively. As of March 31, 2019, we had an accumulated deficit of $168.2 million and net assets of $3.0 million. We had a working capital deficiency and accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of March 31, 2019.

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $19.4 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO and Shenzhen BAK Battery Co., Ltd., the Company’s former subsidiary (“Shenzhen BAK”). Under the banking facilities, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.9 million), bearing fixed interest at 7.2% per annum. We also borrowed various bank acceptance of RMB3.2 million (approximately $0.5 million) under the facilities. We repaid the loan and bank acceptance bills on June 12, 2018.

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

On November 9, 2017, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.9 million) with the term expiring on November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. Under the facilities, bank deposits of approximately 50% were required to secure against this letter of credit. We borrowed a net letter of credit of RMB96.1 million (approximately $14.3 million) to November 7, 2018. We repaid the letter of credit on November 7, 2018.

On June 4, 2018, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $29.8 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, at current rate 6.175% per annum. The loans are repayable in six installments of RMB0.8 million ($0.12 million) on December 10, 2018, RMB24.3 million ($3.62 million) on June 10, 2019, RMB0.8 million ($0.12 million) on December 10, 2019, RMB74.7 million ($11.13 million) on June 10, 2020, RMB0.8 million ($0.12 million) on December 10, 2020 and RMB66.3 million ($9.88 million) on June 10, 2021. We repaid the bank loan of RMB0.8 million ($0.12 million) on December 10, 2018. Under the facilities, we borrowed RMB167.0 million (approximately $24.9 million) as of March 31, 2019. The facilities were secured by our land use rights, buildings, machinery and equipment.

Further, in August 2018, we borrowed a total of RMB60 million (approximately $8.9 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until August 14, 2019, which was secured by our cash totaled $8.9 million. We discounted these two bills payable of even date to China Everbright Bank at a rate of 4.0%.

On August 22, 2018, we obtained one-year term facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.9 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivables of at least the same amount. We borrowed a series of bank acceptance bills totaled RMB28.8 million (approximately $4.3 million) for a term until March 7, 2019. We repaid the bank acceptance bills on March 7, 2019.

In November 2018, we borrowed a total of RMB100 million (approximately $14.9 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until November 12, 2019, which was secured by the Company’s cash totaled RMB 50 million (approximately $7.5 million) and the 100% equity in CBAK Power held by BAK Asia. We discounted the bills payable of even date to China Everbright Bank at a rate of 4.0%.

On August 2, 2017, we obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $14.9 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, the Company borrowed a series of bank acceptance bills from China Merchants Bank totaled RMB21.3 million (approximately $3.2 million) for a term until October 25, 2018. The facilities expired on August 1, 2018 and we repaid the bills on October 25, 2018.

We also borrowed a series of acceptance bills from Industrial Bank Co., Ltd. Dalian Branch totaled RMB1.5 million (approximately $0.2 million) for various terms through May 21, 2019, which was secured by bills receivable of RMB1.5 million (approximately $0.2 million).

As of March 31, 2019, we had unutilized committed banking facilities of $19.8 million.

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

On February 17, 2017, the Company signed investment agreements with eight investors (including Mr. Yunfei Li, the Company’s CEO, and seven of the Company’s existing shareholders) whereby the investors agreed to subscribe new shares of the Company totaling $10 million. Pursuant to the investment agreements, in January 2017 the eight investors paid the Company a total of $2.06 million as earnest money which should be returned to the investors after the investment amount was delivered. Mr. Yunfei Li agreed to subscribe new shares of the Company totaled $1,120,000 and paid the earnings money of $225,784 in January 2017. On April 1, April 21, April 26 and May 10, 2017, the Company received investment of $1,999,910, $3,499,888, $1,119,982 and $2,985,497 from these investors, respectively. On May 31, 2017, the Company entered into a securities purchase agreement with the eight investors, pursuant to which the Company agreed to issue an aggregate of 6,403,518 shares of common stock to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, among which 746,018 shares to be issued to Mr. Yunfei Li. On June 22, 2017, the Company issued the shares to the investors.

From January to March 2019, according to the investment agreements and agreed by the investors, we returned partial earnest money of $773,310 (approximately RMB5.2 million) to these investors.

On January 7, 2019, each of Mr. Dawei Li and Mr. Yunfei Li entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $3.5 million (RMB23,980,950) and $1.7 million (RMB11,647,890) (totaled $5.2 million, the “First Debt”) to Mr. Dawei Li and Mr. Yunfei Li, respectively.

On January 7, 2019, the Company entered into a cancellation agreement with Mr. Dawei Li and Mr. Yunfei Li. Pursuant to the terms of the cancellation agreement, Mr. Dawei Li and Mr. Yunfei Li agreed to cancel the First Debt in exchange for 3,431,373 and 1,666,667 shares of common stock of the Company, respectively at an exchange price of $1.02 per share. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the First Debt.

On April 26, 2019, each of Mr. Jun Lang, Ms. Jing Shi and Asia EVK Energy Auto Limited (Asia EVK) entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $0.3 million (RMB2,225,082), $0.1 million (RMB 912,204) and $5.3 million (RMB35,406,036) (collectively $5.7 million, the “Second Debt”) to Mr. Jun Lang, Ms. Jing Shi and Asia EVK, respectively.

On April 26, 2019, the Company entered into a cancellation agreement with Mr. Jun Lang, Ms. Jing Shi and Asia EVK (the creditors). Pursuant to the terms of the Cancellation Agreement, the creditors agreed to cancel the Second Debt in exchange for 300,534, 123,208 and 4,782,163 shares of common stock of the Company, respectively, at an exchange price of $1.1 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the Second Debt.

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

Financial Performance Highlights for the Quarter Ended March 31, 2019

The following are some financial highlights for the quarter ended March 31, 2019:

●	Net revenues: Gross loss: Operating loss: Net loss: Fully diluted loss per share:

Financial Statement Presentation

Net revenues. The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months ended March 31,		Change
	2018	2019	$	%
Net revenues	$3,313	$5,172	1,859	56
Cost of revenues	(3,660)	(5,401)	(1,741)	48
Gross loss	(347)	(229)	118	-34
Operating expenses:
Research and development expenses	817	433	(384)	-47
Sales and marketing expenses	205	364	159	78
General and administrative expenses	1,131	1,441	310	27
(Recovery of) Provision for doubtful accounts	(87)	71	158	-182
Total operating expenses	2,066	2,309	243	12
Operating loss	(2,413)	(2,538)	(125)	5
Finance expenses, net	(171)	(287)	(116)	68
Other income, net	16	18	2	13
Loss before income tax	(2,568)	(2,807)	(239)	9
Income tax expenses	-	-	-	-
Net loss	$(2,568)	$(2,807)	(239)	9
Less: Net loss attributable to non- controlling interests	-	20	20	n/a
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	(2,568)	(2,787)	(219)	9

Net revenues. Net revenues were $5.2 million for the three months ended March 31, 2019, as compared to $3.3 million for the same period in 2018, representing an increase of $1.9 million, or 56%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended March 31,		Change
	2018	2019	$	%
High power lithium batteries used in:
Electric vehicles	$65	$1,214	1,149	1,768
Light electric vehicles	2	-	(2)	(100)
Uninterruptable supplies	3,246	3,958	712	22
Total	$3,313	$5,172	1,859	56

Net revenues from sales of batteries for electric vehicles were $1.2 million for the three months ended March 31, as compared to $65,000 in the same period of 2018, representing an increase of $1 million, or 1,768%. Pursuant to the “Notice on further completing the Policy of Financial Subsidy for the Promotion and Application of New Energy Vehicles” (Notice 2019), jointly released by the Ministry of Finance, the Ministry of Industry and Information Technology, the Ministry of Science and Technology and the National Development and Reform Commission of the PRC on March 26, 2019, new subsidy standards have been implemented for new energy vehicles sold in China after June 25, 2019. As a result, new energy vehicles will receive different subsidies based on their driving range and technical performance. New energy vehicles providing long driving range and high technical performance will get higher subsidies. We believe the above policies will in long term encourage the production of new energy vehicles, optimize the structure of the new energy vehicles industry, enhance technical standards of the industry and strengthen its core competitiveness, and ultimately foster strategic development of the new energy vehicles. In the first quarter of 2019, we sourced new customers for our EV products.

Net revenues from sales of batteries for light electric vehicles was nil for the three months ended March 31, 2019, compared to approximately $2,000 in the same period of 2018, representing a decrease of $2,000, or 100%.

Net revenues from sales of batteries for uninterruptable power supplies (“UPS”) was $4.0 million in the three months ended March 31, 2019, as compared with $3.2 million in the same period in 2018, representing an increase of $0.7 million, or 21.9%. In the first quarter of 2019, we secured new customers for our UPS products.

Cost of revenues. Cost of revenues increased to $5.4 million for the three months ended March 31, 2019, as compared to $3.7 million for the same period in 2018, an increase of $1.7 million, or 46%. Included in cost of revenues were write down of obsolete inventories of $62,772 for three months ended March 31, 2019, while it was $1,199 for the same period in 2018. We write down the inventory value whenever there is an indication that it is impaired. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross loss. Gross loss for the three months ended March 31, 2019 was $0.2 million, or 4.4% of net revenues as compared to gross loss of $0.3 million, or 10.5% of net revenues, for the same period in 2018. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. In particular, we need to maintain a high level of skilled production staff, in anticipation of the increased demand for our products following the release of the government subsidy policy of new energy vehicles in 2019. In 2019 Q1, the qualified rate of our product has improved due to cost control and enhancement works on production line. As a result, our gross loss rate improved in the quarter ended March 31, 2019.

Research and development expenses. Research and development expenses decreased to approximately $0.4 million for the three months ended March 31, 2019, as compared to approximately $0.8 million for the same period in 2018, a decrease of $0.4 million, or 48%. The decrease was primarily resulted from the materials and consumable expenses decreased by approximately $0.4 million. We incurred more R&D expenses in 2018 on testing new materials with an aim to diversify our raw material supply sources and reduce our exposure to possible price fluctuations and cut the cost. Meanwhile, we attempted to research and develop higher energy and higher quality lithium batteries to cater the market demand.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $0.4 million for the three months ended March 31, 2019, as compared to approximately $0.2 million for the same period in 2018, an increase of approximately $0.2 million, or 78%. As a percentage of revenues, sales and marketing expenses were 7.0% and 6.2% for the three months ended March 31, 2019 and 2018, respectively. For the period ended March 31, 2019, in order to secure orders from new customers, we paid more on product quality certification and we have engaged an agency company for sourcing new customers, commission was calculated based on the quantity sold to the customers referred by the agent.

General and administrative expenses. General and administrative expenses increased to $1.4 million, or 27.9% of revenues, for the three months ended March 31, 2019, as compared to $1.1 million, or 34.1% of revenues, for the same period in 2018, representing an increase of $0.3 million, or 27%. The increase was mainly due to $0.3 million loss from disposal of machines in the quarter ended March 31, 2019.

Operating loss. As a result of the above, our operating loss totaled $2.5 million for the three months ended March 31, 2019, as compared to $2.4 million for the same period in 2018, representing an increase of $0.1 million, or 5%.

Finance costs, net. Finance costs consist primarily of interest income and interest on bank loans, net of capitalized interest.

Income tax. Income tax was nil for the three months ended March 31, 2019 and 2018.

Net loss. As a result of the foregoing, we had a net loss of $2.8 million for the three months ended March 31, 2019, compared to net loss of $2.6 million for the same period in 2018.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term bank loans, other short-term loans and bills payable under bank credit agreements, advances from our related and unrelated parties, investors and issuance of capital stock.

We incurred a net loss of $2.8 million for the three months ended March 31, 2019. As of March 31, 2019, we had cash and cash equivalents of $0.2 million. Our total current assets were $51.1 million and our total current liabilities were $85.9 million, resulting in a net working capital deficiency of $34.8 million. These factors raise substantial doubts about our ability to continue as a going concern.

As disclosed under Item 2 of PART I, “BUSINESS—Overview”, we have obtained banking facilities from various local banks in China. As of March 31, 2019, we had unutilized committed banking facilities of $19.8 million.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2018	2019
Net cash provided by (used in) operating activities	$2,402	$(4,024)
Net cash used in investing activities	(4,464)	(1,222)
Net cash provided by financing activities	2,642	5,010
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	402	439
Net increase in cash and cash equivalents, and restricted cash	982	203
Cash and cash equivalents, and restricted cash at the beginning of period	10,749	17,689
Cash and cash equivalents, and restricted cash at the end of period	$11,731	$17,892

Operating Activities

Net cash used in operating activities was $4.0 million in the three months ended March 31, 2019, as compared with net cash provided by operating activities of $2.4 million in the same period in 2018. The net cash used in operating activities was mainly attributable to settlement of trade accounts and bills payable of $8.3 million, our net loss (before loss on disposal of property, plant and equipment, and excluding non-cash depreciation and amortization) of $1.9 million and $1.1 million on settlement of trade payables to former subsidiaries, partially offset by a decrease of $1.3 million for prepayments and other receivables and a decrease of $5.4 million for trade accounts and other receivables.

Investing Activities

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2019, as compared to $4.5 million in the same period of 2018. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $5.0 million in the three months ended March 31, 2019, compared to $2.6 million during the same period in 2018. The net cash provided by financing activities in the three months ended March 31, 2019 mainly comprised borrowing of $5.9 million from an unrelated party, $0.3 million from related parties, partially offset by repayment of borrowing of $0.4 million from related parties and repaid $0.8 million of earnest money to our shareholders.

As of March 31, 2019, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Bank of Dandong	$29,675	$24,877

Other lines of credit:
Industrial Bank Co., Ltd	229	229
China Everbright Bank	38,232	23,332
	38,461	23,561

Other short term loan:
Jilin Province Trust Co. Ltd	5,960	5,900

Total	$74,096	$54,338

Capital Expenditures

We incurred capital expenditures of $1.2 million and $4.5 million in the three months ended March 31, 2019 and 2018, respectively. Our capital expenditures were used primarily to construct our manufacturing facilities in Dalian.

We estimate that our total capital expenditures for the year ending December 31, 2019 will reach approximately $6.0 million. Such funds will be used to construct new plants and expand new automatic manufacturing lines to fulfill our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2019:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Short-term bank loans	$3,750	$3,750	$-	$-	$-
Long-term bank loans	21,127	-	21,127	-	-
Bills payables	23,564	23,564	-	-	-
Payable to former subsidiaries	3,259	3,259	-	-	-
Other short-term loans	14,170	14,170	-	-	-
Capital injection to CBAK Trading	400	400	-	-	-
Capital injection to CBAK Power	20,000	20,000	-	-	-
Capital commitments for construction of buildings	3,525	3,525	-	-	-
Capital commitments for purchase of equipment	1,249	1,249	-	-	-
Future interest payment on bank loans	2,851	1,950	901	-	-
Total	$93,895	$71,867	$22,028	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2019.

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

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Critical Accounting Policies” and Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. For Revenue Recognition refer to Note 1 to the unaudited consolidated financial statements contained herein.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2019.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on April 16, 2019, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified the following material weakness in our internal control over financial reporting:

●	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

●	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

●	Mr. Wenwu Wang was appointed by the Board of Directors of the Company as the Chief Financial Officer on August 21, 2017.

●	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceedings set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results:

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian (the “Court of Zhuanghe”) for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,256,1905 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million, which the Company already accrued for at June 30, 2016), interest of $29,800 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,256,198 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. On August 27, 2018, the Court of Zhuanghe again froze the bank deposits for another one year until August 27, 2019. On June 30, 2017, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million, the Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (the “Court of Dalian)” to defend the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,360,361 (RMB9,129,868). As of December 31, 2018, the Company has already paid RMB 10,962,140 (approximately $1,633,372) and accrued $0.9 million (RMB 6.1 million) for the construction cost incurred and completed by Shenzhen Huijie.

In late February 2018, CBAK Power received a notice from the Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for the breach of contract pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($36,497), including construction costs of RMB238,735 ($35,572) and interest of RMB6,207 ($925), the Company has accrued for these amounts as of December 31, 2017. The Court of Zhuanghe requested an appraisal to be performed by a third-party appraisal institution on the uncompleted construction cost on the subject project, which should be deducted from the total construction cost of the contract. Based on the appraisal report from the appraisal institution, the uncompleted cost was RMB 170,032 ($25,335). On October 16, 2018, the Court of Zhuanghe determined that CBAK Power should pay RMB 77,042 ($11,479) to Shenzhen Huijie after deducting the uncompleted cost, as well as other expenses incurred including deferred interest and litigation fee. On January 29, 2019, the Court of Dalian dismissed the appeal by Shenzhen Huijie and affirmed the original judgement.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,723,720), including goods amount of RMB17,428,000 ($2,596,792) and interest of RMB851,858 ($126,928). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,596,792) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($19,591). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, we filed application petition with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’ shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the our petition that all the Anyuan Bus’ shareholders should be liable to pay us the debt as confirmed under the trial. On November 9, 2018, all the shareholders appealed against the judgment after receiving the notice from the Court of Zhuanghe. On March 29, 2019, we received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, we have filed an appellate petition to the Court of Dalian challenging the judgment from the Court of Zhuanghe.

As of March 31, 2019, the Company had made a full provision against the receivable from Anyuan Bus of RMB 17,428,000 ($2,596,792).

ITEM 1A.	RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Date: May 20, 2019

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

By:	/s/ Wenwu Wang
Wenwu Wang
Chief Financial Officer