Form 10-Q
period 2019-06-30
CBAK Energy Technology, Inc.
filed 2019-08-19
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

(86)(411)-3918-5985
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CBAT	Nasdaq Capital Market

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 16, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,951,423

CBAK ENERGY TECHNOLOGY, INC.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2019

Contents	Page(s)
Condensed Consolidated Balance Sheets as of December 31, 2018 and June 30, 2019 (unaudited)	2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2018 and 2019 (unaudited)	3
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2018 and 2019 (unaudited)	4 - 5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2019 (unaudited)	6
Notes to the Condensed Consolidated Financial Statements (unaudited)	7 - 31

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated balance sheets
As of December 31,2018 and June 30, 2019
(Unaudited)
(In US$ except for number of shares)

		December 31,	June 30,
	Note	2018	2019
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$449,670	$273,540
Pledged deposits	2	17,239,823	17,249,722
Trade accounts and bills receivable, net	3	21,751,032	15,120,696
Inventories	4	9,622,361	8,710,308
Prepayments and other receivables	5	7,143,454	5,257,837
Prepaid land use rights, current portion	9	163,352	163,653

Total current assets		56,369,692	46,775,756

Property, plant and equipment, net	7	38,908,503	42,806,024
Construction in progress	8	25,001,813	21,527,038
Prepaid land use rights, non-current	9	7,282,765	7,214,361
Intangible assets, net	10	20,869	18,037

Total assets		$127,583,642	$118,341,216

Liabilities
Current liabilities
Current maturities of long-term bank loans	12	$3,659,324	$10,998,206
Other short-term loans	12	14,147,801	12,850,656
Trade accounts and bills payable	11	52,495,063	42,054,907
Accrued expenses and other payables	13	18,201,351	19,814,543
Payables to former subsidiaries, net	6	4,301,646	2,850,674
Deferred government grants, current	14	143,775	144,040

Total current liabilities		92,948,960	88,713,026

Long-term bank loans, net of current maturities	12	20,614,194	9,776,183
Deferred government grants, non-current	14	4,313,289	4,249,219
Product warranty provision	15	2,250,615	2,286,382
Long term tax payable	16	7,129,285	7,142,426

Total liabilities		$127,256,343	$112,167,236

Commitments and contingencies	20

Shareholders’ equity (deficit)
Common stock $0.001 par value; 500,000,000 authorized ; 26,791,684 issued and 26,647,478 outstanding as of December 31, 2018, 37,095,629 issued and 36,951,423 outstanding as of June 30, 2019		26,792	37,096
Donated shares		14,101,689	14,101,689
Additional paid-in capital		155,931,770	166,884,602
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(165,409,890)	(170,514,666)
Accumulated other comprehensive loss		(1,498,940)	(1,560,074)
		4,381,932	10,179,158
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equity		315,322	6,112,548
Non-controlling interests		11,977	61,432
Total equity		327,299	6,173,980

Total liabilities and shareholder’s equity		$127,583,642	$118,341,216

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of operations and comprehensive income (loss)
For the three and six months ended June 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

		Three months ended June 30,		Six months ended June 30,
	Note	2018	2019	2018	2019
Net revenues	22	$6,050,302	$4,270,936	$9,363,099	$9,442,611
Cost of revenues		(7,099,375)	(4,490,512)	(10,759,318)	(9,891,195)
Gross profit (loss)		(1,049,073)	(219,576)	(1,396,219)	(448,584)
Operating expenses:
Research and development expenses		(547,443)	(513,417)	(1,364,533)	(946,933)
Sales and marketing expenses		(408,942)	(262,407)	(613,528)	(626,421)
General and administrative expenses		(1,284,319)	(1,070,585)	(2,328,960)	(2,582,442)
Total operating expenses		(2,240,704)	(1,846,409)	(4,307,021)	(4,155,796)
Operating loss		(3,289,777)	(2,065,985)	(5,703,240)	(4,604,380)
Finance expenses, net		(136,076)	(361,982)	(306,165)	(648,982)
Other income (expenses), net		(19,835)	93,793	(4,116)	111,855
Loss before income tax		(3,445,688)	(2,334,174)	(6,013,521)	(5,141,507)
Income tax expense	16	-	-	-	-
Net loss		(3,445,688)	(2,334,174)	(6,013,521)	$(5,141,507)
Less: Net loss attributable to non-controlling interest		3,493	16,790	3,493	36,731
Net loss attributable to CBAK Energy Technology, Inc.		$(3,442,195)	$(2,317,384)	$(6,010,028)	$(5,104,776)

Net loss		(3,445,688)	(2,334,174)	(6,013,521)	(5,141,507)
Other comprehensive income
– Foreign currency translation adjustment		4,069	(224,864)	139,777	(63,539)
Comprehensive loss		(3,441,619)	(2,559,038)	(5,873,744)	(5,205,046)
Less: Comprehensive loss attributable to non-controlling interest		3,626	16,834	3,626	39,136
Comprehensive loss attributable to CBAK Energy Technology, Inc.		$(3,437,993)	$(2,542,204)	$(5,870,118)	$(5,165,910)

Loss per share	18
– Basic and diluted		$(0.13)	$(0.07)	$(0.23)	$(0.16)

Weighted average number of shares of common stock:	18
– Basic and diluted		26,557,617	35,379,994	26,530,419	32,095,479

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the three months ended June 30, 2018 and 2019

(Unaudited)

(In US$ except for number of shares)

							Accumulated				Total
	Common stock issued			Additional			other	Non-	Treasury shares		shareholders’
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number		equity
	of shares	Amount	shares	capital	reserves	deficit	loss	interest	of shares	Amount	(deficit)
Balance as of April 1, 2018	26,376,023	$26,377	$14,101,689	$155,794,578	$1,230,511	$(166,034,546)	$(1,204,825)	$-	(144,206)	$(4,066,610)	$(152,826)

Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	6,045	-	-	6,045
Net loss	-	-	-	-	-	(3,442,195)	-	(3,493)	-	-	(3,445,688)
Share-based compensation for employee and director stock awards	-	-	-	71,282	-	-	-	-	-	-	71,282
Common stock issued to employees and directors for stock awards	24,999	25	-	(25)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	4,202	(133)	-	-	4,069

Balance as of June 30, 2018	26,401,022	$26,402	$14,101,689	$155,865,835	$1,230,511	$(169,476,741)	$(1,200,623)	$2,419	(144,206)	$(4,066,610)	$(3,517,118)
Balance as of April 1, 2019	31,889,724	$31,890	$14,101,689	$161,144,891	$1,230,511	$(168,197,282)	$(1,335,253)	$46,378	(144,206)	$(4,066,610)	$2,956,214

Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	31,887	-	-	31,887
Net loss	-	-	-	-	-	(2,317,384)	-	(16,790)	-	-	(2,334,174)
Share-based compensation for employee and director stock awards	-	-	-	18,422	-	-	-	-	-	-	18,422
Common stock issued to investors	5,205,905	5,206	-	5,721,289	-	-	-	-	-	-	5,726,495
Foreign currency translation adjustment	-	-	-	-	-	-	(224,821)	(43)	-	-	(224,864)

Balance as of June 30, 2019	37,095,629	$37,096	$14,101,689	$166,884,602	$1,230,511	$(170,514,666)	$(1,560,074)	$61,432	(144,206)	$(4,066,610)	$6,173,980

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity (deficit)
For the six months ended June 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

							Accumulated				Total
	Common stock issued			Additional			other	Non-	Treasury shares		shareholders’
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number		equity
	of shares	Amount	shares	capital	reserves	deficit	loss	interest	of shares	Amount	(deficit)
Balance as of January 1, 2018	26,367,523	$26,368	$14,101,689	$155,711,014	$1,230,511	$(163,466,713)	$(1,340,533)	$-	(144,206)	$(4,066,610)	$2,195,726

Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	6,045	-	-	6,045
Net loss	-	-	-	-	-	(6,010,028)	-	(3,493)	-	-	(6,013,521)
Share-based compensation for employee and director stock awards	-	-	-	154,855	-	-	-	-	-	-	154,855
Common stock issued to employees and directors for stock awards	33,499	34	-	(34)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	139,910	(133)	-	-	139,777

Balance as of June 30, 2018	26,401,022	$26,402	$14,101,689	$155,865,835	$1,230,511	$(169,476,741)	$(1,200,623)	$2,419	(144,206)	$(4,066,610)	$(3,517,118)
Balance as of January 1, 2019	26,791,684	$26,792	$14,101,689	$155,931,770	$1,230,511	$(165,409,890)	$(1,498,940)	$11,977	(144,206)	$(4,066,610)	$327,299

Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	88,591	-	-	88,591
Net loss	-	-	-	-	-	(5,104,776)	-	(36,731)	-	-	(5,141,507)
Share-based compensation for employee and director stock awards	-	-	-	36,641	-	-	-	-	-	-	36,641
Common stock issued to investors	10,303,945	10,304	-	10,916,191	-	-	-	-	-	-	10,926,495
Foreign currency translation adjustment	-	-	-	-	-	-	(61,134)	(2,405)	-	-	(63,539)

Balance as of June 30, 2019	37,095,629	$37,096	$14,101,689	$166,884,602	$1,230,511	$(170,514,666)	$(1,560,074)	$61,432	(144,206)	$(4,066,610)	$6,173,980

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Condensed Consolidated statements of cash flows
For the six months ended June 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

	Six months ended June 30,
	2018	2019
Cash flows from operating activities
Net loss	$(6,013,521)	$(5,141,507)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,122,341	1,396,313
(Recovery of) Provision for doubtful debts	(14,690)	323,938
Write-down of inventories	1,199	557,668
Share-based compensation	154,855	36,641
Loss on disposal of property, plant and equipment	-	271,700
Changes in operating assets and liabilities:
Trade accounts and bills receivable	25,756,828	6,425,690
Inventories	(1,067,131)	378,742
Prepayments and other receivables	(364,489)	2,140,805
Trade accounts and bills payable	(8,118,997)	(10,467,403)
Accrued expenses and other payables	(191,226)	660,102
Trade receivable from and payables to former subsidiaries	(6,460,523)	(1,474,867)
Net cash provided by (used in) operating activities	4,804,646	(4,892,178)

Cash flows from investing activities
Purchases of property, plant and equipment and construction in progress	(7,492,193)	(1,406,484)
Net cash used in investing activities	(7,492,193)	(1,406,484)

Cash flows from financing activities
Capital injection from non-controlling interests	6,045	88,591
Proceeds from bank borrowings	23,450,876	-
Repayment of bank borrowings	(19,916,752)	(3,585,946)
Borrowings from unrelated parties	-	6,380,157
Borrowings from shareholders (note 12)	-	4,126,689
Borrowings from related parties	10,613,605	436,496
Repayment of borrowings from related parties	(8,419,793)	(586,294)
Repayment of earnest money to shareholders (note 1)	-	(769,298)
Net cash provided by financing activities	5,733,981	6,090,395

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(296,673)	42,036
Net increase (decrease) in cash and cash equivalents, and restricted cash	2,749,761	(166,231)
Cash and cash equivalents, and restricted cash at the beginning of period	10,748,713	17,689,493
Cash and cash equivalents, and restricted cash at the end of period	$13,498,474	$17,523,262

Non-cash transactions:
Transfer of construction in progress to property, plant and equipment	$4,412,939	$5,263,777
Issuance of common stock to investors - offset short-term borrowings from unrelated parties	$-	$10,926,495
Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$354,603	$756,469

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2018 and 2019
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
For the three and six months ended June 30, 2018 and 2019
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
For the three and six months ended June 30, 2018 and 2019
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

On August 14, 2013, Dalian BAK Trading Co., Ltd was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $500,000 (Note 19(i)). Pursuant to CBAK Trading’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Trading on or before August 14, 2015. On March 7, 2017, the name of Dalian BAK Trading Co., Ltd was changed to Dalian CBAK Trading Co., Ltd (“CBAK Trading”). On August 5, 2019, CBAK Trading’s registered capital was increased to $5,000,000. Up to the date of this report, the Company has contributed $1,100,000 to CBAK Trading in cash.

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

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB784,000 ($115,414) to CBAK Suzhou through injection of a series of cash. CBAK Suzhou is intended to be engaged in development and manufacture of new energy high power battery packs.

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
For the three and six months ended June 30, 2018 and 2019
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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Battery”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014,“Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of December 31, 2018 and June 30, 2019, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; and iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC.

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

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of June 30, 2019, Mr. Yunfei Li held 5,535,185 shares or 14.98% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of December 31, 2018 and June 30, 2019. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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
For the three and six months ended June 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

In June 2016, the Company received further advances in the aggregate of $2.9 million from Mr. Jiping Zhou and Mr. Dawei Li. These advances were unsecured, non-interest bearing and repayable on demand. On July 8, 2018, the Company received further advances of $2.6 million from Mr. Jiping Zhou. On July 28, 2016, the Company entered into securities purchase agreements with Mr. Jiping Zhou and Mr. Dawei Li to issue and sell an aggregate of 2,206,640 shares of common stock of the Company, at $2.5 per share, for an aggregate consideration of approximately $5.52 million. On August 17, 2016, the Company issued these shares to these two investors.

On February 17, 2017, the Company signed investment agreements with eight investors (including Mr. Yunfei Li, the Company’s CEO, and seven of the Company’s existing shareholders) whereby the investors agreed to subscribe new shares of the Company totaling $10 million. Pursuant to the investment agreements, in January 2017, eight investors paid the Company a total of $2.06 million as earnest money which need to be returned to the investors after the investment amount was delivered. Mr. Yunfei Li agrees to subscribe new shares of the Company totaled $1,120,000 and paid the earnest money of $225,784 in January 2017. On April 1, April 21, April 26 and May 10, 2017, the Company received $1,999,910, $3,499,888, $1,119,982 and $2,985,497 from these investors, respectively. On May 31, 2017, the Company entered into a securities purchase agreement with these investors, pursuant to which the Company agreed to issue an aggregate of 6,403,518 shares of common stock to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, among which 746,018 shares issued to Mr. Yunfei Li. On June 22, 2017, the Company issued the shares to the investors.

From January to March 2019, according to the investment agreements and agreed by the investors, the Company returned partial earnest money of $769,298 (approximately RMB5.2 million) to these investors.

As of June 30, 2019, the Company had aggregate interest-bearing bank loans of approximately $20.8 million, due in 2019 to 2021, in addition to approximately $77.7 million of other current liabilities.

As of June 30, 2019, the Company had unutilized committed banking facilities of $19.3 million.

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
For the three and six months ended June 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On June 28, 2019, each of Mr. Dawei Li and Mr.Yunfei Li entered into an agreement with CBAK Power to loans approximately $1.5 million (RMB10,000,000) and $2.6 million (RMB18,000,000) respectively to CBAK Power for a terms of six months (collectively $4.1 million, the “Third Debt”). The loan was unsecured, non-interest bearing and repayable on demand.

On July 16, 2019, each of Asia EVK and Mr. Yunfei Li entered into an agreement with CBAK Power and Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. (the Company’s construction contractor) whereby Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. assigned its rights to the unpaid construction fees owed by CBAK Power of approximately $2.9 million (RMB20,000,000) and $0.4 million (RMB2,813,810) (collectively $3.3 million, the “Fourth Debt”) to Asia EVK and Mr. Yunfei Li, respectively.

On July 26, 2019, the Company entered into a cancellation agreement with Mr. Dawei Li, Mr. Yunfei Li and Asia EVK (the creditors). Pursuant to the terms of the cancellation agreement, Mr. Dawei Li, Mr. Yunfei Li and Asia EVK agreed to cancel the Third Debt and Fourth Debt in exchange for 1,384,717, 2,938,067 and 2,769,435 shares of common stock of the Company, respectively, at an exchange price of $1.05 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the Third Debt and Fourth Debt. The cancellation agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the shares.

On July 24, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which we issued a promissory note (the “Note”) to the Lender. The Note has an original principal amount of $1,395,000, bears interest at a rate of 10% per annum and will mature 12 months after the issuance, unless earlier paid or redeemed in accordance with its terms. The Company received proceeds of $1,250,000 after an original issue discount of $125,000 and payment of Lender’s expenses of $20,000.

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
For the three and six months ended June 30, 2018 and 2019
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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

2.	Pledged deposits

Pledged deposits as of December 31, 2018 and June 30, 2019 consisted of the following:

	December 31,	June 30,
	2018	2019
Pledged deposits with bank for:
Bills payable	$16,014,118	$16,021,758
Others*	1,225,705	1,227,964
	$17,239,823	$17,249,722

*	On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,227,964 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million), interest of $30,934 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which we already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze CBAK Power’s bank deposits totaling $1,227,964 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another one year until August 31, 2018. The Court froze the bank deposits for another one year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018.

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2018 and June 30, 2019 consisted of the following:

	December 31,	June 30,
	2018	2019
Trade accounts receivable	$19,054,863	$19,102,558
Less: Allowance for doubtful accounts	(3,657,173)	(3,984,050)
	15,397,690	15,118,508
Bills receivable	6,353,342	2,188
	$21,751,032	$15,120,696

Included in trade accounts and bills receivables are retention receivables of $1,119,490 and $1,706,061 as of December 31, 2018 and June 30, 2019. Retention receivables are interest-free and recoverable at the end of the retention period of three to five years.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

3.	Trade Accounts and Bills Receivable, net (continued)

An analysis of the allowance for doubtful accounts is as follows:

	December 31,	June 30,
	2018	2019
Balance at beginning of period	$3,700,922	$3,657,173
Provision for the period	474,950	605,098
Reversal - recoveries by cash	(312,462)	(281,160)
Charged to consolidated statements of operations and comprehensive (loss) income	162,488	323,938
Foreign exchange adjustment	(206,237)	2,939
Balance at end of period	$3,657,173	$3,984,050

4.	Inventories

Inventories as of December 31, 2018 and June 30, 2019 consisted of the following:

	December 31,	June 30,
	2018	2019
Raw materials	$1,675,383	$973,706
Work in progress	2,737,415	1,931,391
Finished goods	5,209,563	5,805,211
	$9,622,361	$8,710,308

During the three months ended June 30, 2018 and 2019, write-downs of obsolete inventories to lower of cost or market of $nil and $494,896, respectively, were charged to cost of revenues.

During the six months ended June 30, 2018 and 2019, write-downs of obsolete inventories to lower of cost or market of $1,199 and $557,668, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2018 and June 30, 2019 consisted of the following:

	December 31,	June 30,
	2018	2019
Value added tax recoverable	$5,359,275	$3,698,596
Prepayments to suppliers	1,157,966	785,669
Deposits	56,974	94,927
Staff advances	54,207	41,789
Prepaid operating expenses	309,415	497,004
Others	212,617	146,852
	7,150,454	5,264,837
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$7,143,454	$5,257,837

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

6.	Payables to Former Subsidiaries

Payable to former subsidiaries as of December 31, 2018 and June 30, 2019 consisted of the following:

	December 31,	June 30,
	2018	2019
BAK Tianjin	$972,913	$-
BAK Shenzhen	3,328,733	2,850,674
	$4,301,646	$2,850,674

Balance as of December 31, 2018 and June 30, 2019 consisted of payables for purchase of inventories from BAK Tianjin and Shenzhen BAK. From time to time, the Company purchased products from these former subsidiaries that they did not produce to meet the needs of its customers.

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2018 and June 30, 2019 consisted of the following:

	December 31,	June 30,
	2018	2019
Buildings	$23,626,924	$28,627,067
Machinery and equipment	22,159,752	22,450,179
Office equipment	218,581	219,741
Motor vehicles	204,368	190,176
	46,209,625	51,487,163
Impairment	(1,840,596)	(1,843,989)
Accumulated depreciation	(5,460,526)	(6,837,150)
Carrying amount	$38,908,503	$42,806,024

During the three months ended June 30, 2018 and 2019, the Company incurred depreciation expense of $578,156 and $708,639, respectively.

During the six months ended June 30, 2018 and 2019, the Company incurred depreciation expense of $1,110,369 and $1,383,486, respectively

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $21,749,144 and $26,380,086 as of December 31, 2018 and June 30, 2019, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. The Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three and six months ended June 30, 2018 and 2019.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

8.	Construction in Progress

Construction in progress as of December 31, 2018 and June 30, 2019 consisted of the following:

	December 31,	June 30,
	2018	2019
Construction in progress	$23,562,557	$21,368,952
Prepayment for acquisition of property, plant and equipment	1,439,256	158,086
Carrying amount	$25,001,813	$21,527,038

Construction in progress as of December 31, 2018 and June 30, 2019 was mainly comprised of capital expenditures for the construction of the facilities and production lines of CBAK Power.

For the three months ended June 30, 2018 and 2019, the Company capitalized interest of $357,779 and $363,165, respectively, to the cost of construction in progress.

For the six months ended June 30, 2018 and 2019, the Company capitalized interest of $716,708 and $713,837, respectively, to the cost of construction in progress.

9.	Prepaid Land Use Rights, net

Prepaid land use rights as of December 31, 2018 and June 30, 2019 consisted of the followings:

	December 31,	June 30,
	2018	2019
Prepaid land use rights	$8,167,587	$8,182,640
Accumulated amortization	(721,470)	(804,626)
	$7,446,117	$7,378,014
Less: Classified as current assets	(163,352)	(163,653)
	$7,282,765	$7,214,361

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $8,018,312 (RMB53.1 million). Other incidental costs incurred totaled $469,777 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $44,068 and $41,183 for the three months ended June 30, 2018 and 2019 and $88,242 and $82,798 for the six months ended June 30, 2018 and 2019, respectively.

10.	Intangible Assets, net

Intangible assets as of December 31, 2018 and June 30, 2019 consisted of the followings:

	December 31,	June 30,
	2018	2019
Computer software at cost	$31,025	$31,083
Accumulated amortization	(10,156)	(13,046)
	$20,869	$18,037

Amortization expenses were $698 and $1,330 for the three months ended June 30, 2018 and 2019 and $1,397 and $2,904 for the six months ended June 30, 2018 and 2019, respectively.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

11.	Trade Accounts and Bills Payable

Trade accounts and bills payable as of December 31, 2018 and June 30, 2019 consisted of the followings:

	December 31,	June 30,
	2018	2019
Trade accounts payable	$23,134,269	$19,230,832
Bills payable
- Bank acceptance bills (Note 12)	28,911,556	22,824,075
- Commercial acceptance bills	449,238	-
	$52,495,063	$42,054,907

All the bills payable are of trading nature and will mature within six months to one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 2); and

(ii)	$6,353,342 and nil of the Company’s bills receivable as of December 31, 2018 and June 30, 2019, respectively (Note 3).

12.	Loans

Bank loans:

Bank borrowings as of December 31, 2018 and June 30, 2019 consisted of the followings

	December 31,	June 30,
	2018	2019
Current maturities of long-term bank loans	$3,659,324	$10,998,206
Long-term bank borrowings	20,614,194	9,776,183
	$24,273,518	$20,774,389

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

For the three and six months ended June 30, 2018 and 2019

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

On June 4, 2018, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $29.1 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, at current rate 6.175% per annum. The loans are repayable in six installments of RMB0.8 million ($0.12 million) on December 10, 2018, RMB24.3 million ($3.54 million) on June 10, 2019, RMB0.8 million ($0.12 million) on December 10, 2019, RMB74.7 million ($10.88 million) on June 10, 2020, RMB0.8 million ($0.12 million) on December 10, 2020 and RMB66.3 million ($9.66 million) on June 10, 2021. The Company repaid the bank loan of RMB0.8 million ($0.12 million) in December 2018 and RMB24.3 million ($3.5 million) in June 2019. Under the facilities, the Company borrowed RMB142.6 million (approximately $20.8 million) as of June 30, 2019. The facilities were secured by the Company’s land use rights, buildings, machinery and equipment.

Further, in August 2018, the Company borrowed a total of RMB60 million (approximately $8.7 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until August 14, 2019, which was secured by the Company’s cash totaled $8.7 million. The Company discounted these two bills payable of even date to China Everbright Bank at a rate of 4.0%. The Company repaid these bills payable in August 2019.

On August 22, 2018, the Company obtained one-year term facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.6 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivables of at least the same amount. The Company borrowed a series of bank acceptance bills totaled RMB28.8 million (approximately $4.2 million) for a term until March 7, 2019. The Company repaid the bank acceptance bills on March 7, 2019.

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

The Company also borrowed a series of acceptance bills from Industrial Bank Co., Ltd. Dalian Branch totaled RMB1.5 million (approximately $0.2 million) for various terms through May 21, 2019, which was secured by bills receivable of RMB1.5 million (approximately $0.2 million). The Company repaid the bank acceptance bills on May 21, 2019.

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	June 30,
	2018	2019
Pledged deposits (note 2)	$16,014,118	$16,021,758
Prepaid land use rights (note 9)	7,446,117	7,378,014
Buildings	17,501,902	17,254,252
Machinery and equipment	10,206,100	8,920,703
Bills receivable (note 3)	6,353,342	-
	$57,521,579	$49,574,727

As of June 30, 2019, the Company had unutilized committed banking facilities of $19.3 million.

During the three months ended June 30, 2018 and 2019, interest of $566,242 and $369,250, respectively, was incurred on the Company’s bank borrowings.

During the six months ended June 30, 2018 and 2019, interest of $1,096,698 and $750,525, respectively, was incurred on the Company’s bank borrowings.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2018 and 2019

(Unaudited)

(In US$ except for number of shares)

12.	Loans (continued)

Other Short-term Loans

Other short-term loans as of December 31, 2018 and June 30, 2019 consisted of the following:

		December 31,	June 30,
	Note	2018	2019
Advance from related parties
– Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$11,095,070	$-
– Mr. Xiangqian Li, the Company’s Former CEO	(b)	100,000	100,000
– Mr. Yunfei Li	(c)	116,307	285,721
– Mr. Yunfei Li – related to “Third Debt” (see below)	(d)	-	2,621,742
– Mr. Dawei Li – related to “Third Debt” (see below)	(d)	-	1,456,523
– Shareholders	(e)	2,035,381	1,278,862
		13,346,758	5,742,848
Advances from unrelated third party
– Mr. Wenwu Yu	(f)	146,813	147,084
– Ms. Longqian Peng	(f)	654,230	655,435
– Mr. Shulin Yu	(g)	-	435,500
– Jilin Province Trust Co. Ltd	(h)	-	5,767,832
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(f)	-	101,957
		801,043	7,107,808
		$14,147,801	$12,850,656

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

Other Short-term Loans (continued)

On April 26, 2019, each of Mr. Jun Lang, Ms. Jing Shi and Asia EVK Energy Auto Limited (“Asia EVK”) entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $0.3 million (RMB2,225,082), $0.1 million (RMB 912,204) and $5.2 million (RMB35,406,036) (collectively $5.7 million, the “Second Debt”) to Mr. Jun Lang, Ms. Jing Shi and Asia EVK, respectively.

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

(d)

On June 28, 2019, each of Mr. Dawei Li and Mr. Yunfei Li (the Company’s CEO) entered into an agreement with CBAK Power to loans approximately $1.5 million (RMB10,000,000) and $2.6 million (RMB18,000,000) respectively to CBAK Power for a terms of six months (collectively $4.1 million, the “Third Debt”). The loan was unsecured, non-interest bearing and repayable on demand.

On July 16, 2019, each of Asia EVK and Mr. Yunfei Li (the Company’s CEO) entered into an agreement with CBAK Power and Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. (the Company’s construction contractor) whereby Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. assigned its rights to construction cost to CBAK Power of approximately $2.9 million (RMB20,000,000) and $0.4 million (RMB2,813,810) (collectively $3.3 million, the “Fourth Debt”) to Asia EVK and Mr. Yunfei Li, respectively.

On July 26, 2019, the Company entered into a cancellation agreement (note 1) with Mr. Dawei Li, Mr. Yunfei Li and Asia EVK (the creditors). Pursuant to the terms of the cancellation agreement, Mr. Dawei Li, Mr. Yunfei Li and Asia EVK agreed to cancel the Third Debt and Fourth Debt in exchange for 1,384,717, 2,938,067 and 2,769,435 shares of common stock of the Company, respectively, at an exchange price of $1.05 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the Third Debt and Forth Debt. The cancellation agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the shares.

(e)	The earnest money paid by certain shareholders in relation to share purchase (note 1) were unsecured, non-interest bearing and repayable on demand.

(f)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(g)	On June 25, 2019, the Company entered into a loan agreement with Mr. Shulin Yu, an unrelated party, to loan RMB3.million (approximately$0.4 million) for a term of one year, bearing annual interest of 10% which was guaranteed by Mr. Yunfei Li (the Company’s CEO) and Mr. Wenwu Wang (the Company’s CFO). As of June 30, 2019, the Company borrowed RMB3.0 million (approximately $0.4 million).

(h)	In January 2019, the Company obtained one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $5.8 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, the Company borrowed RMB16.4 million ($2.4 million), RMB15.4 million ($2.2 million), RMB6.6 million ($1.0 million) and RMB1.2 million ($0.2 million) on February 1, 2019, February 22, 2019, March 8, 2019 and March 21, 2019 respectively, bearing annual interest from 11.3% to 11.6%.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2018 and 2019

(Unaudited)

(In US$ except for number of shares)

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2018 and June 30, 2019 consisted of the following:

	December 31,	June 30,
	2018	2019
Construction costs payable (note 1)	$5,950,746	$5,587,652
Equipment purchase payable	6,510,571	7,885,840
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	2,362,466	2,484,870
Compensation costs (note 20(ii))	110,657	110,861
Customer deposits	192,113	389,564
Other payables and accruals	1,864,679	2,145,637
	$18,201,351	$19,814,543

(a)	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2017 and June 30, 2018, no liquidated damages relating to both events have been paid.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2018 and 2019

(Unaudited)

(In US$ except for number of shares)

14.	Deferred Government Grants

Deferred government grants as of December 31, 2018 and June 30, 2019 consist of the following:

	December 31,	June 30,
	2018	2019
Total government grants	$4,457,064	$4,393,259
Less: Current portion	(143,775)	(144,040)
Non-current portion	$4,313,289	$4,249,219

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving our facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized $23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized in the three and six months ended June 30, 2018 and 2019.

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

The Company offset government grants of $38,787 and $36,247 for the three months ended June 30, 2018 and 2019 and $77,667 and $72,875 for the six months ended June 30, 2018 and 2019, respectively, against depreciation expenses of the Dalian facilities.

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

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes expenses consisted of:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
PRC income tax:
Current	$-	$-	$-	$-
Deferred	-	-	-	-
	$-	$-	$-	$-

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

For the three and six months ended June 30, 2018 and 2019

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

No provision for income taxes in the United States or elsewhere has been made as CBAK had no taxable income for the three and six months ended June 30, 2018 and 2019.

Hong Kong Tax

BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three and six months ended June 30, 2018 and 2019 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax

The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the three and six months ended June 30, 2018 and 2019.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Loss before income taxes	$(3,445,688)	$(2,334,174)	$(6,013,521)	$(5,141,507)
United States federal corporate income tax rate	21%	21%	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	(723,594)	(490,176)	(1,262,839)	(1,079,716)
Reconciling items:
Rate differential for PRC earnings	(129,077)	(87,474)	(215,856)	(186,505)
Non-deductible expenses	30,964	27,068	97,050	92,870
Share based payments	14,969	3,869	32,519	7,695
Valuation allowance on deferred tax assets	806,738	546,713	1,349,126	1,165,656
Income tax expenses	$-	$-	$-	$-

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2018 and 2019

(Unaudited)

(In US$ except for number of shares)

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(a)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities As of December 31, 2018 and June 30, 2019 are presented below:

	December 31,	June 30,
	2018	2019
Deferred tax assets
Trade accounts receivable	$1,031,389	$1,029,625
Inventories	1,715,161	1,856,103
Property, plant and equipment	618,416	375,450
Provision for product warranty	562,654	571,596
Net operating loss carried forward	26,595,654	27,856,157
Valuation allowance	(30,523,274)	(31,688,931)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of December 31, 2018 and June 30, 2019, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $19,374,795 and $24,416,804, respectively, which will expire in various years through 2022. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2019 through June 30, 2019 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2019	$7,129,285	$-	$7,129,285
Decrease in unrecognized tax benefits taken in current period	13,141	-	13,141
Balance as of June 30, 2019	$7,142,426	$-	$7,142,426

As of December 31, 2018 and June 30, 2019, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2018 and 2019

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

The Company recorded non-cash share-based compensation expense of $nil for three and six months ended June, 2019, in respect of the restricted shares granted on June 30, 2015, respectively.

As of June 30, 2019, non-vested restricted shares granted on June 30, 2015 are as follows:

As of June 30, 2019, there was no unrecognized stock-based compensation associated with the above restricted shares. As of June 30, 2019, 1,667 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2018 and 2019

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

The Company recorded non-cash share-based compensation expense of $18,422 and $36,641 for the three and six months ended June 30, 2019, in respect of the restricted shares granted on April 19, 2016, respectively.

As of June 30, 2019, non-vested restricted shares granted on April 19, 2016 are as follows:

Non-vested shares as of January 1, 2019	84,830
Granted	-
Vested	(84,830)
Forfeited	-
Non-vested shares as of June 30, 2019	-

As of June 30, 2019, there was no unrecognized stock-based compensation associated with the above restricted shares. As of June 30, 2019, 140,995 vested shares were to be issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and six months ended June 30, 2018 and 2019.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2018 and 2019

(Unaudited)

(In US$ except for number of shares)

18.	Loss Per Share

The following is the calculation of loss per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Net loss	$(3,445,688)	$(2,334,174)	$(6,013,521)	$(5,141,507)
Less: Net loss attributable to non-controlling interests	3,493	16,790	3,493	36,731
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	(3,442,195)	(2,317,384)	(6,010,028)	(5,104,776)

Weighted average shares used in basic and diluted computation (note)	26,557,617	35,379,994	26,530,419	32,095,479

Loss per share– basic and diluted	$(0.13)	$(0.07)	$(0.23)	$(0.16)

Note:	Including 404,000 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and six months ended June 30, 2018 and 84,830 and 142,662 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and six months ended June 30, 2019.

For the three and six months ended June 30, 2018 and 2019, 143,662 and nil unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2018 and 2019

(Unaudited)

(In US$ except for number of shares)

20.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2018 and June 30, 2019, the Company had the following contracted capital commitments:

	December 31,	June 30,
	2018	2019
For construction of buildings	$3,439,794	$3,446,116
For purchases of equipment	2,226,776	449,257
Capital injection to CBAK Power and CBAK Trading (Note 1)	20,400,000	20,400,000
	$26,066,570	$24,295,373

(ii)	Litigation

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,227,964 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million, which the Company already accrued for at June 30, 2016), interest of $30,934 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,227,964 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million, the Company has accrued for these amounts as of June 30, 2019. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian”) challenging the lower court’s judgement rendered on June 30, 2017. On November 17, 2017, the Court of Dalian rescind the original judgement and remand the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,329,780 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe made a judgment that Shenzhen Huijie should pay back to CBAK Power $258,435 (RMB 1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. As of June 30, 2019, the Company has already paid RMB 10,962,140 (approximately $1,593,728) and accrued $0.9 million (RMB 6.1 million) for the construction cost incurred and completed by Shenzhen Huijie.

In late February 2018, CBAK Power received a notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for the failure to perform pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($35,676), including construction costs of RMB238,735 ($34,772) and interest of RMB6,207 ($904), the Company has accrued for these amounts as of June 30, 2019. On October 16, 2018, the Court of Zhuanghe determined that CBAK Power should pay RMB 77,042 ($11,221) to Shenzhen Huijie after deducting the uncompleted cost, as well as other expenses incurred including deferred interest and litigation fee. On January 29, 2019, the Court of Dalian dismissed the appeal by Shenzhen Huijie and affirmed the original judgement.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858, including goods amount of RMB17,428,000 ($2,538,416) and interest of RMB851,858 ($124,074). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,538,416) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($19,150). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, the Company filed a petition with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’ shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the Company’s petition that all of Anyuan Bus’ shareholders should be liable to pay the Company the debt as confirmed by the judgment. On November 9, 2018, all of shareholders appealed against the judgment after receiving the notice from the court. On March 29, 2019, the Company received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, the Company has filed an appellate petition to Court of Dalian challenging the judgment from the Court of Zhuanghe.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2018 and 2019

(Unaudited)

(In US$ except for number of shares)

21.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended June 30, 2018 and 2019 as follows:

	Three months ended June 30,
	2018		2019
Customer A	$2,540,634	41.99%	$2,633,652	61.66%
Customer D	1,469,592	24.29%	*	*
Shenzhen BAK	*	*	769,052	18.01%

* Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net revenue for the six months ended June 30, 2018 and 2019 as follows:

	Six months ended June 30,
	2018		2019
Customer A	$3,702,680	39.55%	$3,875,327	41.04%
Customer D	1,474,860	15.75%
Customer E	*	*	1,527,998	16.18%
Customer F	*	*	1,066,260	11.29%
Customer G	*	*	1,025,998	10.87%

* Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable as of December 31, 2018 and June 30, 2019 as follows:

	December 31, 2018		June 30, 2019
Customer A	$1,769,416	11.49%	$2,791,799	18.47%
Customer B	4,283,023	27.82%	4,290,917	28.38%
Customer C	2,293,257	14.89%	2,362,341	15.63%

* Comprised less than 10% of account receivable for the respective period.

For the three and six months ended June 30, 2018 and 2019, the Company recorded the following transactions:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Purchase of inventories from
Shenzhen BAK	$111,548	$65,102	$111,548	$65,102
Zhengzhou BAK Battery Co., Ltd*	2,116,111	-	2,116,111	-

Sales of finished goods to
BAK Tianjin	17,457	-	27,537	-
Shenzhen BAK	-	685,211	-	769,052

*	Mr. Xiangqian Li, the former CEO, is a director of this company.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2018 and 2019

(Unaudited)

(In US$ except for number of shares)

21.	Concentrations and Credit Risk (continued)

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2018 and June 30, 2019, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

After the disposal of BAK International and its subsidiaries (see Note 1), the Company focused on producing high-power lithium battery cells. Net revenues for the three and six months ended June 30, 2018 and 2019 were as follows:

Net revenues by product:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
High power lithium batteries used in:
Electric vehicles	$1,753,521	$326,484	$1,818,883	$1,540,570
Light electric vehicles	18,612	-	20,120	-
Uninterruptable supplies	4,278,169	3,944,452	7,524,096	7,902,041
Total	$6,050,302	$4,270,936	$9,363,099	$9,442,611

Net revenues by geographic area:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Mainland China	$5,676,814	4,270,936	$8,500,389	9,017,662
Europe	-	-	104,231	-
PRC Taiwan	98,701	-	99,025	452
Israel	122,997	-	506,769	121,678
USA	93,032	-	93,032	223,465
Others	58,758	-	59,653	79,354
Total	$6,050,302	$4,270,936	$9,363,099	$9,442,611

Substantially all of the Company’s long-lived assets are located in the PRC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We generated revenues of $6.1 million and $4.3 million for the three months ended June 30, 2018 and 2019, respectively. We had a net loss of $3.4 million and $2.3 million in the three months ended June 30, 2018 and 2019, respectively. As of June 30, 2019, we had an accumulated deficit of $170.5 million and net assets of $6.1 million. We had a working capital deficiency and accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of June 30, 2019.

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

On June 4, 2018, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $29.1 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, which is currently 6.175% per annum. The loans are repayable in six installments of RMB0.8 million ($0.12 million) on December 10, 2018, RMB24.3 million ($3.54 million) on June 10, 2019, RMB0.8 million ($0.12 million) on December 10, 2019, RMB74.7 million ($10.88 million) on June 10, 2020, RMB0.8 million ($0.12 million) on December 10, 2020 and RMB66.3 million ($9.66 million) on June 10, 2021. We repaid the bank loan of RMB0.8 million ($0.12 million) in December 2018 and RMB24.3 million ($3.5 million) in June 2019. Under the facilities, the Company borrowed RMB142.6 million (approximately $20.8 million) as of June 30, 2019. The facilities were secured by the Company’s land use rights, buildings, machinery and equipment.

Further, in August 2018, we borrowed a total of RMB60 million (approximately $8.7 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until August 14, 2019, which was secured by our cash totaled $8.7 million. We discounted these two bills payable of even date to China Everbright Bank at a rate of 4.0%. We have repaid these two bills payable in August 2019.

On August 22, 2018, we obtained one-year term facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.6 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivables of at least the same amount. We borrowed a series of bank acceptance bills totaled RMB28.8 million (approximately $4.2 million) for a term until March 7, 2019. We repaid the bank acceptance bills on March 7, 2019.

In November 2018, we borrowed a total of RMB100 million (approximately $14.6 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until November 12, 2019, which was secured by our cash totaled RMB 50 million (approximately $7.3 million) and the 100% equity in CBAK Power held by BAK Asia. We discounted the bills payable of even date to China Everbright Bank at a rate of 4.0%.

We also borrowed a series of acceptance bills from Industrial Bank Co., Ltd. Dalian Branch totaled RMB1.5 million (approximately $0.2 million) for various terms through May 21, 2019, which was secured by bills receivable of RMB1.5 million (approximately $0.2 million). We repaid the bank acceptance bills on May 21, 2019.

As of June 30, 2019, we had unutilized committed banking facilities of $19.3 million. We plan to renew these loans upon maturity, and intend to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required.

In June 2016, we received advances in the aggregate of $2.9 million from Mr. Jiping Zhou and Mr. Dawei Li. These advances were unsecured, non-interest bearing and repayable on demand. On July 8, 2016, we received further advances of $2.6 million from Mr. Jiping Zhou. On July 28, 2016, to convert these advances into equity interests in our Company, we entered into securities purchase agreements with Mr. Jiping Zhou and Mr. Dawei Li to issue and sell an aggregate of 2,206,640 shares of our common stock, at $2.5 per share, for an aggregate consideration of approximately $5.52 million. On August 17, 2016, we issued these shares to these two investors.

On February 17, 2017, we signed investment agreements with eight investors (including Mr. Yunfei Li, the Company’s CEO, and seven of the Company’s existing shareholders) whereby the investors agreed to subscribe new shares of the Company totaling $10 million. Pursuant to the investment agreements, in January 2017, eight investors paid the Company a total of $2.06 million as earnest money which need be returned to the investors after the investment amount was delivered. Mr. Yunfei Li agreed to subscribe new shares of the Company totaled $1.12 million and paid the earnings money of $225,784 in January 2017. On April 1, April 21, April 26 and May 10, 2017, we received investment of $1,999,910, $3,499,888, $1,119,982 and $2,985,497 from these investors, respectively. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which we agreed to issue an aggregate of 6,403,518 shares of common stock to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, among which 746,018 shares to be issued to Mr. Yunfei Li. On June 22, 2017, the Company issued the shares to the investors.

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

On January 7, 2019, we entered into a cancellation agreement with Mr. Dawei Li and Mr. Yunfei Li. Pursuant to the terms of the cancellation agreement, Mr. Dawei Li and Mr. Yunfei Li agreed to cancel the First Debt in exchange for 3,431,373 and 1,666,667 shares of common stock of the Company, respectively, at an exchange price of $1.02 per share. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the First Debt.

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

On April 26, 2019, we entered into a cancellation agreement with Mr. Jun Lang, Ms. Jing Shi and Asia EVK (the creditors). Pursuant to the terms of the Cancellation Agreement, the creditors agreed to cancel the Second Debt in exchange for 300,534, 123,208 and 4,782,163 shares of common stock of the Company, respectively, at an exchange price of $1.1 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the Second Debt.

On June 28, 2019, each of Mr. Dawei Li and Mr. Yunfei Li entered into an agreement with CBAK Power to loans approximately $1.5 million (RMB10,000,000) and $2.6 million (RMB18,000,000) respectively to CBAK Power for a terms of six months (collectively $4.1 million, the “Third Debt”). The loan was unsecured, non-interest bearing and repayable on demand.

On July 16, 2019, each of Asia EVK and Mr. Yunfei Li entered into an agreement with CBAK Power and Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. (the Company’s construction contractor) whereby Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. assigned its rights to the unpaid construction fees owed by CBAK Power of approximately $2.9 million (RMB20,000,000) and $0.4 million (RMB2,813,810) (collectively $3.3 million, the “Fourth Debt”) to Asia EVK and Mr. Yunfei Li, respectively.

On July 26, 2019, we entered into a cancellation agreement with Mr. Dawei Li, Mr. Yunfei Li and Asia EVK (the creditors). Pursuant to the terms of the cancellation agreement, Mr. Dawei Li, Mr. Yunfei Li and Asia EVK agreed to cancel the Third Debt and Fourth Debt in exchange for 1,384,717, 2,938,067 and 2,769,435 shares of common stock of the Company, respectively, at an exchange price of $1.05 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the Third Debt and Forth Debt. The cancellation agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the shares.

On July 24, 2019, we entered into a securities purchase agreement (the “Purchase Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which we issued a promissory note (the “Note”) to the Lender. The Note has an original principal amount of $1,395,000, bears interest at a rate of 10% per annum and will mature 12 months after the issuance, unless earlier paid or redeemed in accordance with its terms. We received proceeds of $1,250,000 after an original issue discount of $125,000 and payment of Lender’s expenses of $20,000.

In the meanwhile, due to the growing environmental pollution problem, the Chinese government has been providing vigorous support to the development of new energy facilities and vehicles for several years. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe that with the booming market demand for high power lithium ion products, we can continue as a going concern and return to profitability.

In 2015, to promote the development of electric vehicles industry, the Chinese central government issued a subsidy policy named Notice of 2016-2020 New Energy Vehicles Promotion with Financial Support, which regulated central and local government subsidies to consumers who purchase electric vehicles. The policy regulates a certain subsidy standard for various types of electric vehicles in connection with the endurance mileage, battery pack energy density, energy consumption level, which means new energy vehicles providing long driving range and high technical performance will get higher subsidies. For the purposes of establishing a long-term mechanism for the administration of energy conservation and new energy vehicles, and promoting the sound development of the automobile industry, Chinese government reduced the subsidy standard for electric vehicles once a year while made several other policies to stimulate the increase of new energy vehicles. On December 26, 2017, the Chinese central government issued a policy for exemption of purchase tax for electric vehicles for another three years until 2020.

On September 28, 2017, Chinese Ministry of Industry and Information Technology issued a new policy named Measures for Parallel Administration of the Average Fuel Consumption and New Energy Vehicle Credits of Passenger Vehicle Enterprises (“Measures for Parallel Administration”). According to the Measures for Parallel Administration, Chinese government will calculate and examine the Average Fuel Consumption Credits and New Energy Vehicle Credits of passenger vehicle enterprises. If the enterprises get negative credits on the declaration day, the production of high-fuel consumption vehicles will be suspended. The positive credits of average fuel consumption of passenger vehicle enterprises may be carried forward or transferred among affiliated enterprises. A passenger vehicle enterprise’s negative credits of new energy vehicles shall be subject to compensation and zeroing through purchasing positive credits of new energy vehicles. Accordingly, the automobile industry should produce more new energy vehicles or pay money to other enterprises to get positive credits if their credits are negative. The Measures for Parallel Administration became effective on April 1, 2018.

Financial Performance Highlights for the Quarter Ended June 30, 2019

The following are some financial highlights for the quarter ended June 30, 2019:

●	Net revenues: Net revenues decreased by $1.8 million, or 29%, to $4.3 million for the three months ended June 30, 2019, from $6.1 million for the same period in 2018.

●	Gross loss: Gross loss was $0.2 million, representing a decrease of $0.8 million, for the three months ended June 30, 2019, from gross loss of $1.0 million for the same period in 2018.

●	Operating loss: Operating loss was $2.1 million for the three months ended June 30, 2019, reflecting a decrease of $1.2 million from an operating loss of $3.3 million for the same period in 2018.

●	Net loss: Net loss was $2.3 million for the three months ended June 30, 2019, representing a decrease of $1.1 million from net loss of $3.4 million for the same period in 2018.

●	Fully diluted loss per share: Fully diluted loss per share was $0.07 for the three months ended June 30, 2019, as compared to fully diluted loss per share of $0.13 for the same period in 2018.

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

Income tax expenses. Our subsidiaries in PRC are subject to income tax at a rate of 25%. Our Hong Kong subsidiary BAK Asia is subject to a profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in PRC and Hong Kong, the entity had not paid any such tax.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2019

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months ended June 30,		Change
	2018	2019	$	%
Net revenues	$6,050	$4,271	(1,779)	(29)
Cost of revenues	(7,099)	(4,491)	2,608	(37)
Gross loss	(1,049)	(220)	829	(79)
Operating expenses:
Research and development expenses	548	513	(35)	(6)
Sales and marketing expenses	409	262	(147)	(36)
General and administrative expenses	1,284	1,071	(213)	(17)
Total operating expenses	2,241	1,846	(395)	(18)
Operating loss	(3,290)	(2,066)	1,224	(37)
Finance expense, net	(136)	(362)	(226)	166
Other income (expense), net	(20)	94	114	(572)
Loss before income tax	(3,446)	(2,334)	1,112	(32)
Income tax expenses	-	-	-	-
Net loss	(3,446)	(2,334)	1,112	(32)
Net loss attributable to non-controlling interests	4	17	13	(325)
Net loss attributable to shareholders of the Company	(3,442)	(2,317)	1,124	(33)

Net revenues. Net revenues were $4.3 million for the three months ended June 30, 2019, as compared to $6.1 million for the same period in 2018, representing a decrease of $1.8 million, or 29%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended June 30,		Change
	2018	2019	$	%
High power lithium batteries used in:
Electric vehicles	$1,753	$326	(1,427)	(81)
Light electric vehicles	19	-	(19)	(100)
Uninterruptable supplies	4,278	3,945	(333)	(8)
Total	$6,050	$4,271	(1,799)	(29)

Net revenues from sales of batteries for electric vehicles were $0.3 million for the three months ended June 30, 2019 as compared to $1.8 million in the same period of 2018, representing a decrease of $1.4 million, or 81%. Our revenues have been adversely impacted by the reduction of government subsidy for new energy vehicles. Pursuant to the “Notice on Further Completing the Policy of Financial Subsidy for the Promotion and Application of New Energy Vehicles” (Notice 2019), jointly released by the Ministry of Finance, the Ministry of Industry and Information Technology, the Ministry of Science and Technology and the National Development and Reform Commission of the PRC on March 26, 2019, new subsidy standards have been implemented for new energy vehicles sold in China after June 25, 2019. As a result, new energy vehicles will receive different subsides based on their driving range and technical performance. New energy vehicles providing long driving range and high technical performance will get higher subsidies. We believe the above policies will in the long term encourage the production of new energy vehicles, optimize the structure of the new energy vehicles industry, enhance technical standards of the industry and strengthen its core competitiveness, and ultimately foster strategic development of the new energy vehicles. However, in the short term many electric vehicle manufacturers are inevitably adversely impacted by the decreasing subsidy, and the price of EV batteries in Chinese market decreased sharply as a result. Given the adverse market environment, we focused our resources on the existing cylindrical batteries for UPS market and temporarily reduced the investment on R&D of new products for electric vehicle market and cut down the EV batteries selling before the market stabilizes.

Net revenues from sales of batteries for light electric vehicles were nil for the three months ended June 30, 2019, compared to approximately $19,000 in the same period of 2018, representing a decrease of approximately $19,000, or 100%. Our net revenues from light electric vehicles decreased year by year since 2017, as we focus on selling batteries for EV market and UPS market.

Net revenues from sales of batteries for uninterruptable power supplies were $3.9 million for the three months ended June 30, 2019, as compared with $4.3 million in the same period in 2018, representing a slight decrease of $0.3 million, or 8%. We focused more on this market since 2018, sale of batteries for uninterruptable power supplies remains stable.

Cost of revenues. Cost of revenues decreased to $4.5 million for the three months ended June 30, 2019, as compared to $7.1 million for the same period in 2018, a decrease of $2.6 million, or 37%. Included in cost of revenues were write down of obsolete inventories of $0.5 million for three months ended June 30, 2019, while it was $nil for the same period in 2018. We write down inventory value whenever there is an indication that it is impaired. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross loss. Gross loss for the three months ended June 30, 2019 was $0.2 million, or 5.1% of net revenues, as compared to gross loss of $1.0 million, or 17.3% of net revenues for the same period in 2018. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. In particular, we need to maintain a high level of skilled production staff, in anticipation of the increased demand for our products following the release of the government subsidy policy of new energy vehicles in 2019. In the second quarter of 2019, the qualified rate of our product has improved due to cost control and enhancement works on production line. As a result, our gross loss ratio improved for the three months ended June 30, 2019.

Research and development expenses. Research and development expenses remain stable at $0.5 million for the three months ended June 30, 2019 and 2018.

Sales and marketing expenses. Sales and marketing expenses decreased to $0.3 million for the three months ended June 30, 2019, as compared to approximately $0.4 million for the same period in 2018, a decrease of approximately $146,535, or 36%. As a percentage of revenues, sales and marketing expenses were 6% and 7% for the three months ended June 30, 2019 and 2018, respectively. For the quarter ended June 30, 2019, we have implemented a new control policy over the sales and marketing expenses. Therefore travel and transportation expenses decreased, which accordingly reduced the sales and marketing expenses.

General and administrative expenses. General and administrative expenses decreased to $1.1 million for the three months ended June 30, 2019, as compared to approximately $1.3 million for the same period in 2018. The decreased of general and administrative expenses was mainly due to the decrease of salaries and social insurance. We cut down the unnecessary personnel and tried to implement performance program to improve work efficiency in the second quarter of 2019.

Operating loss. As a result of the above, our operating loss totaled $2.1 million for the three months ended June 30, 2019, as compared to $3.3 million for the same period in 2018, representing a decrease of $1.2 million, or 37%.

Finance costs, net. Finance costs consist primarily of interest income and interest on bank loans, net of capitalized interest. Finance cost increased to $0.4 million for the three months ended June 30, 2019, as compared to $0.1 million for the three months ended June 30, 2019, an increase of $0.2 million, or 166%. The increase in finance costs was mainly attributable to an increase of $0.2 million of interest on other borrowings. In the first quarter 2019, we borrowed $5.8 million from Jilin Province Trust Co. Ltd., bearing annual interest from 11.3% to 11.6%. As a result, our finance costs increased in the three months ended June 30, 2019.

Income tax. Income tax was nil for both three months ended June 30, 2019 and 2018.

Net loss. As a result of the foregoing, we had a net loss of $235 million for the three months ended June 30, 2019, compared to net loss of $3.4 million for the same period in 2018.

Comparison of Six Months Ended June 30, 2018 and 2019

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months ended June 30,		Change
	2018	2019	$	%
Net revenues	$9,363	$9,443	80	1
Cost of revenues	(10,759)	(9,892)	867	(8)
Gross loss	(1,396)	(449)	947	(68)
Operating expenses:
Research and development expenses	1,365	947	(418)	(31)
Sales and marketing expenses	614	627	13	2
General and administrative expenses	2,329	2,582	253	11
Total operating expenses	4,308	4,156	(152)	(4)
Operating loss	(5,704)	(4,605)	1,099	(19)
Finance expense, net	(306)	(649)	(343)	112
Other income (expense), net	(4)	112	116	(2815)
Loss before income tax	(6,014)	(5,142)	872	(14)
Income tax expenses	-	-	-	-
Net loss	(6,014)	(5,142)	872	(14)
Less: Net loss attributable to non-controlling interests	4	37	33	925
Net loss attributable to the Company	(6,010)	(5,105)	905	(15)

Net revenues. Net revenues were $9.44 million for the six months ended June 30, 2019, as compared to $9.36 million for the same period in 2018, representing an increase of $0.08 million, or 1%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Six months ended June 30,		Change
	2018	2019	$	%
High power lithium batteries used in:
Electric vehicles	$1,819	$1,541	(278)	(15.3)
Light electric vehicles	20	-	(20)	(100)
Uninterruptable supplies	7,524	7,902	378	5
Total	$9,363	$9,443	80	(1)

Net revenues from sales of batteries for electric vehicles were $1.5 million for the six months ended June 30, 2019 as compared to $1.8 million in the same period of 2018, representing a decrease of $0.3 million, or 15.3%. Our revenues have been adversely impacted by the reduction of government subsidy for new energy vehicles. Pursuant to the “Notice on Further Completing the Policy of Financial Subsidy for the Promotion and Application of New Energy Vehicles” (Notice 2019), jointly released by the Ministry of Finance, the Ministry of Industry and Information Technology, the Ministry of Science and Technology and the National Development and Reform Commission of the PRC on March 26, 2019, new subsidy standards have been implemented for new energy vehicles sold in China after June 25, 2019. As a result, new energy vehicles will receive different subsides based on their driving range and technical performance. New energy vehicles providing long driving range and high technical performance will get higher subsidies. We believe the above policies will in the long term encourage the production of new energy vehicles, optimize the structure of the new energy vehicles industry, enhance technical standards of the industry and strengthen its core competitiveness, and ultimately foster strategic development of the new energy vehicles. However, in the short term many electric vehicle manufacturers are inevitably adversely impacted by the decreasing subsidy, and the price of EV batteries in Chinese market decreased sharply as a result. Given the adverse market environment, we focused our resources on the existing cylindrical batteries for UPS market and temporarily reduced the investment on R&D of new products for electric vehicle market and cut down the EV batteries selling before the market stabilizes.

Net revenues from sales of batteries for light electric vehicles was nil for the six months ended June 30, 2019, compared to $0.02 million in the same period of 2018, representing a decrease of $0.02 million, or 100%.

Net revenues from sales of batteries for uninterruptable power supplies was $7.9 million in the six months ended June 30, 2019, as compared with $7.5 million in the same period in 2018, representing an increase of $0.4 million, or 5%. As we focused more on this market since 2018, sale of batteries for uninterruptable power supplies remain stable.

Cost of revenues. Cost of revenues decreased to $9.9 million for the six months ended June 30, 2019, as compared to $10.8 million for the same period in 2018, decrease of $0.9 million, or 8%. Included in cost of revenues were write down of obsolete inventories of $0.6 million for six months ended June 30, 2019, while it was $1,199 for the same period in 2018. We write down inventory value whenever there is an indication that it is impaired. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross loss. Gross loss for the six months ended June 30, 2019 was $0.4 million, or 4.8% of net revenues as compared to gross loss of $1.4 million, or 14.9% of net revenues, for the same period in 2018, a decrease of $0.9 million. Our new Dalian facilities commenced manufacturing activities in July 2015. The improvement in gross loss is a result of our continued effect to improve efficiency since we moved our manufacturing facilities to Dalian in 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. In particular, we need to maintain a high level of skilled production staff, in anticipation of the increased demand for our products following the release of the government subsidy policy of new energy vehicles in 2019. In 2019, the qualified rate of our product has improved due to cost control and enhancement works on production line. As a result, our gross loss ratio improved in the six months ended June 30, 2019.

Research and development expenses. Research and development expenses decreased to approximately $0.9 million for the six months ended June 30, 2019, as compared to approximately $1.4 million for the same period in 2018, a decrease of $0.4 million, or 31%. We incurred more R&D expenses in 2018 on testing new materials with an aim to diversify our raw material supply sources and reduce our exposure to possible price fluctuations and cut the cost. Meanwhile, we attempted to research and develop higher energy and higher quality lithium batteries to cater the market demand.

Sales and marketing expenses. Sales and marketing expenses remain stable at $0.6 million for the six months ended June 30, 2019 and 2018. As a percentage of revenues, sales and marketing expenses were 6.6% and 6.6% for the six months ended June 30, 2019 and 2018, respectively.

General and administrative expenses. General and administrative expenses increased by $0.3 million or 11% to $2.6 million for the six months ended June 30, 2019 compared to $2.3 million for the same period in 2018. The increase was mainly due to $0.3 million loss from disposal of machines in the six months ended June 30, 2019.

Operating loss. As a result of the above, our operating loss decreased to $4.6 million for the six months ended June 30, 2019, as compared to approximately $5.7 million for the six months ended June 30, 2018.

Finance costs, net. Finance costs consist primarily of interest income and interest on bank loans, net of capitalized interest. Finance cost increased to $0.6 million for the six months ended June 30, 2019, as compared to $0.3 million for the six months ended June 30, 2019, an increase of $0.3 million, or 112%. The increase in finance costs was mainly caused by an increase of $0.2 million of interest on other borrowings. In the first quarter 2019, we borrowed RMB16.4 million ($2.4 million), RMB15.4 million ($2.2 million), RMB6.6 million ($1.0 million) and RMB1.2 million ($0.2 million) from Jilin Province Trust Co. Ltd., bearing annual interest from 11.3% to 11.6%. As a result, our finance costs increased in the six months ended June 30, 2019.

Income tax. Income tax was nil for the six months ended June 30, 2019 and 2018.

Net loss. As a result of the foregoing, we had a net loss of $5.1 million for the six months ended June 30, 2019, compared to net loss of $6.0 million for the same period in 2018.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term bank loans, other short-term loans and bills payable under bank credit agreements, advances from our related and unrelated parties, investors and issuance of capital stock.

We incurred a net loss of $2.3 million for the three months ended June 30, 2019. As of June 30, 2019, we had cash and cash equivalents of $0.3 million. Our total current assets were $46.8 million and our total current liabilities were $88.7 million, resulting in a net working capital deficiency of $41.9 million. These factors raise substantial doubts about our ability to continue as a going concern.

As disclosed under Item 2 of PART I, “BUSINESS—Overview”, we have obtained banking facilities from various local banks in China. As of June 30, 2019, we had unutilized committed banking facilities of $19.3 million.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2018	2019

Net cash provided by (used in) operating activities	$4,805	$(4,892)
Net cash used in investing activities	(7,492)	(1,406)
Net cash provided by financing activities	5,734	6,090
Effect of exchange rate changes on cash and cash equivalents	(298)	42
Net increase in cash and cash equivalents, and restricted cash	2,749	(166)
Cash and cash equivalents, and restricted cash at the beginning of period	10,749	17,689
Cash and cash equivalents, and restricted cash at the end of period	$13,498	$17,523

Operating Activities

Net cash used in operating activities was $4.9 million in the six months ended June 30, 2019, as compared to net cash provided by operating activities of $4.8 million in the same period in 2018. The net cash used in operating activities was mainly attributable to a net loss (before loss on disposal of property, plant and equipment, and excluding non-cash depreciation and amortization) of $3.5 million, $10.5 million on settlement of trade accounts, partially offset by a decrease of $6.4 million for trade accounts and bills receivable, a decrease of $2.1 million for prepayments and other receivables and an increase of $0.6 million for accrued expenses and other payables.

Investing Activities

Net cash used in investing activities decreased to $1.4 million for the six months ended June 30, 2019, from $7.5 million in the same period of 2018. The net cash used in investing activities in the six months ended June 30, 2019 mainly consisted of the purchase of equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $6.1 million in the six months ended June 30, 2019, compared to $5.7 million during the same period in 2018. The net cash provided by financing activities in the six months ended June 30, 2019 was comprised of borrowings from unrelated parties of $6.4 million and advances from shareholders of $4.1 million, partially offset by repayment of bank borrowings of $3.6 million.

As of June 30, 2019, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
China Everbright Bank	$25,464	$20,774

Other lines of credit:
China Everbright Bank	37,611	23,045

Other short-term loan:
Jilin Province Trust Co. Ltd	5,826	5,768

Total	$68,901	$49,588

Capital Expenditures

We incurred capital expenditures of $7.5 million and $1.4 million in the six months ended June 30, 2018 and 2019, respectively. Our capital expenditures were used primarily to expand our manufacturing facilities in Dalian.

We estimate that our total capital expenditures for the year ending December 31, 2019 will reach approximately $6.0 million. Such funds will be used to expand new automatic manufacturing lines to fulfill our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2019:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Current maturities of long-term bank loans	$10,998	$10,998	$-	$-	$-
Long-term bank loans	9,776	-	9,776	-	-
Bills payable	22,824	22,824	-	-	-
Payable to former subsidiaries	2,851	2,851	-	-	-
Other short-term loans	12,851	12,851	-	-	-
Capital injection to Dalian Trading	400	400	-	-	-
Capital injection to CBAK Power	20,000	20,000	-	-	-
Capital commitments for construction of buildings	3,446	3,446	-	-	-
Capital commitments for purchase of equipment	449	449	-	-	-
Future interest payment on bank loans	1,864	1,279	585	-	-
Total	$85,459	$75,098	$10,361	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2019.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2019.

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

In order to cure the foregoing material weakness, we plan to make necessary changes by providing training to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of our contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian (the Court of Zhuanghe”), for the failure to pay pursuant to the terms of the contract and entrusting part of the project to a third party without their prior consent. The plaintiff sought a total amount of $1,227,964 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1million, which we already accrued for at June 30, 2016), interest of $30,934 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,227,964 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. We have accrued for these amounts as of June 30, 2019. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian”) to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,329,780(RMB9,129,868). On May 20, 2019, the Court of Zhuanghe made a judgment that Shenzhen Huijie should pay back to CBAK Power $258,435 (RMB 1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. As of June 30, 2019, we have already paid RMB 10,962,140 (approximately $1,593,728) and accrued $0.9 million (RMB 6.1 million) for the construction cost incurred and completed by Shenzhen Huijie.

In late February 2018, we received a notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against us for the breach of contract pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($35,676), including construction costs of RMB238,735($34,772) and interest of RMB6,207 ($904). We have accrued for these amounts as of June 30, 2019. On October 16, 2018, the Court of Zhuanghe determined that CBAK Power should pay RMB 77,042 ($11,221) to Shenzhen Huijie after deducting the uncompleted cost, as well as other expenses incurred including deferred interest and litigation fee. On January 29, 2019, the Court of Dalian dismissed the appeal by Shenzhen Huijie and affirmed the original judgement.

In May 2017, we filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd. (“Anyuan Bus”), one of our customers, for failure to pay pursuant to the terms of the sales contract. We sought a total amount of RMB18,279,858 ($2,662,490), including goods amount of RMB17,428,000 ($2,538,416) and interest of RMB851,858 ($124,074). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000($2,538,416) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($19,150). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, the Company filed a petition with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’ shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the Company’s petition that all of Anyuan Bus’ shareholders should be liable to pay the Company the debt as confirmed by the judgment. On November 9, 2018, all of shareholders appealed against the judgment after receiving the notice from the court. On March 29, 2019, we received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, we have filed an appellate petition to Court of Dalian challenging the judgment from the Court of Zhuanghe.

As of June 30, 2019, the Company had made a full provision against the receivable from Anyuan Bus of RMB17,428,000 ($2,538,416).

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

Date: August 19, 2019

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