Form 10-Q
period 2019-09-30
CBAK Energy Technology, Inc.
filed 2019-11-19
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 18, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	52,775,198

CBAK ENERGY TECHNOLOGY, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

Contents	Page(s)
Condensed Consolidated Balance Sheets as of December 31, 2018 and September 30, 2019 (unaudited)	F-1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2019 (unaudited)	F-2
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2018 and 2019 (unaudited)	F-3-F-4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2019 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6-F-33

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated balance sheets
As of December 31, 2018 and September 30, 2019
(Unaudited)
(In US$ except for number of shares)

		December 31,	September 30,
	Note	2018	2019
Assets
Current assets
Cash and cash equivalents		$449,670	$198,671
Pledged deposits	2	17,239,823	8,382,707
Trade accounts and bills receivable, net	3	21,751,032	16,654,801
Inventories	4	9,622,361	10,878,801
Prepayments and other receivables	5	7,143,454	5,838,302
Prepaid land use rights, current portion	9	163,352	157,170
Total current assets		56,369,692	42,110,452

Property, plant and equipment, net	7	38,908,503	41,042,524
Construction in progress	8	25,001,813	20,345,515
Prepaid land use rights, non-current	9	7,282,765	6,889,267
Intangible assets, net	10	20,869	16,052

Total assets		$127,583,642	$110,403,810

Liabilities
Current liabilities
Current maturities of long-term bank loans	12	$3,659,324	$10,562,506
Other short-term loans	12	14,147,801	8,299,381
Trade accounts and bills payable	11	52,495,063	38,868,418
Notes payable	16	-	1,293,630
Accrued expenses and other payables	13	18,201,351	16,383,921
Payables to former subsidiaries, net	6	4,301,646	855,860
Deferred government grants, current	14	143,775	138,334
Total current liabilities		92,948,960	76,402,050

Long-term bank loans, net of current maturities	12	20,614,194	9,388,894
Deferred government grants, non-current	14	4,313,289	4,046,300
Product warranty provision	15	2,250,615	2,201,296
Long term tax payable	17	7,129,285	6,859,474

Total liabilities		127,256,343	98,898,014

Commitments and contingencies	21

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized ; 26,791,684 issued and 26,647,478 outstanding as of December 31, 2018, 44,319,687 issued and 44,175,481 outstanding as of September 30, 2019		26,792	44,320
Donated shares		14,101,689	14,101,689
Additional paid-in capital		155,931,770	174,720,352
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(165,409,890)	(172,287,288)
Accumulated other comprehensive loss		(1,498,940)	(2,309,584)
		4,381,932	15,500,000
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equity		315,322	11,433,390
Non-controlling interests		11,977	72,406
Total equity		327,299	11,505,796

Total liabilities and shareholder’s equity		$127,583,642	$110,403,810

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of operations and comprehensive income (loss)
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

		Three months ended September 30,		Nine months ended September 30,
	Note	2018	2019	2018	2019
Net revenues	23	$5,589,371	$8,089,804	$14,952,470	$17,532,415
Cost of revenues		(7,426,846)	(7,431,039)	(18,186,164)	(17,322,234)
Gross profit (loss)		(1,837,475)	658,765	(3,233,694)	210,181
Operating expenses:
Research and development expenses		(604,353)	(478,096)	(1,968,886)	(1,425,029)
Sales and marketing expenses		(370,979)	(279,454)	(984,507)	(905,875)
General and administrative expenses		(1,302,608)	(1,401,264)	(3,631,568)	(3,983,706)
Total operating expenses		(2,277,940)	(2,158,814)	(6,584,961)	(6,314,610)
Operating loss		(4,115,415)	(1,500,049)	(9,818,655)	(6,104,429)
Finance expenses, net		(299,591)	(324,522)	(605,756)	(973,504)
Other income, net		12,335,569	37,503	12,331,453	149,358
Income (Loss) before income tax		7,920,563	(1,787,068)	1,907,042	(6,928,575)
Income tax expense	17	-	-	-	-
Net income (loss)		7,920,563	(1,787,068)	1,907,042	(6,928,575)
Less: Net loss attributable to non-controlling interests		7,964	14,446	11,457	51,177
Net income(loss) attributable to shareholders of CBAK Energy Technology, Inc.		$7,928,527	$(1,772,622)	$1,918,499	$(6,877,398)

Net income (loss)		7,920,563	(1,787,068)	1,907,042	(6,928,575)
Other comprehensive income (loss)
– Foreign currency translation adjustment		(481,782)	(754,349)	(342,005)	(817,888)
Comprehensive income (loss)		7,438,781	(2,541,417)	1,565,037	(7,746,463)
Less: Comprehensive loss attributable to non-controlling interests		8,391	19,285	12,017	58,421
Comprehensive income (loss) attributable to CBAK Energy Technology, Inc.		$7,447,172	$(2,522,132)	$1,577,054	$(7,688,042)

Income (Loss) per share	19
– Basic		$0.30	$(0.04)	$0.07	$(0.19)
– Diluted		$0.30	$(0.04)	$0.07	$(0.19)

Weighted average number of shares of common stock:	19
– Basic		26,660,814	42,262,408	26,642,749	35,508,896
– Diluted		26,708,446	42,262,408	26,723,880	35,508,896

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity (deficit)
For the three months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

	Common stock						Accumulated
	issued			Additional			other	Non-	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	loss	interests	of shares	Amount	equity
Balance as of July 1, 2018	26,401,022	$26,402	$14,101,689	$155,865,835	$1,230,511	$(169,476,741)	$(1,200,623)	$2,419	(144,206)	$(4,066,610)	$(3,517,118)
Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	20,819	-	-	20,819
Net income (loss)	-	-	-	-	-	7,928,527	-	(7,964)	-	-	7,920,563
Share-based compensation for employee and director stock awards	-	-	-	34,147	-	-	-	-	-	-	34,147
Common stock issued to employees and directors for stock awards	390,662	390	-	(390)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(481,355)	(427)	-	-	(481,782)

Balance as of September 30, 2018	26,791,684	$26,792	$14,101,689	$155,899,592	$1,230,511	$(161,548,214)	$(1,681,978)	$14,847	(144,206)	$(4,066,610)	$3,976,629

Balance as of July 1, 2019	37,095,629	$37,096	$14,101,689	$166,884,602	$1,230,511	$(170,514,666)	$(1,560,074)	$61,432	(144,206)	$(4,066,610)	$6,173,980
Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	30,259	-	-	30,259
Net loss	-	-	-	-	-	(1,772,622)	-	(14,446)	-	-	(1,787,068)
Share-based compensation for employee and director stock awards	-	-	-	396,144	-	-	-	-	-	-	396,144
Common stock issued to employees and directors for stock awards	131,839	132	-	(132)	-	-	-	-	-	-	-
Common stock issued to investors	7,092,219	7,092	-	7,439,738	-	-	-	-	-	-	7,446,830
Foreign currency translation adjustment	-	-	-	-	-	-	(749,510)	(4,839)	-	-	(754,349)

Balance as of September 30, 2019	44,319,687	$44,320	$14,101,689	$174,720,352	$1,230,511	$(172,287.288)	$(2,309,584)	$72,406	(144,206)	$(4,066,610)	$11,505,796

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity (deficit)
For the nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

	Common stock						Accumulated
	issued			Additional			other	Non-	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	loss	interests	of shares	Amount	equity
Balance as of January 1, 2018	26,367,523	$26,368	$14,101,689	$155,711,014	$1,230,511	$(163,466,713)	$(1,340,533)	$-	(144,206)	$(4,066,610)	$2,195,726
Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	26,864	-	-	26,864
Net income (loss)	-	-	-	-	-	1,918,499	-	(11,457)	-	-	1,907,042
Share-based compensation for employee and director stock awards	-	-	-	189,002	-	-	-	-	-	-	189,002
Common stock issued to employees and directors for stock awards	424,161	424	-	(424)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(341,445)	(560)	-	-	(342,005)

Balance as of September 30, 2018	26,791,684	$26,792	$14,101,689	$155,899,592	$1,230,511	$(161,548,214)	$(1,681,978)	$14,847	(144,206)	$(4,066,610)	$3,976,629

Balance as of January 1, 2019	26,791,684	$26,792	$14,101,689	$155,931,770	$1,230,511	$(165,409,890)	$(1,498,940)	$11,977	(144,206)	$(4,066,610)	$327,299
Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	118,850	-	-	118,850
Net loss	-	-	-	-	-	(6,877,398)	-	(51,177)	-	-	(6,928,575)
Share-based compensation for employee and director stock awards	-	-	-	432,785	-	-	-	-	-	-	432,785
Common stock issued to employees and directors for stock awards	131,839	132	-	(132)	-	-	-	-	-	-	-
Common stock issued to investors	17,396,164	17,396	-	18,355,929	-	-	-	-	-	-	18,373,325
Foreign currency translation adjustment	-	-	-	-	-	-	(810,644)	(7,244)	-	-	(817,888)

Balance as of September 30, 2019	44,319,687	$44,320	$14,101,689	$174,720,352	$1,230,511	$(172,287.288)	$(2,309,584)	$72,406	(144,206)	$(4,066,610)	$11,505,796

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

	Nine months ended September 30,
	2018	2019
Cash flows from operating activities
Net profit (loss)	$1,907,042	$(6,928,575)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,767,584	2,083,489
Provision for doubtful debts	176,961	443,020
Write-down of inventories	730,446	557,668
Share-based compensation	189,002	432,785
(Gain) loss on disposal of property, plant and equipment	(1,137)	236,360
Gain on disposal of patented proprietary technology	(12,296,776)	-

Changes in operating assets and liabilities:
Trade accounts and bills receivable	27,035,867	4,008,929
Inventories	(530,345)	(2,254,761)
Prepayments and other receivables	394,178	1,735,548
Trade accounts and bills payable	(1,226,192)	(12,128,474)
Accrued expenses and other payables	(368,702)	1,357,021
Trade receivable from and payables to former subsidiaries	(8,637,203)	(3,449,078)
Net cash provided by (used in) operating activities	9,140,725	(13,906,068)

Cash flows from investing activities
Proceeds on disposal of property, plant and equipment	13,319	-
Purchases of property, plant and equipment and construction in progress	(6,574,347)	(1,998,476)
Net cash used in investing activities	(6,561,028)	(1,998,476)

Cash flows from financing activities
Capital injection from non-controlling interests	26,864	118,850
Proceeds from bank borrowings	24,233,796	-
Repayment of bank borrowings	(19,411,531)	(3,545,966)
Proceeds from issue of promissory note	-	1,250,000
Borrowings from unrelated parties	76,544	6,397,925
Repayment of borrowings from unrelated parties	(44,091)	(145,739)
Borrowings from related parties	10,696,243	431,630
Repayment of borrowings from related parties	(8,206,464)	(535,967)
Borrowings from shareholders	-	4,080,681
Repayment of earnest money to shareholders	-	(760,721)
Net cash provided by financing activities	7,371,361	7,290,693
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,052,946)	(494,264)
Net increase (decrease) in cash and cash equivalents and restricted cash	8,898,112	(9,108,115)
Cash and cash equivalents and restricted cash at the beginning of period	10,748,713	17,689,493
Cash and cash equivalents and restricted cash at the end of period	$19,646,825	$8,581,378
Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$7,236,709	$777,324
Proceeds on disposal of patented proprietary technology offset against amount due to a former subsidiary	$13,034,583	$-
Issuance of common stock to investors – offset short-term borrowings from unrelated parties	$-	$15,056,304
Issuance of common stock to investors – offset construction cost payable (note 1)	$-	$3,317,021
Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$721,029	$1,087,390

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization

Principal Activities

CBAK Energy Technology, Inc. (“CBAK” or the “Company”) is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. CBAK and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as “Li-ion” or “Li-ion cell”) high power rechargeable batteries. Prior to the disposal of BAK International Limited (“BAK International”) and its subsidiaries (see below), the batteries produced by the Company were for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric vehicles, and general industrial applications. After the disposal of BAK International and its subsidiaries on June 30, 2014, the Company focuses on the manufacture, commercialization and distribution of high power lithium ion rechargeable batteries for use in cordless power tools, light electric vehicles, hybrid electric vehicles, electric cars, electric busses, uninterruptable power supplies and other high power applications.

The shares of the Company traded in the over-the-counter market through the Over-the-Counter Bulletin Board from 2005 until May 31, 2006, when the Company obtained approval to list its common stock on The NASDAQ Global Market, and trading commenced that same date under the symbol “CBAK”.

Effective November 30, 2018, the trading symbol for common stock of the Company was changed from CBAK to CBAT. Effective at the opening of business on June 21, 2019, the Company’s common stock started trading on the Nasdaq Capital Market.

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

On January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International. The share swap transaction, also referred to as the “reverse acquisition” of the Company, was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement entered by and among CBAK, BAK International and the shareholders of BAK International. The share swap transaction has been accounted for as a capital-raising transaction of the Company whereby the historical financial statements and operations of Shenzhen BAK are consolidated using historical carrying amounts.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
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

While the 217,955 escrow shares relating to the 2005 performance threshold were previously released to Mr. Li, Mr. Li executed a further undertaking on August 21, 2006 to return those shares to the escrow agent for the distribution to the relevant investors. However, such shares were not returned to the escrow agent, but, pursuant to a Delivery of Make Good Shares, Settlement and Release Agreement between the Company, BAK International and Mr. Li entered into on October 22, 2007 (the “Li Settlement Agreement”), such shares were ultimately delivered to the Company as described below. Because the Company failed to satisfy the performance threshold for the fiscal year ended September 30, 2006, the remaining 217,955 escrow shares relating to the fiscal year 2006 performance threshold were released to the relevant investors. As Mr. Li has not retained any of the shares placed into escrow, and as the investors party to the Escrow Agreement were only shareholders of the Company and did not have and were not expected to have any other relationship to the Company, the Company has not recorded a compensation charge for the years ended September 30, 2005 and 2006.

At the time the escrow shares relating to the 2006 performance threshold were transferred to the investors in fiscal year 2007, the Company should have recognized a credit to donated shares and a debit to additional paid-in capital, both of which are elements of shareholders’ equity. This entry is not material because total ordinary shares issued and outstanding, total shareholders’ equity and total assets do not change; nor is there any impact on income or earnings per share. Therefore, previously filed consolidated financial statements for the fiscal year ended September 30, 2007 were not be restated. This share transfer has been reflected in these financial statements by reclassifying the balances of certain items as of October 1, 2007. The balances of donated shares and additional paid-in capital as of October 1, 2007 were credited and debited by $7,955,358 respectively, as set out in the consolidated statements of changes in shareholders’ equity.

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
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of June 30, 2015 amounted to 73,749 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(a)(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

Pursuant to the Li Settlement Agreement, the 2008 Settlement Agreements and upon the release of the 217,955 escrow shares relating to the fiscal year 2006 performance threshold to the relevant investors, neither Mr. Li or the Company have any obligations to the investors who participated in the Company’s January 2005 private placement relating to the escrow shares.

As of September 30, 2019, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

As the Company has transferred the 217,955 shares related to the 2006 performance threshold to the relevant investors in fiscal year 2007 and transferred 73,749 shares relating to the 2005 performance threshold to the investors in fiscal year 2008, pursuant to “Li Settlement Agreement” and “2008 Settlement Agreements”, neither Mr. Li nor the Company has any remaining obligations to those related investors who participated in the Company’s January 2005 private placement relating to the escrow shares.

On August 14, 2013, Dalian BAK Trading Co., Ltd was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $500,000. On March 7, 2017, the name of Dalian BAK Trading Co., Ltd was changed to Dalian CBAK Trading Co., Ltd (“CBAK Trading”). On August 5, 2019, CBAK Trading’s registered capital was increased to $5,000,000. Pursuant to CBAK Trading’s amendment articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Trading on or before August 1, 2033. Up to the date of this report, the Company has contributed $1,100,000 to CBAK Trading in cash.

On December 27, 2013, Dalian BAK Power Battery Co., Ltd was established as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000. On March 7, 2017, the name of Dalian BAK Power Battery Co., Ltd was changed to Dalian CBAK Power Battery Co., Ltd (“CBAK Power”). On July 10, 2018, CBAK Power’s registered capital was increased to $50,000,000. On October 29, 2019, CBAK Power’s registered capital was further increased to $60,000,000. Pursuant to CBAK Power’s amendment articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Power on or before December 31, 2021. Up to the date of this report, the Company has contributed $29,999,978 to CBAK Power through injection of a series of patents and cash.

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.4 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB1 million (approximately $0.14 million) to CBAK Suzhou through injection of a series of cash.

The Company’s condensed consolidated financial statements have been prepared under US GAAP.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
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

The Company continued its business and continued to generate revenues from sale of batteries via subcontracting the production to BAK Tianjin and BAK Shenzhen, former subsidiaries before the completion of construction and operation of its facility in Dalian. BAK Tianjin was a supplier of the Company until September 2016 when BAK Tianjin ceased production, and the Company does not have any significant benefits or liability from the operating results of BAK Tianjin except the normal risk with any major supplier.

As of the date of this report, Mr. Xiangqian Li is no longer a director of BAK International and BAK Tianjin. He remained as a director of Shenzhen BAK and BAK Shenzhen.

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of September 30, 2019, Mr. Yunfei Li held 8,530,752 shares or 16.2% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of December 31, 2018 and September 30, 2019. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
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

In June 2016, the Company received further advances in the aggregate of $2.9 million from Mr. Jiping Zhou and Mr. Dawei Li. These advances were unsecured, non-interest bearing and repayable on demand. On July 8, 2016, the Company received further advances of $2.6 million from Mr. Jiping Zhou. On July 28, 2016, the Company entered into securities purchase agreements with Mr. Jiping Zhou and Mr. Dawei Li to issue and sell an aggregate of 2,206,640 shares of common stock of the Company, at $2.5 per share, for an aggregate consideration of approximately $5.52 million. On August 17, 2016, the Company issued these shares to the investors.

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

From January to March 2019, according to the investment agreements and agreed by the investors, the Company returned partial earnest money of $760,721 (approximately RMB5.2 million) to these investors.

On October 14, 2019, the Company reached an agreement with Mr. Shangdong Liu, Ms. Lijuan Wang and Mr. Ping Shen (the creditors), the creditors agreed to convert the earnest money that the Company have not returned to them (the “Unpaid Earnest Money”) into shares of common stock of the Company at an exchange price of $0.6 per share. Upon receipt of the shares, the creditors would release the Company from any claims, demands and other obligations relating to the Unpaid Earnest Money.

As of September 30, 2019, the Company had aggregate interest-bearing bank loans of approximately $20.0 million, due in 2019 to 2021, in addition to approximately $65.8 million of other current liabilities.

As of September 30, 2019, the Company had unutilized committed banking facilities of $4.6 million.

On January 7, 2019, each of Mr. Dawei Li and Mr. Yunfei Li entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $3.4 million (RMB23,980,950) and $1.6 million (RMB11,647,890) (totaled $5.0 million, the “First Debt”) to Mr. Dawei Li and Mr. Yunfei Li, respectively.

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
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On April 26, 2019, each of Mr. Jun Lang, Ms. Jing Shi and Asia EVK Energy Auto Limited (“Asia EVK”) entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $0.3 million (RMB2,225,082), $0.1 million (RMB 912,204) and $5.0 million (RMB35,406,036) (collectively $5.4 million, the “Second Debt”) to Mr. Jun Lang, Ms. Jing Shi and Asia EVK, respectively.

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

On June 28, 2019, each of Mr. Dawei Li and Mr. Yunfei Li entered into an agreement with CBAK Power to loans approximately $1.4 million (RMB10,000,000) and $2.5 million (RMB18,000,000) respectively to CBAK Power for a terms of six months (collectively $3.9 million, the “Third Debt”). The loan was unsecured, non-interest bearing and repayable on demand.

On July 16, 2019, each of Asia EVK and Mr. Yunfei Li entered into an agreement with CBAK Power and Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. (the Company’s construction contractor) whereby Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. assigned its rights to the unpaid construction fees owed by CBAK Power of approximately $2.8 million (RMB20,000,000) and $0.4 million (RMB2,813,810) (collectively $3.2 million, the “Fourth Debt”) to Asia EVK and Mr. Yunfei Li, respectively.

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

On July 24, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company issued a promissory note (the “Note”) to the Lender. The Note has an original principal amount of $1,395,000, bears interest at a rate of 10% per annum and will mature 12 months after the issuance, unless earlier paid or redeemed in accordance with its terms. The Company received proceeds of $1,250,000 after an original issue discount of $125,000 and payment of Lender’s expenses of $20,000.

On October 10, 2019, each of Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen entered into an agreement with CBAK Power and Zhengzhou BAK New Energy Vehicle Co., Ltd. (the Company’s supplier of which Mr. Xiangqian Li, the former CEO, is a director of this company) whereby Zhengzhou BAK New Energy Vehicle Co., Ltd. assigned its rights to the unpaid inventories cost owed by CBAK Power of approximately $2.1 million (RMB15,000,000), $1.0 million (RMB7,380,000) and $1.0 million (RMB7,380,000) (collectively $4.2 million, the “Fifth Debt”) to Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen, respectively.

On October 14, 2019, the Company entered into a cancellation agreement with Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen (the creditors). Pursuant to the terms of the cancellation agreement, Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen agreed to cancel and convert the Fifth Debt and the Unpaid Earnest Money in exchange for 528,053, 3,536,068, 2,267,798 and 2,267,798 shares of common stock of the Company, respectively, at an exchange price of $0.6 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the Fifth Debt and the Unpaid Earnest Money. The cancellation agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the shares.

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
For the three and nine months ended September 30, 2018 and 2019
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
For the three and nine months ended September 30, 2018 and 2019
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

2.	Pledged deposits

Pledged deposits as of December 31, 2018 and September 30, 2019 consisted of the following:

	December 31,	September 30,
	2018	2019
Pledged deposits with bank for:
Bills payable	$16,014,118	$6,994,110
Letters of credit	-	-
Others*	1,225,705	1,388,597
	$17,239,823	$8,382,707

*	On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and for entrusting part of the project to a third party without their prior consent. The plaintiff sought a total amount of $1,179,313 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $29,812 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which were already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze CBAK Power’s bank deposits totaling $1,179,313 (RMB8,430,792) for a period of one year. On September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another one year until August 31, 2018. The Court further froze the bank deposits for another one year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018. Upon the request from Shenzhen Huijie, the Court again froze the bank deposits for another one year until August 27, 2020.

On July 25, 2019, the Company received notice from Shenzhen Court of International Arbitration that Shenzhen Xinjiatuo Automobile Technology Co., Ltd filed arbitration against the Company for the failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.16 million (RMB1,112,269), including equipment cost of $0.14 million (RMB976,000) and interest of $0.02 million (RMB136,269). As of September 30, 2019, the Company has accrued the equipment cost of $0.14 million (RMB976,000). On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269), including equipment cost $0.14 million (RMB976,000), interest $0.02 million (RMB136,269) and litigation fees of $699 (RMB5,000) for a period of three months.

In early September, 2019, several employees of CBAK Suzhou files arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $89,295 (RMB 638,359) and compensation of $75,956 (RMB 543,000), totaling $0.17 million (RMB 1,181,359). In addition, upon the request of the employees, the court of Suzhou Industrial Park ruled that bank deposits of CBAK Suzhou totaling $0.17 million (RMB 1,181,359) should be frozen for a period of one year. As of September 30, 2019, $52,990 (RMB378,820) was frozen by bank.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2018 and September 30, 2019 consisted of the following:

	December 31,	September 30,
	2018	2019
Trade accounts receivable	$19,054,863	$20,596,681
Less: Allowance for doubtful accounts	(3,657,173)	(3,943,983)
	15,397,690	16,652,698
Bills receivable	6,353,342	2,103
	$21,751,032	$16,654,801

An analysis of the allowance for doubtful accounts is as follows:

	December 31,	September 30,
	2018	2019
Balance at beginning of period	$3,700,922	$3,657,173
Provision for the period	474,950	735,619
Reversal - recoveries by cash	(312,462)	(292,599)
Charged to consolidated statements of operations and comprehensive (loss) income	162,488	443,020
Foreign exchange adjustment	(206,237)	(156,210)
Balance at end of period	$3,657,173	$3,943,983

4.	Inventories

Inventories as of December 31, 2018 and September 30, 2019 consisted of the following:

	December 31,	September 30,
	2018	2019
Raw materials	$1,675,383	$1,422,821
Work in progress	2,737,415	1,089,938
Finished goods	5,209,563	8,366,042
	$9,622,361	$10,878,801

During the three months ended September 30, 2018 and 2019, write-downs of inventories to lower of cost or net realizable value of $729,247 and nil, respectively, were charged to cost of revenues.

During the nine months ended September 30, 2018 and 2019, write-downs of inventories to lower of cost or net realizable value of $730,446 and $557,668, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2018 and September 30, 2019 consisted of the following:

	December 31,	September 30,
	2018	2019
Value added tax recoverable	$5,359,275	$4,906,241
Prepayments to suppliers	1,157,966	32,040
Deposits	56,974	86,064
Staff advances	54,207	38,324
Prepaid operating expenses	309,415	475,178
Prepaid interest expenses	-	81,270
Others	212,617	226,185
	7,150,454	5,845,302
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$7,143,454	$5,838,302

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

6.	Payables to Former Subsidiaries

Payable to former subsidiaries as of December 31, 2018 and September 30, 2019 consisted of the following:

	December 31,	September 30,
	2018	2019
BAK Tianjin	$972,913	$-
BAK Shenzhen	3,328,733	855,860
	$4,301,646	$855,860

Balance as of December 31, 2018 and September 30, 2019 consisted of payables for purchase of inventories from BAK Tianjin and BAK Shenzhen. From time to time, to meet the needs of its customers, the Company purchased products from these former subsidiaries that it did not produce.

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2018 and September 30, 2019 consisted of the following:

	December 31,	September 30,
	2018	2019
Buildings	$23,626,924	$27,492,988
Machinery and equipment	22,159,752	22,180,789
Office equipment	218,581	181,587
Motor vehicles	204,368	163,224
	46,209,625	50,018,588
Impairment	(1,840,596)	(1,770,938)
Accumulated depreciation	(5,460,526)	(7,205,126)
Carrying amount	$38,908,503	$41,042,524

During the three months ended September 30, 2018 and 2019, the Company incurred depreciation expense of $639,239 and $681,089, respectively

During the nine months ended September 30, 2018 and 2019, the Company incurred depreciation expense of $1,749,608 and $2,064,576, respectively

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $21,749,144 and $25,135,164 as of December 31, 2018 and September 30, 2019, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three and nine months ended September 30, 2018 and 2019.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

8.	Construction in Progress

Construction in progress as of December 31, 2018 and September 30, 2019 consisted of the following:

	December 31,	September 30,
	2018	2019
Construction in progress	$23,562,557	$20,211,782
Prepayment for acquisition of property, plant and equipment	1,439,256	133,733
Carrying amount	$25,001,813	$20,345,515

Construction in progress as of December 31, 2018 and September 30, 2019 was mainly comprised of capital expenditures for the construction of the facilities and production lines of CBAK Power.

For the three months ended September 30, 2018 and 2019, the Company capitalized interest of $195,994 and $385,850, respectively, to the cost of construction in progress.

For the nine months ended September 30, 2018 and 2019, the Company capitalized interest of $912,702 and $1,099,687, respectively, to the cost of construction in progress.

9.	Prepaid Land Use Rights, net

Prepaid land use rights as of December 31, 2018 and September 30, 2019 consisted of the followings:

	December 31,	September 30,
	2018	2019
Prepaid land use rights	$8,167,587	$7,858,480
Accumulated amortization	(721,470)	(812,043)
	$7,446,117	$7,046,437
Less: Classified as current assets	(163,352)	(157,170)
	$7,282,765	$6,889,267

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $7,727,365 (RMB53.1 million). Other incidental costs incurred totaled $452,731 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $40,764 and $40,019 for the three months ended September 30, 2018 and 2019 and $129,006 and $122,812 for the nine months ended September 30, 2018 and 2019, respectively.

10.	Intangible Assets, net

Intangible assets as of December 31, 2018 and September 30, 2019 consisted of the followings:

	December 31,	September 30,
	2018	2019
Computer software at cost	$31,025	$29,850
Accumulated amortization	(10,156)	(13,798)
	$20,869	$16,052

Amortization expenses were $1,118 and $1,291 for the three months ended September 30, 2018 and 2019 and $2,515 and $4,195 for the nine months ended September 30, 2018 and 2019, respectively.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

11.	Trade Accounts and Bills Payable

Trade accounts and bills payable as of December 31, 2018 and September 30, 2019 consisted of the followings:

	December 31,	September 30,
	2018	2019
Trade accounts payable	$23,134,269	$24,946,847
Bills payable
- Bank acceptance bills (Notes 1 and 12)	28,911,556	13,921,571
- Commercial acceptance bills	449,238	-
	$52,495,063	$38,868,418

All the bills payable are of trading nature and will mature within six months to one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 2);and

(ii)	$6,353,342 and nil of the Company’s bills receivable as of December 31, 2018 and September 30, 2019, respectively (Note 3).

12.	Loans

Bank loans:

Bank borrowings as of December 31, 2018 and September 30, 2019 consisted of the followings

	December 31,	September 30,
	2018	2019
Current maturities of long-term bank loans	$3,659,324	$10,562,506
Long-term bank borrowings	20,614,194	9,388,894
	$24,273,518	$19,951,400

On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $18.2 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), the Company’s CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, the Company’s former CEO, Ms. Xiaoqiu Yu, wife of the Company’s former CEO, Shenzhen BAK Battery Co., Ltd., the Company’s former subsidiary (“Shenzhen BAK”). Under the banking facilities, the Company borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $17.7 million), bearing fixed interest at 7.2% per annum. The Company also borrowed various bank acceptance bills of RMB3.2 million (approximately $0.4 million) under the facilities. The Company repaid the loan and bank acceptance bills on June 12, 2018.

In the second quarter of 2018, the Company obtained another banking facilities from Bank of Dandong with bank acceptance bills of RMB5.0 million (approximately $0.7 million) for a term until October 17, 2018. The Company repaid the bank acceptance bills on October 17, 2018.

On August 2, 2017, the Company obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $14.0 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, the Company borrowed a series of bank acceptance bills from China Merchants Bank totaled RMB21.3 million (approximately $3.0 million) for a term until October 25, 2018. The facilities expired on August 1, 2018 and the Company repaid the bills on October 25, 2018.

On November 9, 2017, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.0 million) with the term expiring on November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. Under the facilities, bank deposits of approximately 50% were required to secure against this letter of credit. The Company borrowed a net letter of credit of RMB96.1 million (approximately $13.4 million) to November 7, 2018. The Company repaid the letter of credit on November 7, 2018.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

12.	Loans (continued)

Bank loans: (continued)

On June 4, 2018, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $28.0 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, at current rate 6.175% per annum. The loans are repayable in six installments of RMB0.8 million ($0.11 million) on December 10, 2018, RMB24.3 million ($3.40 million) on June 10, 2019, RMB0.8 million ($0.11 million) on December 10, 2019, RMB74.7 million ($10.45 million) on June 10, 2020, RMB0.8 million ($0.11 million) on December 10, 2020 and RMB66.3 million ($9.27 million) on June 10, 2021. The Company repaid the bank loan of RMB0.8 million ($0.11 million) in December 2018 and RMB24.3 million ($3.4 million) in June 2019. Under the facilities, the Company borrowed RMB142.6 million (approximately $19.94 million) as of September 30, 2019. The facilities were secured by the Company’s land use rights, buildings, machinery and equipment.

Further, in August 2018, the Company borrowed a total of RMB60 million (approximately $8.4 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until August 14, 2019, which was secured by the Company’s cash totaled $8.7 million. The Company discounted these two bills payable of even date to China Everbright Bank at a rate of 4.0%. The Company repaid these bills payable in August 2019.

On August 22, 2018, the Company obtained one-year term facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.0 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivables of at least the same amount. The Company borrowed a series of bank acceptance bills totaled RMB28.8 million (approximately $4.03 million) for a term until March 7, 2019. The Company repaid the bank acceptance bills on March 7, 2019.

In November 2018, the Company borrowed a total of RMB100 million (approximately $14.0 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until November 12, 2019, which was secured by the Company’s cash totaled RMB50 million (approximately $7.0 million) and the 100% equity in CBAK Power held by BAK Asia. The Company discounted the bills payable of even date to China Everbright Bank at a rate of 4.0%.

The Company also borrowed a series of acceptance bills from Industrial Bank Co., Ltd. Dalian Branch totaled RMB1.5 million (approximately $0.2 million) for various terms through May 21, 2019, which was secured by bills receivable of RMB1.5 million (approximately $0.2 million). The Company repaid the bank acceptance bills on May 21, 2019.

On October 15, 2019, the Company borrowed a total of RMB28 million (approximately $3.9 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until October 15, 2020, which was secured by the Company’s cash totaled RMB28 million (approximately $3.9 million). The Company discounted the bills payable of even date to China Everbright Bank at a rate of 3.3%.

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	September 30,
	2018	2019
Pledged deposits (note 2)	$16,014,118	$6,994,110
Prepaid land use rights (note 9)	7,446,117	7,046,437
Buildings	17,501,902	19,164,628
Machinery and equipment	10,206,100	8,297,861
Bills receivable (note 3)	6,353,342	-
	$57,521,579	$41,503,036

As of September 30, 2019, the Company had unutilized committed banking facilities of $4.6 million.

During the three months ended September 30, 2018 and 2019, interest of $537,033 and $485,179, respectively, was incurred on the Company’s bank borrowings.

During the nine months ended September 30, 2018 and 2019, interest of $1,633,731 and $1,235,704, respectively, was incurred on the Company’s bank borrowings.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

12.	Loans (continued)

Other Short-term Loans

Other short-term loans as of December 31, 2018 and September 30, 2019 consisted of the following:

		December 31,	September 30,
	Note	2018	2019
Advance from related parties
– Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$11,095,070	$-
– Mr. Xiangqian Li, the Company’s Former CEO	(b)	100,000	100,000
– Mr. Yunfei Li	(c)	116,307	403,274
– Shareholders	(d)	2,035,381	1,024,434
		13,346,758	1,527,708
Advances from unrelated third party
– Mr. Wenwu Yu	(e)	146,813	29,351
– Mr. Longqian Peng	(e)	654,230	629,470
– Mr. Shulin Yu.	(g)	-	503,576
– Jilin Province Trust Co. Ltd	(f)	-	5,539,335
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(e)	-	69,941
		801,043	6,771,673
		$14,147,801	$8,299,381

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
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

12.	Loans (continued)

Other Short-term Loans (continued)

(b)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(d)

The earnest money paid by certain shareholders in relation to share purchase (note 1) were unsecured, non-interest bearing and repayable on demand.

On October 14, 2019, the Company entered into a cancellation agreement with Mr. Shangdong Liu, Ms. Lijuan Wang and Mr. Ping Shen (the creditors). Pursuant to the terms of the cancellation agreement, Mr. Shangdong Liu, Ms. Lijuan Wang and Mr. Ping Shen agreed to convert the earnest money in exchange for 528,053, 528,053 and 528,053 shares of common stock of the Company, respectively, at an exchange price of $0.6 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the earnest money. The cancellation agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the shares.

Up to the date of this report, earnest money of $84,425 remained outstanding.

(e)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(f)	In January 2019, the Company obtained one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $5.6 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, the Company borrowed RMB16.4 million ($2.3 million), RMB15.4 million ($2.2 million), RMB6.6 million ($0.9 million) and RMB1.2 million ($0.2 million) on February 1, 2019, February 22, 2019, March 8, 2019 and March 21, 2019 respectively, bearing annual interest from 11.3% to 11.6%.

(g)	On June 25, 2019, the Company entered into a loan agreement with Mr. Shulin Yu, an unrelated party, to loan RMB3.6 million (approximately $0.5 million) for a term of one year, bearing annual interest of 10% which was guaranteed by Mr. Yunfei Li (the Company’s CEO) and Mr. Wenwu Wang (the Company’s former CFO). As of September 30, 2019, the Company borrowed RMB3.6 million (approximately $0.5 million).

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2018 and September 30, 2019 consisted of the following:

	December 31,	September 30,
	2018	2019
Construction costs payable (note 1)	$5,950,746	$2,172,282
Equipment purchase payable	6,510,571	7,393,938
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	2,362,466	2,516,972
Compensation costs (note 21(ii))	110,657	106,469
Customer deposits	192,113	645,871
Other payables and accruals	1,864,679	2,338,270
	$18,201,351	$16,383,921

(a)	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2018 and September 30, 2019, no liquidated damages relating to both events have been paid.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
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

14.	Deferred Government Grants

Deferred government grants as of December 31, 2018 and September 30, 2019 consist of the following:

	December 31,	September 30,
	2018	2019
Total government grants	$4,457,064	$4,184,634
Less: Current portion	(143,775)	(138,334)
Non-current portion	$4,313,289	$4,046,300

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

The Company offset government grants of $35,878 and $35,219 for the three months ended September 30, 2018 and 2019 and $113,545 and $108,094 for the nine months ended September 30, 2018 and 2019, respectively, against depreciation expenses of the Dalian facilities.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

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

16.	Notes payable

Notes payable as of December 31, 2018 and September 30, 2019 consist of the following:

	December 31,	September 30,
	2018	2019
Notes payable, net of debt discount	$-	$1,293,630

On July 24, 2019, the Company entered into a securities purchase agreement with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company issued a promissory note (the “Note”) to the Lender. The Note has an original principal amount of $1,395,000, bears interest at a rate of 10% per annum and will mature 12 months after the issuance, unless earlier paid or redeemed in accordance with its terms. The Company received proceeds of $1,250,000 after an original issue discount of $125,000 and payment of Lender’s expenses of $20,000. Beginning on the date that is six months after July 24, 2019, Lender shall have the right, exercisable at any time in its sole and absolute discretion, to redeem any amount of this Note up to $250,000.00 per calendar month by providing written notice to Borrower.

The Company recorded the $125,000 as debt discount and is being amortized as interest expense over 12 months period. The Company did not assign any value to the redemption feature of the Note because the redemption of the Note has no value on the redemption portion as of September 30, 2019.

The Company recorded $23,630 and $26,371 to interest expense from the amortization of debt discount and coupon interest, respectively, for the three and nine months ended September 30, 2019.

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
For the three and nine months ended September 30, 2018 and 2019
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

No provision for income taxes in the United States or elsewhere has been made as CBAK had no taxable income for the three and nine months ended September 30, 2018 and 2019.

Hong Kong Tax

BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three and nine months ended September 30, 2018 and 2019 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax

The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the three months and nine months ended September 30, 2018 and 2019.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Income (Loss) before income taxes	$7,920,563	$(1,787,068)	$1,907,042	$(6,928,575)
United States federal corporate income tax rate	21%	21%	21%	21%
Income tax (credit) expenses computed at United States statutory corporate income tax rate	1,663,318	(375,285)	400,479	(1,455,001)
Reconciling items:
Rate differential for PRC earnings	322,253	(42,412)	106,397	(228,917)
Non-deductible expenses	21,333	69,240	118,383	162,110
Share based payments	7,172	83,190	39,691	90,885
Recognition of tax losses previously not recognized	(132,104)	-	(132,104)	-
Valuation allowance on deferred tax assets	(1,881,972)	265,267	(532,846)	1,430,923
Income tax expenses	$-	$-	$-	$-

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

17.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(a)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2018 and September 30, 2019 are presented below:

	December 31,	September 30,
	2018	2019
Deferred tax assets
Trade accounts receivable	$1,031,389	$1,025,827
Inventories	1,715,161	1,600,189
Property, plant and equipment	618,416	275,833
Provision for product warranty	562,654	550,324
Net operating loss carried forward	26,595,654	28,502,024
Valuation allowance	(30,523,274)	(31,954,197)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of December 31, 2018 and September 30, 2019, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $19,374,795 and $27,000,275, respectively, which will expire in various years through 2023. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2019 through September 30, 2019 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2019	$7,129,285	$-	$7,129,285
Decrease in unrecognized tax benefits taken in current period	(269,811)	-	(269,811)
Balance as of September 30, 2019	$6,859,474	$-	$6,859,474

As of December 31, 2018 and September 30, 2019, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
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

The Company recorded non-cash share-based compensation expense of nil and $17,160 for the three and nine months ended September 30, 2018, in respect of the restricted shares granted on June 30, 2015, respectively.

The Company recorded non-cash share-based compensation expense of $nil for three and nine months ended September 30, 2019, in respect of the restricted shares granted on June 30, 2015, respectively.

As of September 30, 2019, there was no unrecognized stock-based compensation associated with the above restricted shares. As of September 30, 2019, 1,667 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

18.	Share-based Compensation (continued)

Restricted Shares (continued)

Restricted shares granted on April 19, 2016

On April 19, 2016, pursuant to the Company’s 2015 Equity Incentive Plan, the Compensation Committee granted an aggregate of 500,000 restricted shares of the Company’s common stock to certain employees, officers and directors of the Company, of which 220,000 restricted shares were granted to the Company’s executive officers and directors. There are three types of vesting schedules. First, if the number of restricted shares granted is below 3,000, the shares will vest annually in 2 equal installments over a two year period with the first vesting on June 30, 2017. Second, if the number of restricted shares granted is larger than or equal to 3,000 and below 10,000, the shares will vest annually in 3 equal installments over a three year period with the first vesting on June 30, 2017. Third, if the number of restricted shares granted is above or equal to 10,000, the shares will vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016. The fair value of these restricted shares was $2.68 per share on April 19, 2016. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method.

The Company recorded non-cash share-based compensation expense of $34,148 and $171,842 for the three and nine months ended September 30, 2018, in respect of the restricted shares granted on April 19, 2016, respectively.

The Company recorded non-cash share-based compensation expense of nil and $36,641 for the three and nine months ended September 30, 2019, in respect of the restricted shares granted on April 19, 2016, respectively.

As of September 30, 2019, there was no unrecognized stock-based compensation associated with the above restricted shares and no vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

18.	Share-based Compensation (continued)

Restricted Shares (continued)

Restricted shares granted on August 23, 2019

On August 23, 2019, pursuant to the Company’s 2015 Equity Incentive Plan, the Compensation Committee granted an aggregate of 1,887,000 restricted share units of the Company’s common stock to certain employees, officers and directors of the Company, of which 710,000 restricted share units were granted to the Company’s executive officers and directors. There are two types of vesting schedules, (i) the share units will vest semi-annually in 6 equal installments over a three year period with the first vesting on September 30, 2019; (ii) the share units will vest annual in 3 equal installments over a three year period with the first vesting on March 31, 2021. The fair value of these restricted shares was $0.9 per share on August 23, 2019. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method.

The Company recorded non-cash share-based compensation expense of $396,144 for the three and nine months ended September 30, 2019, in respect of the restricted shares granted on August 23, 2019, respectively.

As of September 30, 2019, non-vested restricted share units granted on August 23, 2019 are as follows:

Non-vested share units as of August 23, 2019
Granted	1,887,000
Vested	(307,000)
Forfeited	-
Non-vested share units as of September 30, 2019	1,580,000

As of September 30, 2019, there was unrecognized stock-based compensation $1,302,156 associated with the above restricted share units. As of September 30, 2019, 307,000 vested shares were to be issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and nine months ended September 30, 2019.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

19.	Income (Loss) Per Share

The following is the calculation of income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Net income (loss)	$7,920,563	$(1,787,068)	$1,907,042	$(6,928,575)
Less: Net loss attributable to non-controlling interests	7,964	14,446	11,457	51,177
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	7,928,527	(1,772,622)	1,918,499	(6,877,398)

Weighted average shares outstanding – basic (note)	26,660,814	42,262,408	26,642,749	35,508,896
Dilutive unvested restricted stock	47,632	-	81,131	-
Weighted average shares outstanding – diluted	26,708,446	42,262,408	26,723,880	35,508,896

Income (loss) per share of common stock
Basic	$0.30	$(0.04)	$0.07	$(0.19)
Diluted	$0.30	$(0.04)	$0.07	$(0.19)

Note:	Including 13,338 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and nine months ended September 30, 2018; and 307,000 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and nine months ended September 30, 2019.

For the three and nine months ended September 30, 2018, 141,333 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

For the three and nine months ended September 30, 2019, 1,580,000 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

21.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2018 and September 30, 2019, the Company had the following contracted capital commitments:

	December 31,	September 30,
	2018	2019
For construction of buildings	$3,439,794	$3,309,613
For purchases of equipment	2,226,776	335,502
Capital injection to CBAK Power and CBAK Trading (Note 1)	20,400,000	23,900,000
	$26,066,570	$27,545,115

(ii)	Litigation

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

On July 7, 2016, Shenzhen Huijie, one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, for the failure to pay pursuant to the terms of the contract and for entrusting part of the project to a third party without their prior consent. The plaintiff sought a total amount of $1,179,318 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million, which the Company already accrued for at June 30, 2016), interest of $29,812 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,179,318 (RMB 8,430,792) for a period of one year. On September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. Further on August 27, 2018, the court of Zhuanghe froze the bank deposits for another one year until August 27, 2019, upon the request of Shenzhen Huijie. On August 27, 2019, the court of Zhuanghe again froze the bank deposits for another one year until August 27, 2020, upon the request of Shenzhen Huijie.

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million, the Company has accrued for these amounts as of September 30, 2018. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian”) challenging the lower court’s judgement rendered on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgment and remand the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and determined an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,277,106 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe made a judgment that Shenzhen Huijie should pay back to CBAK Power $248,198 (RMB 1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. As of September 30, 2019, the Company has already paid $1.5 million (RMB11.0 million) and accrued $0.9 million (RMB 6.1 million) for the construction cost incurred and completed by Shenzhen Huijie.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

21.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

In late February 2018, CBAK Power received a notice from the Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for the failure to perform pursuant to the terms of a fire-control contract. The plaintiff sought a payment of RMB244,942 ($34,263), including construction costs of RMB238,735 ($33,795) and interest of RMB6,207 ($868). The Company has accrued for these amounts as of September 30, 2018. On October 16, 2018, the Court of Zhuanghe issued a judgment that because certain items as stipulated in the fire-control contract were not completed by Shenzhen Huijie, the Company is liable to pay RMB77,043 ($10,777) and interest thereon accruing from July 24, 2017 to Shenzhen Huijie. On January 29, 2019, the Court of Dalian dismissed the appeal by Shenzhen Huijie and affirmed the original judgement.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,661,676), including goods amount of RMB17,428,000 ($2,437,867) and interest of RMB851,858 ($119,160). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,437,867) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($18,392). The judgement went into effect in February 2018 and is currently in the execution phase. On June 29, 2018, the Company filed an application with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’ shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the Company’s application that all the Anyuan Bus’ shareholders should be liable to pay the Company the debt as confirmed under the trial. On March 29, 2019, the Company received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as debtors. On April 11, 2019, the Company filed an appellate petition to Court of Dalian challenging the judgment from the Court of Zhuanghe. On October 9, 2019, the Court of Dalian dismissed the appeal by the Company and affirmed the original judgment.

As of December 31, 2018 and September 30, 2019, the Company had made a full provision against the receivable from Anyuan Bus of RMB17,428,000 ($2,437,867).

On July 25, 2019, the Company received notice from Shenzhen Court of International Arbitration that Shenzhen Xinjiatuo Automobile Technology Co., Ltd filed arbitration against the Company for the failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.16 million (RMB1,112,269), including equipment cost of $0.14 million (RMB976,000) and interest of $0.02 million (RMB136,269). As of September 30, 2019, the Company has accrued the equipment cost of $0.14 million (RMB976,000). On August 7, 2019, the Company filed a counterclaim arbitration against Shenzhen Xinjiatuo Automobile Technology Co., Ltd for return of the prepayment due to the unqualified equipment, and sought a total amount of $0.28 million (RMB 1,986,400), including return of prepayment of $0.2 million (RMB 1,440,000), liquidated damages of $67,143 (RMB480,000) and litigation fees of $9,294 (RMB66,440). On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269), including equipment cost $0.14 million (RMB976,000), interest $0.02 million (RMB136,269) and litigation fees of $699 (RMB5,000) for a period of three months. The Company believes that the plaintiff's claims are without merit and intend to vigorously defend themselves in this proceeding.

In early September, 2019, several employees of CBAK Suzhou files arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $89,295 (RMB 638,359) and compensation of $75,956 (RMB 543,000), totaling $0.17 million (RMB 1,181,359). In addition, upon the request of the employees, the court of Suzhou Industrial Park ruled that the bank deposits of CBAK Suzhou totaling $0.17 million (RMB 1,181,359) should be frozen for a period of one year. As of September 30, 2019, $52,990 (RMB378,820) was frozen by bank. On September 5, 2019, CBAK Suzhou and the employees reached an agreement that CBAK Suzhou will pay these salaries and compensation.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

22.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised or more of net revenue for the three months ended September 30, 2018 and 2019 as follows:

	Three months ended September 30,
	2018		2019
Customer A	$1,672,191	29.92%	$2,118,783	26.19%
Customer B	2,081,697	37.24%	*	*
Customer C	852,331	15.25%	*	*
Customer D	*	*	2,264,415	27.99%
Zhengzhou BAK Battery Co., Ltd	*	*	1,941,101	23.99%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised or more of net revenue for the nine months ended September 30, 2018 and 2019 as follows:

	Nine months ended September 30,
	2018		2019
Customer A	$5,374,871	35.95%	$5,994,110	34.19%
Customer B	2,081,697	13.92%	*	*
Customer C	*	*	*	*
Customer D	*	*	3,330,675	19.00%
Zhengzhou BAK Battery Co., Ltd	*	*	1,941,101	11.07%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable (net) as of December 31, 2018 and September 30, 2019 as follows:

	December 31, 2018		September 30, 2019
Customer A	$1,769,416	11.49%	$1,524,997	12.05%
Customer C	2,293,257	14.89%	2,206,467	17.44%
Zhengzhou BAK Battery Co., Ltd	*	*	2,113,251	12.69%
Customer E	4,283,023	27.82%	*	*

*	Comprised less than 10% of account receivable (net) for the respective period.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

22.	Concentrations and Credit Risk (continued)

(a)	Concentrations (continued)

For the three and nine months ended September 30, 2018 and 2019, the Company recorded the following transactions:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Purchase of inventories from
BAK Shenzhen**	$-	$-	$108,718	$65,102
Zhengzhou BAK Battery Co., Ltd*	-	-	2,062,432	-
Zhengzhou BAK New Energy Vehicle Co., Ltd.#		3,838,213		3,838,213

Sales of finished goods to
BAK Tianjin	4,073	-	31,610	-
BAK Shenzhen**	-	-	-	769,052
Zhengzhou BAK Battery Co., Ltd*	-	1,941,101	-	1,941,101

Proceeds on disposal of patented proprietary technology offset against amount due to BAK Shenzhen (Note 6)**	$13,034,583	$-	$13,034,583	$-

*	Mr. Xiangqian Li, the former CEO, is a director of this company. As of September 30, 2019 and December 31, 2018, payable to Zhengzhou BAK Battery Co., Ltd were $2,219,441 and $2,291,261, respectively, was included in trade accounts and bills payable and $2,113,251 and nil was included in trade accounts and bills receivable, net.
#

Mr. Xiangqian Li, the former CEO, is a director of this company. As of September 30, 2019 and December 31, 2018, payable to Zhengzhou BAK New Energy Vehicle Co., Ltd were $4,162,895 and nil, respectively, was included in trade accounts and bills payable.

**	Mr. Xiangqian Li, our former CEO, is a director of this company.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2018 and 2019
(Unaudited)
(In US$ except for number of shares)

22.	Concentrations and Credit Risk (continued)

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2018 and September 30, 2019, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

After the disposal of BAK International and its subsidiaries (see Note 1), the Company focused on producing high-power lithium battery cells. Net revenues for the three and nine months ended September 30, 2018 and 2019 were as follows:

Net revenues by product:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
High power lithium batteries used in:
Electric vehicles	$2,280,763	$2,885,305	$4,099,646	$4,425,875
Light electric vehicles	44,195	-	64,315	-
Uninterruptable supplies	3,264,413	5,204,499	10,788,509	13,106,540
Total	$5,589,371	$8,089,804	$14,952,470	$17,532,415

Net revenues by geographic area:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Mainland China	$3,799,136	$8,016,931	$12,299,525	$17,034,593
USA	1,765,193	(3,638)	1,858,225	219,827
Europe	(2,765)	-	101,466	-
PRC Taiwan	(2,512)	(7)	96,513	445
Israel	30,988	(1,980)	537,757	119,698
Others	(669)	78,498	58,984	157,852
Total	$5,589,371	$8,089,804	$14,952,470	$17,532,415

Substantially all of the Company’s long-lived assets are located in the PRC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd, a subsidiary of CBAK Power, was established in Suzhou, China. CBAK Suzhou focuses on the development and manufacture of new energy high power battery packs.

Effective on November 30, 2018, the trading symbol for our common stock was changed from CBAK to CBAT. Effective at the opening of business on June 21, 2019, the Company’s common stock started trading on the Nasdaq Capital Market.

Overview

Our Dalian manufacturing facilities began its commercial operations in July 2015. We are now engaged in the business of developing, manufacturing and selling new energy high power lithium batteries, which are mainly used in the following applications:

●	Electric vehicles (“EV”), such as electric cars, electric buses, hybrid electric cars and buses;

●	Light electric vehicles (“LEV”), such as electric bicycles, electric motors, sight-seeing cars; and

●	Electric tools, energy storage, uninterruptible power supply, and other high power applications.

We have received most of the operating assets, including customers, employees, patents and technologies of our former subsidiary, BAK International (Tianjin) Ltd. (“BAK Tianjin”). Such assets were acquired in exchange for a reduction in receivables from our former subsidiaries that were disposed in June 2014. While we have equipped with complete production equipment which can fulfill most of our customers’ needs, from time to time we have outsourced and will continue to outsource special production which we do not product to other manufacturers until our Dalian manufacturing facility can fulfill our customers’ needs, if necessary.

We generated revenues of $5.6 million and $8.1 million for the three months ended September 30, 2018 and 2019, respectively. We had a net profit of $7.9 million and a net loss of $1.8 million in the three months ended September 30, 2018 and 2019, respectively. As of September 30, 2019, we had an accumulated deficit of $172.3 million and net assets of $11.5 million. We had a working capital deficiency and accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of September 30, 2019.

Bank Loans

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $18.2 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, wife of our former CEO, Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). Under the banking facilities, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $17.7 million), bearing fixed interest at 7.2% per annum. We also borrowed a various bank acceptance bills of RMB3.2 million (approximately $0.4 million) under the facilities. We repaid the loan and bank acceptance bills on June 12, 2018.

In the second quarter of 2018, we obtained another banking facilities from Bank of Dandong with bank acceptance bills of RMB5.0 million (approximately $0.7 million) for a term until October 17, 2018. We repaid the bank acceptance bills on October 17, 2018.

On August 2, 2017, we obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $14.0 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, we borrowed a series of bank acceptance bills from China Merchants Bank totaled RMB21.3 million (approximately $3.0 million) for a term until October 25, 2018. The facilities expired on August 1, 2018 and we repaid the bills on October 25, 2018.

On November 9, 2017, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.0 million) with the term expiring on November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. Under the facilities, bank deposits of approximately 50% was required to secure against this letter of credit. We discounted this letter of credit of even date to China Everbright Bank at a rate of 4.505%. We repaid the letter of credit on November 7, 2018.

On June 4, 2018, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $28.0 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, which is currently 6.175% per annum. The loans are repayable in six installments of RMB0.8 million ($0.11 million) on December 10, 2018, RMB24.3 million ($3. 40 million) on June 10, 2019, RMB0.8 million ($0.11 million) on December 10, 2019, RMB74.7 million ($10.45 million) on June 10, 2020, RMB0.8 million ($0.11 million) on December 10, 2020 and RMB66.3 million ($9.27 million) on June 10, 2021. We repaid the bank loan of RMB0.8 million ($0.11 million) in December 2018 and RMB24.3 million ($3.4 million) in June 2019. Under the facilities, we borrowed RMB142.6 million (approximately $19.94 million) as of September 30, 2019. The facilities were secured by the Company’s land use rights, buildings, machinery and equipment.

Further, in August 2018, we borrowed a total of RMB60 million (approximately $8.4 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until August 14, 2019, which was secured by our cash totaled $8.7 million. We discounted these two bills payable of even date to China Everbright Bank at a rate of 4.0%. We have repaid these two bills payable in August 2019.

On August 22, 2018, we obtained one-year term facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.0 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivables of at least the same amount. We borrowed a series of bank acceptance bills totaled RMB28.8 million (approximately $4.03 million) for a term until March 7, 2019. We repaid the bank acceptance bills on March 7, 2019.

In November 2018, we borrowed a total of RMB100 million (approximately $14.0 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until November 12, 2019, which was secured by our cash totaled RMB50 million (approximately $7.0 million) and the 100% equity in CBAK Power held by BAK Asia. We discounted the bills payable of even date to China Everbright Bank at a rate of 3.3%.

We also borrowed a series of acceptance bills from Industrial Bank Co., Ltd. Dalian Branch totaled RMB1.5 million (approximately $0.2 million) for various terms through May 21, 2019, which was secured by bills receivable of RMB1.5 million (approximately $0.2 million). We repaid the bank acceptance bills on May 21, 2019.

On October 15, 2019, the Company borrowed a total of RMB28 million (approximately $3.9 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until October 15, 2020, which was secured by the Company’s cash totaled RMB28 million (approximately $3.9 million). The Company discounted the bills payable of even date to China Everbright Bank at a rate of 4.0%.

Personal Loans and Debt Cancellation

As of September 30, 2019, we had unutilized committed banking facilities of $4.6 million. We plan to renew these loans upon maturity, and intend to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required.

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

On February 17, 2017, we signed a letter of understanding with each of eight individual investors, who are also our current shareholders, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of our common stock totaling $10 million. The issue price was determined with reference to the market price prior to the issuance of new shares. In January 2017, the shareholders paid us a total of $2.1 million as refundable earnest money, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a refundable earnest money of $0.2 million. In April and May 2017, we received cash of $9.6 million from these shareholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which we agreed to issue an aggregate of 6,403,518 shares of common stock to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, including 764,018 shares were issued to Mr. Yunfei Li, our CEO. On June 22, 2017, we issued the shares to the investors. The issuance of the shares to the investors was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, and Regulation S promulgated thereunder.

From January to March 2019, according to the investment agreements and agreed by the investors, we returned partial earnest money of $760,721 (approximately RMB5.2 million) to these investors.

On October 14, 2019, we reached an agreement with Mr. Shangdong Liu, Ms. Lijuan Wang and Mr. Ping Shen (the creditors) and the creditors agreed to convert the earnest money that we have not returned to them (the “Unpaid Earnest Money”) into shares of common stock of the Company at an exchange price of $0.6 per share. Upon receipt of the shares, the creditors would release the Company from any claims, demands and other obligations relating to the Unpaid Earnest Money.

On January 7, 2019, each of Mr. Dawei Li and Mr. Yunfei Li entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $3.4 million (RMB23,980,950) and $1.6 million (RMB11,647,890) (totaled $5.0 million, the “First Debt”) to Mr. Dawei Li and Mr. Yunfei Li, respectively.

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

On April 26, 2019, each of Mr. Jun Lang, Ms. Jing Shi and Asia EVK Energy Auto Limited (“Asia EVK”) entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $0.3 million (RMB2,225,082), $0.1 million (RMB 912,204) and $5.0 million (RMB35,406,036) (collectively $5.4 million, the “Second Debt”) to Mr. Jun Lang, Ms. Jing Shi and Asia EVK, respectively.

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

On June 28, 2019, each of Mr. Dawei Li and Mr. Yunfei Li entered into an agreement with CBAK Power to loans approximately $1.4 million (RMB10,000,000) and $2.5 million (RMB18,000,000) respectively to CBAK Power for a terms of six months (collectively $3.9 million, the “Third Debt”). The loan was unsecured, non-interest bearing and repayable on demand.

On July 16, 2019, each of Asia EVK and Mr. Yunfei Li entered into an agreement with CBAK Power and Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. (the Company’s construction contractor) whereby Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. assigned its rights to the unpaid construction fees owed by CBAK Power of approximately $2.8 million (RMB20,000,000) and $0.4 million (RMB2,813,810) (collectively $3.2 million, the “Fourth Debt”) to Asia EVK and Mr. Yunfei Li, respectively.

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

On July 24, 2019, we entered into a securities purchase agreement with Atlas Sciences, LLC (the “Lender”), pursuant to which we issued a promissory note (the “Note”) to the Lender. The Note has an original principal amount of $1,395,000, bears interest at a rate of 10% per annum and will mature 12 months after the issuance, unless earlier paid or redeemed in accordance with its terms. We received proceeds of $1,250,000 after an original issue discount of $125,000 and payment of Lender’s expenses of $20,000.

On October 10, 2019, each of Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen entered into an agreement with CBAK Power and Zhengzhou BAK New Energy Vehicle Co., Ltd. (the Company’s supplier) whereby Zhengzhou BAK New Energy Vehicle Co., Ltd. assigned its rights to the unpaid inventories cost owed by CBAK Power of approximately $2.1 million (RMB15,000,000), $1.0 million (RMB7,380,000) and $1.0 million (RMB7,380,000) (collectively $4.2 million, the “Fifth Debt”) to Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen, respectively.

On October 14, 2019, we entered into a cancellation agreement with Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen (the creditors). Pursuant to the terms of the cancellation agreement, Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen agreed to cancel and convert the Fifth Debt and the Unpaid Earnest Money in exchange for 528,053, 3,536,068, 2,267,798 and 2,267,798 shares of common stock of the Company, respectively, at an exchange price of $0.6 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the Fifth Debt and the Unpaid Earnest Money. The cancellation agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the shares.

In the meanwhile, due to the growing environmental pollution problem, the Chinese government has been providing support to the development of new energy facilities and vehicles for several years. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe that with the booming market demand for high power lithium ion products, we can continue as a going concern and return to profitability.

In 2015, to promote the development of electric vehicles industry, the Chinese government issued a subsidy policy named Notice of 2016-2020 New Energy Vehicles Promotion with Financial Support, which regulated central and local government subsidies to consumers who purchase electric vehicles. The policy regulates a certain subsidy standard for various types of electric vehicles in connection with the endurance mileage, battery pack energy density, energy consumption level, which means new energy vehicles providing long driving range and high technical performance will get higher subsidies. For the purposes of establishing a long-term mechanism for the administration of energy conservation and new energy vehicles, and promoting the sound development of the automobile industry, Chinese government reduced the subsidy standard for electric vehicles once a year while made several other policies to stimulate the increase of new energy vehicles. On December 26, 2017, the Chinese government issued a policy for exemption of purchase tax for electric vehicles for another three years until 2020.

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

Pursuant to the “Notice on Adjusting and Improving the Policy of Financial Subsidy for the Promotion and Application of New Energy Vehicles” jointly released by the Ministry of Finance, the Ministry of Industry and Information Technology, the Ministry of Science and Technology and the National Development and Reform Commission of the PRC on February 12, 2018, new subsidy standards have been implemented for new energy vehicles sold in China after June 12, 2018. As a result, new energy vehicles will receive different subsidies based on their driving range and technical performance. New energy vehicles providing long driving range and high technical performance will get higher subsidies. The implementation of the new subsidy policies should in a long tem result in a healthy development of the new energy vehicles market as a whole. However, in a short term many electric vehicle manufactures are inevitably negatively impacted by the new subsidy policies, and the price of EV batteries in Chinese market decreased sharply as a result. Given the adverse market environment, we plan to focus our resources on the existing prismatic batteries and uninterruptable power batteries and temporarily reduce the investment on R&D of new products for electric vehicle market before it returns to a benign competition environment. In September 2018, we transferred a patented proprietary high capacity prismatic technology, which we had been developing since 2017, to Shenzhen BAK Power Battery Co., Ltd (“BAK Shenzhen”), our former subsidiary, with a consideration of RMB85,144,500 (approximately $11.9 million).

Financial Performance Highlights for the Quarter Ended September 30, 2019

The following are some financial highlights for the quarter ended September 30, 2019:

●	Net revenues: Net revenues increased by $2.5 million, or 45%, to $8.1 million for the three months ended September 30, 2019, from $5.6 million for the same period in 2018.

●	Gross profit (loss): Gross profit was $0.7 million, representing an increase of $2.5 million, for the three months ended September 30, 2019, from gross loss of $1.8 million for the same period in 2018.

●	Operating loss: Operating loss was $1.5 million for the three months ended September 30, 2019, reflecting a decrease of $2.6 million from an operating loss of $4.1 million for the same period in 2018.

●	Net loss: Net loss was $1.8 million for the three months ended September 30, 2019, representing an increase in loss of $9.7 million from net profit of $7.9 million for the same period in 2018.

●	Fully diluted income (loss) per share: Fully diluted loss per share was $0.04 for the three months ended September 30, 2019, as compared to fully diluted income per share of $0.30 for the same period in 2018.

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

Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We recognize the incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Revenues from product sales are recorded as net of reserves established for applicable discounts and allowances that are offered within contracts with our customers.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2019

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months ended September 30,		Change
	2018	2019	$	%
Net revenues	$5,589	$8,089	2,500	44.73
Cost of revenues	(7,427)	(7,430)	(3)	(0.04)
Gross profit (loss)	(1,838)	659	2,497	135.85
Operating expenses:
Research and development expenses	(604)	(478)	126	20.86
Sales and marketing expenses	(370)	(279)	91	24.59
General and administrative expenses	(1,303)	(1,402)	(99)	(7.59)
Total operating expenses	(2,277)	(2,159)	118	5.18
Operating loss	(4,115)	(1,500)	2,615	63.55
Finance expenses, net	(299)	(324)	(25)	(8.36)
Other income, net	12,335	37	(12,298)	(99.70)
Income (Loss) before income tax	7,921	(1,787)	(9,708)	(122.56)
Income tax expenses	-	-	-
Net income (loss)	7,921	(1,787)	(9,708)	(122.56)
Less: Net loss attributable to non-controlling interests	8	14	6	75.00
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	$7,929	$(1,773)	(9,702)	(122.36)

Net revenues. Net revenues were $ 8.1 million for the three months ended September 30, 2019, as compared to $5.6 million for the same period in 2018, representing an increase of $2.5 million, or 44.74%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended September 30,		Change
	2018	2019	$	%
High power lithium batteries used in:
Electric vehicles	$2,281	$2,885	604	26.47
Light electric vehicles	44	-	(44)	(100)
Uninterruptable supplies	3,264	5,204	1,941	59.43
Total	$5,589	$8,089	2,500	44.73

Net revenues from sales of batteries for electric vehicles were $2.9 million for the three months ended September 30, 2019 as compared to $2.3 million in the same period of 2018, representing an increase of $2.3 million, or 26.47%.

Net revenues from sales of batteries for light electric vehicles was nil for the three months ended September 30, 2019, compared to approximately $44,000 in the same period of 2018, representing a decrease of approximately $44,000, or 100%. As we did not receive orders from our customers for this type of batteries, we did not sell batteries for light electric vehicles during the three months ended September 30, 2019.

Net revenues from sales of batteries for uninterruptable power supplies was $5.2 million for the three months ended September 30, 2019, as compared with $3.3 million in the same period in 2018, representing an increase of $1.9 million, or 59.43%. As a result of our marking efforts by focusing on this area in 2019, sale of batteries for uninterruptable power supplies increased significantly.

Cost of revenues. Cost of revenues was $7.4 million for the three months ended September 30, 2019, which was stable as compared to the same period in 2018. Included in cost of revenues was write-down of obsolete inventories of nil for three months ended September 30, 2019, while write-down of obsolete inventories was $0.7 million for the same period in 2018. We write down the inventory value whenever there is an indication that it is impaired, the increase in provision of inventory is mainly due to the increase of inventory with ageing over 1 year. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross profit (loss). Gross profit for the three months ended September 30, 2019 was $0.7 million, or 8.1% of net revenues, as compared to gross loss of $1.8 million, or 32.9% of net revenues for the same period in 2018. Our Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. In particular, we need to maintain a high level of skilled production staff, in anticipation of the increased demand for our products following the release of the government subsidy policy of new energy vehicles in 2019. With our sustained effort, the quality passing rate of our product has improved due to cost control and enhancement works on production line. As a result, we recorded a gross profit for the three months ended September 30, 2019.

Research and development expenses. Research and development expenses decreased to $0.5 million for the three months ended September 30, 2019, as compared to $0.6 million for the same period in 2018, a decrease of $0.1 million, or 20.9%.

Sales and marketing expenses. Sales and marketing expenses decreased to $0.3 million for the three months ended September 30, 2019, as compared to approximately $0.4 million for the same period in 2018, a decrease of approximately $0.1 million, or 24.6%. Our managers have implemented a new control policy over the sales and marketing expenses in 2019, which reduced travel and transportation expenses.

General and administrative expenses. General and administrative expenses increased to $1.4 million for the three months ended September 30, 2019, as compared to approximately $1.3 million for the same period in 2018, an increase of approximately $0.1 million, or 8%.

Operating loss. As a result of the above, our operating loss totaled $1.5 million for the three months ended September 30, 2019, as compared to $4.1 million for the same period in 2018, representing a decrease of $2.6 million, or 64%.

Finance expenses, net. Finance expenses, net, consist primarily of interest income and interest on bank loans, other loans and promissory note, net of capitalized interest. Finance cost remains stable at $0.3 million for the three months ended September 30, 2019 and 2018.

Other income: Other income was $0.04 million for the three months ended September 30, 2019, as compared to other income of approximately $12.3 million for the same period 2018. We recorded a gain on the transfer of our patented proprietary technology to BAK Shenzhen of $12.3 million in the third quarter of 2018.

Net income (loss). As a result of the foregoing, we had a net loss of $1.8 million for the three months ended September 30, 2019, compared to a net income of $7.9 million for the same period in 2018.

Comparison of Nine Months Ended September 30, 2018 and 2019

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months ended September 30,		Change
	2018	2019	$	%
Net revenues	$14,952	$17,532	2,580	17.26
Cost of revenues	(18,186)	(17,322)	864	4.75
Gross profit (loss)	(3,234)	210	3,444	106.49
Operating expenses:
Research and development expenses	(1,969)	(1,425)	544	27.63
Sales and marketing expenses	(984)	(906)	78	7.93
General and administrative expenses	(3,632)	(3,984)	(352)	(9.69)
Total operating expenses	(6,585)	(6,315)	270	4.10
Operating loss	(9,819)	(6,105)	3,714	37.82
Finance expenses, net	(605)	(973)	(368)	(60.82)
Other income, net	12,331	149	(12,182)	(98.79)
Income (Loss) before income tax	1,907	(6,929)	(8,836)	(463.35)
Income tax expenses	-	-	-	-
Net income (loss)	1,907	(6,929)	(8,836)	(463.35)
Less: Net loss attributable to non-controlling interests	11	51	40	363.64
Net income (loss)attributable to shareholders of CBAK Energy Technology, Inc.	1,918	(6,878)	(8,796)	(458.60)

Net revenues. Net revenues were $17.5 million for the nine months ended September 30, 2019, as compared to $15.0 million for the same period in 2018, representing an increase of $2.6 million, or 17.3%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Nine months ended September 30,		Change
	2018	2019	$	%
High power lithium batteries used in:
Electric vehicles	$4,100	$4,426	326	7.95
Light electric vehicles	64	-	(64)	(100)
Uninterruptable supplies	10,788	13,106	2,318	21.49
Total	$14,952	$17,532	2,580	17.26

Net revenues from sales of batteries for electric vehicles were $4.4 million for the nine months ended September 30, 2019 as compared to $4.1 million in the same period of 2018, representing an increase of $0.3 million, or 8.0%.

Net revenues from sales of batteries for light electric vehicles was nil for the nine months ended September 30, 2019, compared to $64,000 in the same period of 2018, representing a decrease of $64,000, or 100%. As we did not receive orders from our customers for this type of batteries, we did not sell batteries for light electric vehicles during the nine months ended September 30, 2019.

Net revenues from sales of batteries for uninterruptable power supplies was $13.1 million in the nine months ended September 30, 2019, as compared with $10.8 million in the same period in 2018, representing an increase of $2.3 million, or 21.5%. As a result of our marking efforts by focusing on this area in 2019, sale of batteries for uninterruptable power supplies increased significantly.

Cost of revenues. Cost of revenues decreased to $17.3 million for the nine months ended September 30, 2019, as compared to $18.2 million for the same period in 2018, a decrease of $0.9 million, or 4.8%. Included in cost of revenues was write-down of obsolete inventories of $0.6 million for nine months ended September 30, 2019, as compared to $0.7 million for the same period in 2018. We write down the inventory value whenever there is an indication that it is impaired, the increase in provision of inventory is mainly due to the increase of inventory with ageing over 1 year. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross profit (loss). Gross profit (loss) for the nine months ended September 30, 2019 was $0.2 million, or 1.2% of net revenues as compared to gross loss of $3.2 million, or -21.6% of net revenues, for the same period in 2018, representing an increase in gross profit of $3.4 million. Our Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. In particular, we need to maintain a high level of skilled production staff, in anticipation of the increased demand for our products following the release of the government subsidy policy of new energy vehicles in 2019. With our sustained effort, the quality passing rate of our product has improved due to cost control and enhancement works on production line. As a result, we recorded a gross profit for the nine months ended September 30, 2019.

Research and development expenses. Research and development expenses decreased to approximately $1.4 million for the nine months ended September 30, 2019, as compared to approximately $2.0 million for the same period in 2018, a decrease of $0.5 million, or 27.6%. The decrease of research and development expenses was mainly due to the decrease of usage on materials and consumables. We incurred less R&D expenses after the transfer of our patented proprietary technology to BAK Shenzhen of $12.3 million in the third quarter of 2018.

Sales and marketing expenses. Sales and marketing expenses were $0.9 million for the nine months ended September 30, 2019, as compared to $1.0 million for the same period in 2018, a slight decrease of $0.1 million, or 8.0%.

General and administrative expenses. General and administrative expenses increased to $4.0 million for the nine months ended September 30, 2019, as compared to $3.6 million for the same period in 2018, representing an increase of $0.4 million, or 9.7%. The increase in general and administrative expenses was mainly resulted from a $0.3 million increases in allowance for doubtful accounts for the nine months ended September 30, 2019, as compared to the same period in 2018. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $6.1 million for the nine months ended September 30, 2019, as compared to $9.8 million for the same period in 2018, representing a decrease of $3.7 million, or 38%.

Finance expenses, net. Finance expenses, net increased to $1 million for the nine months ended September 30, 2019, as compared to approximately $0.6 million for the same period last year, an increase of $0.4 million, or 61%. Interest expenses in 2019 increased as result of our higher average bank loan balances. The increase in finance expenses was mainly caused by an increase of $0.3 million of interest on other borrowings. In the first quarter 2019, we borrowed $5.5 million from Jilin Province Trust Co. Ltd., bearing annual interest from 11.3% to 11.6%. As a result, our finance costs increased in the nine months ended September 30, 2019.

Other income: Other income was $0.1 million for the nine months ended September 30, 2019, as compared to approximately $12.3 million for the same period 2018. We recorded a gain on the transfer of our patented proprietary technology to BAK Shenzhen of $12.3 million in the third quarter of 2018.

Net income (loss). As a result of the foregoing, we had a net loss of $6.9 million for the nine months ended September 30, 2019, compared to a net income of $1.9 million for the same period in 2018.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term bank loans, other short-term loans and bills payable under bank credit agreements, advances from our related and unrelated parties, investors and issuance of capital stock.

As of September 30, 2019, we had cash and cash equivalents of $0.2 million. Our total current assets were $42.1 million and our total current liabilities were $76.4 million, resulting in a net working capital deficiency of $34.3 million. These factors raise substantial doubts about our ability to continue as a going concern.

As disclosed under Item 2 of PART I, “BUSINESS—Overview”, we have obtained banking facilities from various local banks in China. As of September 30, 2019, we had unutilized committed banking facilities of $4.6 million.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2018	2019
Net cash provided by (used in) operating activities	$9,141	$(13,906)
Net cash used in investing activities	(6,561)	(1,999)
Net cash provided by financing activities	7,371	7,291
Effect of exchange rate changes on cash and cash equivalents	(1,053)	(494)
Net increase (decrease) in cash and cash equivalents and restricted cash	8,898	(9,108)
Cash and cash equivalents and restricted cash at the beginning of period	10,749	17,689
Cash and cash equivalents and restricted cash at the end of period	$19,647	$8,581

Operating Activities

Net cash used in operating activities was $13.9 million in the nine months ended September 30, 2019, as compared to net cash provided by operating activities of $9.1 million in the same period in 2018. The net cash used in operating activities in the nine months ended September 30, 2019 was mainly attributable to our net loss (before loss on disposal of property, plant and equipment, and excluding non-cash depreciation and amortization) of $4.6 million, $12.1 million on settlement of trade accounts and bills payable and $3.4 million on settlement paid to our former subsidiaries, partially offset by an increase of $4.0 million for trade accounts and bills receivable, a decrease of $1.7 million for prepayments and other receivables and an increase of $1.4 million for accrued expenses and other payables.

Investing Activities

Net cash used in investing activities was $2.0 million for the nine months ended September 30, 2019, as compared to $6.6 million in the same period of 2018. The net cash used in investing activities in 2018 and 2019 mainly include purchase of property, plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $7.3 million in the nine months ended September 30, 2019, compared to $7.4 million during the same period in 2018. The net cash provided by financing activities in the nine months ended September 30, 2019 mainly comprised of borrowings from unrelated parties of $6.4 million, proceeds from issue of promissory note of $1.3 million and advances from shareholders of $4.1 million, partially offset by repayment of bank borrowings of $3.6 million and repayment of earnest money to shareholders of $0.8 million.

As of September 30, 2019, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
China Everbright Bank	$24,456	$19,951

Other lines of credit:
China Everbright Bank	$13,922	$13,922

Other short-term loam:
Jinlin Province Trust Co., Ltd	$5,595	5,539

Total	$43,973	$39,412

Capital Expenditures

We incurred capital expenditures of $6.6 million and $2.0 million in the nine months ended September 30, 2018 and 2019, respectively. Our capital expenditures were used primarily to construct our manufacturing facilities in Dalian.

We estimate that our total capital expenditures for the year ending December 31, 2019 will reach approximately $6.0 million. Such funds will be used to expand new automatic manufacturing lines to fulfill our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2019:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Current maturities of long-term bank loans	$10,562	$10,562	$-	-	$-
Long-term bank loans	9,389	-	9,389	-	-
Bills payable	13,922	13,922	-	-	-
Notes payable	1,294	1,294
Payable to former subsidiaries	856	856	-	-	-
Other short-term loans	8,299	8,299	-	-	-
Capital injection to CBAK Trading	3,900	3,900	-	-	-
Capital injection to CBAK Power	20,000	20,000	-
Capital commitments for construction of buildings	3,310	3,310	-	-	-
Capital commitments for purchase of equipment	336	336	-	-	-
Future interest payment on bank loans	1,640	1,226	414	-	-
Total	$73,508	$63,705	$9,803	-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2019.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of our contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian (the Court of Zhuanghe”), for the failure to pay pursuant to the terms of the contract and entrusting part of the project to a third party without their prior consent. The plaintiff sought a total amount of $1,179,318 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1million, which we already accrued for at June 30, 2016), interest of $30,934 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,179,318 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. Further on August 27, 2018, the court of Zhuanghe froze the bank deposits for another one year until August 27, 2019, upon the request of Shenzhen Huijie. On August 27, 2019, the court of Zhuanghe against froze the bank deposits for another one year until August 27, 2020, upon the request of Shenzhen Huijie.

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. We have accrued for these amounts as of September 30, 2019. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian”) to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,277,106 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe made a judgment that Shenzhen Huijie should pay back to CBAK Power $248,198 (RMB 1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie thereafter filed an appellate petition to the Court of Dalian. As of September 30, 2019, we have already paid RMB10,962,140 (approximately $1,5 million) and accrued $0.9 million (RMB6.1 million) for the construction cost incurred and completed by Shenzhen Huijie.

In late February 2018, we received a notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against us for the breach of contract pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($34,263), including construction costs of RMB238,735 ($33,795) and interest of RMB6,207 ($968). We have accrued for these amounts as of September 30, 2019. On October 16, 2018, the Court of Zhuanghe determined that CBAK Power should pay RMB77,043 ($10,777) to Shenzhen Huijie after deducting the uncompleted cost, as well as other expenses incurred including deferred interest and litigation fee. On January 29, 2019, the Court of Dalian dismissed the appeal by Shenzhen Huijie and affirmed the original judgement.

In May 2017, we filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of our customers, for failure to pay pursuant to the terms of the sales contract. We sought a total amount of RMB18,279,858 ($2,661,676), including goods amount of RMB17,428,000 ($2,437,867) and interest of RMB851,858 ($119,160). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,437,867) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($18,392). The trial went into effect in February 2018 and is currently in the execution phase. On June 29, 2018, we filed an application with the Court of Zhuanghe for enforcement of the trial against all of AnyuanBus’ shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting our application that all the AnyuanBus’ shareholders should be liable to pay us the debt as confirmed under the trial. On March 29, 2019, we received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, we have filed an appellate petition to Court of Dalian challenging the judgment from the Court of Zhuanghe. On October 9, 2019, the Court of Dalian dismissed the appeal by the Company and affirmed the original judgment.

As of December 31, 2018 and September 30, 2019, we had made a full provision against the receivable from Anyuan Bus of RMB17,428,000 ($2,437,867).

On July 25, 2019, we received notice from Shenzhen Court of International Arbitration that Shenzhen Xinjiatuo Automobile Technology Co., Ltd filed arbitration against the Company for the failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.16 million (RMB1,112,269), including equipment cost of $0.14 million (RMB976,000) and interest of $0.02 million (RMB136,269). As of September 30, 2019, we have accrued the equipment cost of $0.14 million (RMB976,000). On August 7, 2019, we filed counterclaim arbitration against Shenzhen Xinjiatuo Automobile Technology Co., Ltd for return of the prepayment due to the unqualified equipment, and sought a total amount of $0.28 million (RMB 1,986,400), including return of prepayment of $0.2 million (RMB 1,440,000), liquidated damages of $67,143 (RMB480,000) and litigation fees of $9,294 (RMB66,440).  On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269), including equipment cost $0.14 million (RMB976,000), interest $0.02 million (RMB136,269) and litigation fees of $699 (RMB5,000) for a period of three months. We believe that the plaintiff's claims are without merit and intend to vigorously defend ourselves in this proceeding.

In early September, 2019, several employees of CBAK Suzhou files arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $89,295 (RMB 638,359) and compensation of $75,956 (RMB 543,000), totaling $0.17 million (RMB 1,181,359). In addition, upon the request of the employees, the court of Suzhou Industrial Park ruled that bank deposits of CBAK Suzhou totaling $0.17 million (RMB 1,181,359) should be frozen for a period of one year. As of September 30, 2019, $52,990 (RMB378,820) was frozen by bank. On September 5, 2019, CBAK Suzhou and the employees reached an agreement that CBAK Suzhou will pay these salaries and compensation.

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

Date: November 19, 2019

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

By:	/s/ Xiangyu Pei
Xiangyu Pei
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document