Form 10-K
period 2019-12-31
CBAK Energy Technology, Inc.
filed 2020-05-14
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $0.94 per share) was approximately $19.8 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 53,757,093 shares of the registrant’s common stock outstanding as of May 12, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CBAK ENERGY TECHNOLOGY, INC.

Annual Report on Form 10-K

i

 EXPLANATORY NOTE

As previously disclosed on CBAK Energy Technology, Inc.’s (the “Company”) Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2020, the filing of this Annual Report on Form 10-K for the period ended December 31, 2019 (the “2019 Annual Report”) was delayed due to circumstances related to COVID-19 and its impact on the Company’s operations. All of the Company’s operating subsidiaries, employees and production facilities are located in China which has been affected by the outbreak of COVID-19. From January to February 2020, the Chinese government imposed nationwide travel restrictions and quarantine control, and we largely suspended our operations during this period. As a result, the Company’s finance department was unable to timely complete the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2019 which impaired its ability to file the 2019 Annual Report by its March 30, 2020 due date. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of this 2019 Annual Report.

INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;
●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;
●	“CBAK Trading” are to our PRC subsidiary, Dalian CBAK Trading Co., Ltd.;
●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd.;
●	“CBAK Suzhou” are to our PRC subsidiary, CBAK New Energy (Suzhou) Co., Ltd.;
●	“CBAK Energy” are to our PRC subsidiary, Dalian CBAK Energy Technology Co., Ltd.;
●	“China” and “PRC” are to the People’s Republic of China;
●	“RMB” are to Renminbi, the legal currency of China;
●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;
●	“SEC” are to the United States Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended; and
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

We acquired most of the operating assets, including customers, employees, patents and technologies of our former subsidiary, BAK International (Tianjin) Ltd. (“BAK Tianjin”). Such assets were acquired in exchange for a reduction in accounts receivable from our former subsidiaries that were disposed in June 2014. For now, we are equipped with complete production equipment which can fulfill most of our customers’ needs.

We generated revenues of $22.2 million and $24.4 million for the fiscal years ended December 31, 2019 and 2018, respectively. We had a net loss of $10.9 million and $2.0 million in fiscal years ended December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $176.2 million and net assets of $13.7 million. We had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of December 31, 2019.

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

In 2015, to promote the development of electric vehicles industry, the Chinese government issued a subsidy policy named Notice of 2016-2020 New Energy Vehicles Promotion with Financial Support, which regulated subsidies for consumers in purchase of electric vehicles from the central government and local governments. The policy sets forth subsidy standards for various types of electric vehicles based upon the endurance mileage, battery pack energy density, energy consumption level and others, which means new energy vehicles providing long driving range and high technical performance will get higher subsidies. From 2017 to 2020, the Chinese government has gradually reduced the subsidy standards for electric vehicles year by year. On April 23, 2020, the Chinese government extended the subsidy for another two years and the subsidy standards will continue to fall by 10%, 20% and 30% in 2020, 2021 and 2022, respectively.

In addition, for the purposes of establishing a long-term mechanism for the administration of energy conservation and new energy vehicles, and promoting the development of the automobile industry, the Chinese government has implemented several other policies to stimulate the increase of new energy vehicles. On December 26, 2017, the Chinese government issued a policy for exemption of purchase tax for electric vehicles for another three years until 2020. In March 2020, the Chinese government extended the purchase tax cut from 2020 to 2022.

On September 28, 2017, the Chinese Ministry of Industry and Information Technology issued a new policy named Measures for Parallel Administration of the Average Fuel Consumption and New Energy Vehicle Credits of Passenger Vehicle Enterprises (“Measures for Parallel Administration”). According to the Measures for Parallel Administration, the Chinese government will calculate and examine the Average Fuel Consumption Credits and New Energy Vehicle Credits of enterprises manufacturing passenger vehicles. If the enterprises get negative credits on the declaration day, their production of high-fuel consumption vehicles will be suspended. The positive credits of average fuel consumption of passenger vehicle makers may be carried forward or transferred among affiliated enterprises. A passenger vehicle manufacturer’s negative credits with respect to new energy vehicles shall subject the manufacturer to compensation obligations and need to be zeroing through purchasing positive credits of new energy vehicles. Accordingly, the automobile makers are required to produce more new energy vehicles or pay money to other enterprises to get positive credits if their credits are negative. The Measures for Parallel Administration became effective on April 1, 2018.

We believe these energy efficiency policies in the long term will result in a healthy development of the new energy vehicles market as a whole. In the short term, the extension of subsidies, to some extent, helps ease the pressure on electric vehicle manufacturers and as a result, will be beneficial to the market of EV batteries in China. However, the Chinese government has significantly reduced the amount of subsidies available to electric vehicle makers over the years and this trend continues for the next three years. Given the changing market environment, we plan to continue to focus our resources on the existing cylindrical batteries for UPS market, temporarily reduce the investment on R&D of new products for electric vehicle market and cut down the production of EV batteries. We will closely monitor market changes and adjust our operations accordingly.

Our Corporate History and Structure

The Company was incorporated in the State of Nevada on October 4, 1999 under the name of Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. The shares of the Company traded in the over-the-counter market through the Over-the-Counter Bulletin Board from 2005 until May 31, 2006, the date when the Company obtained approval to list its common stock on the Nasdaq Global Market, and trading commenced that same date under the symbol “CBAK”. Effective January 16, 2017, the Company changed its name to CBAK Energy Technology, Inc. Effective November 30, 2018, the trading symbol for the common stock of the Company was changed from CBAK to CBAT. Effective June 21, 2019, the Company’s common stock started trading on the Nasdaq Capital Market.

On July 28, 2016, the Company entered into securities purchase agreements with Mr. Jiping Zhou and Mr. Dawei Li to issue and sell an aggregate of 2,206,640 shares of common stock of the Company, at $2.5 per share, for an aggregate consideration of approximately $5.52 million. On August 17, 2016, the Company issued the foregoing shares to the two investors.

On February 17, 2017, we signed a letter of understanding with each of eight individual investors, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of our common stock totaling $10 million. The issue price was determined with reference to the market price prior to the issuance of new shares. In January 2017, the shareholders paid us a total of $2.1 million as refundable earnest money, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a refundable earnest money of $0.2 million. In April and May 2017, we received cash of $9.6 million from these shareholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which we agreed to issue an aggregate of 6,403,518 shares of common stock to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, including 764,018 shares issued to Mr. Yunfei Li. On June 22, 2017, we issued the shares to the investors. The issuance of the shares to the investors was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act. In 2019, according to the securities purchase agreement and agreed by the investors, we returned partial earnest money of $966,579 (approximately RMB6.7 million) to these investors.

On January 7, 2019, each of Mr. Dawei Li and Mr. Yunfei Li entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $3.4 million (RMB23,980,950) and $1.7 million (RMB11,647,890) (totaled $5.1 million, the “First Debt”) to Mr. Dawei Li and Mr. Yunfei Li, respectively. On the same date, the Company entered into a cancellation agreement with Mr. Dawei Li and Mr. Yunfei Li. Pursuant to the terms of the cancellation agreement, Mr. Dawei Li and Mr. Yunfei Li agreed to cancel the First Debt in exchange for 3,431,373 and 1,666,667 shares of common stock of the Company, respectively, at an exchange price of $1.02 per share. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the First Debt.

On April 26, 2019, each of Mr. Jun Lang, Ms. Jing Shi and Asia EVK Energy Auto Limited (“Asia EVK”) entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $0.3 million (RMB2,225,082), $0.1 million (RMB 912,204) and $5.2 million (RMB35,406,036) (collectively $5.7 million, the “Second Debt”) to Mr. Jun Lang, Ms. Jing Shi and Asia EVK, respectively. On the same date, the Company entered into a cancellation agreement with Mr. Jun Lang, Ms. Jing Shi and Asia EVK (the creditors). Pursuant to the terms of the Cancellation Agreement, the creditors agreed to cancel the Second Debt in exchange for 300,534, 123,208 and 4,782,163 shares of common stock of the Company, respectively, at an exchange price of $1.1 per share. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the Second Debt.

On June 28, 2019, each of Mr. Dawei Li and Mr.Yunfei Li entered into an agreement with CBAK Power to loan approximately $1.4 million (RMB10,000,000) and $2.5 million (RMB18,000,000), respectively, to CBAK Power for a terms of six months (collectively $3.9 million, the “Third Debt”). The loan was unsecured, non-interest bearing and repayable on demand. On July 16, 2019, each of Asia EVK and Mr. Yunfei Li entered into an agreement with CBAK Power and Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. (the Company’s construction contractor) whereby Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. assigned its rights to the unpaid construction fees owed by CBAK Power of approximately $2.8 million (RMB20,000,000) and $0.4 million (RMB2,813,810) (collectively $3.2 million, the “Fourth Debt”) to Asia EVK and Mr. Yunfei Li, respectively. On July 26, 2019, we entered into a cancellation agreement with Mr. Dawei Li, Mr. Yunfei Li and Asia EVK (the creditors). Pursuant to the terms of the cancellation agreement, Mr. Dawei Li, Mr. Yunfei Li and Asia EVK agreed to cancel the Third Debt and Fourth Debt in exchange for 1,384,717, 2,938,067 and 2,769,435 shares of common stock of the Company, respectively, at an exchange price of $1.05 per share. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the Third Debt and Fourth Debt.

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

On April 27, 2020, we entered into a cancellation agreement with Mr. Yunfei Li, Asia EVK and Mr. Ping Shen, who loaned an aggregate of approximately $4.3 million to CBAK Power (the “Sixth Debt”). Pursuant to the terms of the Cancellation Agreement, the creditors agreed to cancel the Sixth Debt in exchange for an aggregate of 8,928,193 shares of common stock of the Company at an exchange price of $0.48 per share. According to the amount of loan, 2,062,619, 2,151,017 and 4,714,557 shares were issued to Mr. Yunfei Li, Asia EVK and Mr. Pin Shen, respectively. Upon receipt of the Shares, the creditors released the Company from any claims, demands and other obligations relating to the Sixth Debt.

On July 24, 2019, we entered into a securities purchase agreement with Atlas Sciences, LLC (the “Lender”), pursuant to which we issued a promissory note (the “Note I”) to the Lender. The Note I has an original principal amount of $1,395,000, bears interest at a rate of 10% per annum and will mature 12 months after the issuance, unless earlier paid or redeemed in accordance with its terms. The Company received proceeds of $1,250,000 after an original issue discount of $125,000 and payment of Lender’s expenses of $20,000.

On December 30, 2019, we entered into a second securities purchase agreement with Atlas Sciences, LLC, pursuant to which the Company issued a Promissory Note (the “Note II”) to the Lender. The Note II has an original principal amount of $1,670,000, bears interest at a rate of 10% per annum and will mature 12 months after the Closing Date, unless earlier paid or redeemed in accordance with its terms. We received proceeds of $1,500,000 after an original issue discount of $150,000 and payment of Lender’s expenses of $20,000.

On January 27, 2020, we entered into an exchange agreement (the “First Exchange Agreement”) with the Lender, pursuant to which we and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $100,000 (the “Partitioned Promissory Note) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 160,256 shares of the Company’s common stock, par value $0.001 per share, to the Lender.

On February 20, 2020, we entered into another exchange agreement (the “Second Exchange Agreement”) with the Lender, pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $100,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 207,641 shares of the Company’s common stock, par value $0.001 per share, to the Lender.

On April 28, 2020, we entered into a third exchange agreement (the “Third Exchange Agreement”) with the Lender, pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $100,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 312,500 shares of the Company’s common stock, par value $0.001 per share, to the Lender.

We currently conduct our business through the following three wholly-owned operating subsidiaries in China that we own through BAK Asia, a holding company formed under the laws of Hong Kong on July 9, 2013, and a 90% owned subsidiary of CBAK Power, one of our wholly-owned operation subsidiaries in China:

●	CBAK Trading, located in Dalian, China, incorporated on August 14, 2013, focuses on the wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service; and
●	CBAK Power, located in Dalian, China, incorporated on December 27, 2013, focuses on the development and manufacture of high-power lithium batteries.
●	CBAK Suzhou, located in Suzhou, China, incorporated on May 4, 2018, focuses on the development and manufacture of new energy high power battery packs; and
●	CBAK Energy, located in Dalian, China, incorporated on November 21, 2019, focuses on the development and manufacture of lithium batteries, wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service.

Almost all of our business operations are conducted primarily through our Chinese subsidiaries. The chart below presents our current corporate structure:

Our Products

The use of new materials has enabled the configuration of high-power lithium battery cells to contain much higher energy density and higher voltage and have a longer life cycle and shorter charge time than other types of lithium-based batteries. These special attributes, coupled with intrinsic safety features, are suitable for batteries used for high-power applications, such as electric cars, electric bicycles, electric tools, energy storage and uninterruptible power supply, or UPS.

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

The year 2014 was seen as the first real year for the development of China’s new energy vehicle industry by many industry insiders. After explosive growth in 2017, the production and sales of new energy vehicles continued to grow tremendously in 2018, while the number is slightly down in 2019. According to Ministry of Industry and Information Technology of China (“MIIT”), from January to December 2018, the production of new energy vehicles in China reached 1,270,000 units - up 43.4 percent year-on-year; and sales in China reached 1,256,000 units - up 61.7 percent year-on-year. In 2019, the production and sales of new energy vehicles reached 1,242,000 units and 1,206,000 units, down 2.3 percent and 4.0 percent year-on-year, respectively. We believe that Chinese electric vehicle market is adversely impacted by the gradually decreasing subsidy temporary. In the long time, we believe that the Chinese government will extend the subsidy and more diversity policies will drive a healthy development in the new energy vehicles market.

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

	Fiscal Years ended
	December 31, 2018		December 31, 2019
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
High-power lithium batteries used in:
Electric vehicles	$8,169	33.43	$4,509	20.32
Light electric vehicles	64	0.26	16	0.07
Uninterruptable supplies	16,200	66.31	17,669	79.61
Total	$24,433	100.00	$22,194	100.00

Sales and Marketing

We plan to build an extensive sales and service network in China, highlighted by our presence in the regions where China’s main lithium battery productions located, such as Tianjin, Shandong Province, Guangdong Province and Jiangsu Province. We intend to gradually establish post-sales service offices in these areas to serve brand owners and pack manufacturers in each designated area as currently our marketing department at headquarters is responsible for our promoting efforts. In doing so, our sales staff works closely with our customers to understand their needs and provide feedback to us so that we can better address their needs and improve the quality and features of our products.

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

For the fiscal year ended December 31, 2019, our key raw material suppliers for battery cells were as follows:

Materials	Main Suppliers
Anode materials	Guizhou Anda Energy Technology Co., Ltd
Cathode materials	Jilin JuNeng Advanced Carbon Materials Co., Ltd
Copper foil	Wason Copper Foil Co., Ltd
Battery separator paper	Shenzhen Huatengda Electronic Co. Ltd
Electrolyte	Dongguan Shanshan Battery Material Co., Ltd
Cases and caps	Changzhou Wujinzhongrui Electric Co., Ltd
Steel-can	Xinxiang Zhengyuan Electronic Material Co. Ltd
Solvent NMP	MYJ Chemical Co., Ltd

We source our manufacturing equipment both locally and from overseas, based on their respective cost and function. Our key equipment as of December 31, 2019 was purchased from the following suppliers:

Instruments	Main Suppliers
Charge and Discharge Equipment	Zhejiang Hangke Technologies Co., Ltd
Electrode Preparing Machine	Zhuhai Higrand Electronic Technology Inc.
Infusing Machine	Kinlo Technology & System (Shenzhen) Co. Ltd
Laser welding machine	United Winners Laser Co., Ltd
Coating Machine	Shenzhen Haoneng Technology Co., Ltd
Vacuum Oven	Wujiang Jiangling Equipment Co., Ltd
Automatic Line Machine	Shenzhen Zhongji Automation Co., Ltd
Dehumidifier	Hangzhou Dry Air Treatment Equipment Co., Ltd
Automatic Feeding System	Shenzhen Jiewei Industrial Equipment Co., Ltd
Rolling	Xingtai HYLN Battery Equipment Co., Ltd

Intellectual Property

On August 25, 2014, we entered into an intellectual property rights use agreement with Shenzhen BAK, pursuant to which we are authorized to use Shenzhen BAK’s registered logo, trademarks and patents obtained as of June 30, 2014 for a period of 5 years for free from June 30, 2014. As of June 30, 2014, Shenzhen BAK had registered 80 trademarks in the PRC, including BAK in both English and in Chinese characters as well as its logo, and had registered 49 trademarks in the United States, European Union, Korea, Russia, Taiwan, India, Canada and Hong Kong. As of June 30, 2014, Shenzhen BAK had registered 522 patents in the PRC and other countries relating to battery cell materials, design and manufacturing processes. As of December 31, 2019, our intellectual property rights use agreement with Shenzhen BAK has expired, and we no longer have rights to use the foregoing trademarks and patents of Shenzhen BAK. We believe that our proprietary patents, trademarks and other intellectual property rights are adequate to fulfill our operational needs.

As of December 31, 2019, Dalian CBAK Power has 27 patents including 20 utility model patents and 7 patents for invention in the PRC. Two of these patents were acquired by BAK Asia, from an unrelated third party at RMB1 and were contributed as paid-in capital of CBAK Power.

We have registered the following Internet and WAP domain name: www.cbak.com.cn.

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

Seasonality

According to the market demands, we usually experience seasonal peaks during the months of October to December for electric vehicle markets, during the months of May to December for light electric markets, and March to November for UPS market. Also, at various times during the year, our inventories may be increased in anticipation of increased demand for consumer electronics.

Customers

We have many well-known customers, including electric vehicle manufacturers, such as Dongfeng Xiangyang Touring Car Co., Ltd, Dongfeng Auto Co., Ltd, Sichuan Yema automobile Co. Ltd; and battery pack manufacturers, such as Sichuan Pisen Electric Co., Ltd, Shenzhen Max Technology Co., Ltd, and manufacturers in UPS and other applications, such as Lithium Werks Asia B.V., Viessmann Faulquemont SAS, Robotics Technology Ltd. We believe that we will continue to increase our revenue and market share as we gradually increase our high-power batteries production as the demand for these batteries has been increasing.

Geography of Sales

Before June 30, 2014, we sold our products domestically and internationally. Thereafter, we sell high-power lithium battery primarily to customers in China. The following table sets forth certain information relating to our total revenues by location of our customers for the last two fiscal years:

	Fiscal Years ended
	December 31, 2018		December 31, 2019
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Mainland China	$21,292	87.14	$21,632	97.47
USA	1,834	7.51	286	1.29
Europe	100	0.41	0	0.00
PRC Taiwan	103	0.42	0	0.00
Israel	991	4.06	119	0.54
Others	113	0.46	157	0.70
Total	$24,433	100.00	$22,194	100.00

Competition

We face intense competition from high-power lithium battery makers in China, as well as in Korea and Japan for each of our product types. The following table sets forth our major competitors for the EV market, LEV market and UPS market as of December 31, 2019:

Product Type	Competitors
EV battery	Japan:	Panasonic Corporation
	Korea:	Samsung Electronics Co., Ltd LG Chemical
	China:	Tianjin Lishen Battery Joint-stock Co., Ltd Contemporary Amperex Technology Co., Ltd Hefei Guoxuan Hi-Tech Power Energy Co., Ltd China Aviation Lithium Battery Co., Ltd
LEV battery	China:	Tianneng Power International Limited Chaowei Power Holdings Limited Phylion Battery Co., Ltd
UPS battery	China:	Shandong Goldencell Electronics Technology Co., Ltd DLG Power Battery (Shanghai) Co., Ltd Dongguan Power Long Battery Technology Co., Limited

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

Research and Development

The R&D of next-generation advanced lithium battery and its key materials – characterized by high energy density, high security, long-lasting life, and low cost – as well as the training of related technical talents, have become a major demand in the development of advanced electric vehicles in China. In 2019, we extended the strategic cooperation agreements with Dalian Institute of Chemical Physics of Chinese Academy of Sciences (“DICP”), Dalian Maritime University and Dalian Jiaotong University. Under the agreements, these institutions and us will jointly research and develop the next-generation key technologies and materials with an aim to produce the most powerful battery worldwide.

We have an advanced R&D center in Dalian, receiving almost all the R&D achievements, R&D equipment and staff of BAK Tianjin. BAK Tianjin began its R&D manufacturing and distribution of high-power lithium battery and battery modules in December 2006, for use in electric cars, electric bicycles, UPS, and other applications.

Environmental Compliance

As we conduct our manufacturing activities in China, we are subject to the requirements of PRC environmental laws and regulations on air emission, waste water discharge, solid waste and noise. The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. We aim to comply with environmental laws and regulations. We have built environmental treatment facilities concurrently with the construction of our manufacturing facilities, where waste air, waste water and waste solids we generate can be treated in accordance with the relevant requirements. We outsource our disposal of solid waste we generate in the Dalian facility to a third-party contractor. Certain key materials used in manufacturing, such as cobalt dioxide, electrolyte and separators, have proven innocuous to worker’s health and safety as well as the environment. We are not subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as a defendant for violation of any environmental law or regulation. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

Employees

We had a total of approximately 374 employees as of December 31, 2019, all of whom are full-time employees. The following table sets forth the number of our employees by function.

Function	Number
Production	212
Research and development	83
Sales and marketing	18
General and administrative	61
Total	374

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

RISKS RELATED TO OUR BUSINESS

Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus (COVID-19).

An outbreak of respiratory illness caused by COVID-19 emerged in late 2019 and has spread within the PRC and globally. The coronavirus is considered to be highly contagious and poses a serious public health threat. The World Health Organization labeled the coronavirus a pandemic on March 11, 2020, given its threat beyond a public health emergency of international concern the organization had declared on January 30, 2020.

Any outbreak of health epidemics or other outbreaks of diseases in the PRC or elsewhere in the world may materially and adversely affect the global economy, our markets and our business. In the first quarter of 2020, the COVID-19 outbreak has caused disruptions in our manufacturing operations and temporary closure of our offices. The disruption in the procurement, manufacturing and assembly process within our production facilities has resulted in delays in the shipment of our products to customers, increased costs and reduced revenue. As of the date of this annual report, we have fully resumed operations.

As the coronavirus epidemic expands globally, the world economy is suffering a noticeable slowdown. If this outbreak persists, commercial activities throughout the world could be curtailed with decreased consumer spending, business operation disruptions, interrupted supply chain, difficulties in travel, and reduced workforces. The duration and intensity of disruptions resulting from the coronavirus outbreak is uncertain. It is unclear as to when the outbreak will be contained, and we also cannot predict if the impact will be short-lived or long-lasting. The extent to which the coronavirus impacts our financial results will depend on its future developments. If the outbreak of the coronavirus is not effectively controlled in a short period of time, our business operation and financial condition may be materially and adversely affected as a result of any slowdown in economic growth, operation disruptions or other factors that we cannot predict.

Our failure to timely complete the construction of our Dalian facility and commence its full commercial operations could negatively affect our business operations.

We are currently constructing our Dalian facility and we have relocated most of the operating assets, including machinery and equipment, as well as the customers, employees, patents and technologies from BAK Tianjin to the Dalian facility. We have completed the construction of two plants of the Dalian facility and their commercial operation began in July 2015. We are currently constructing two more plants and have completed their civil work and the product lines are expected to be completed by September 2025, but we cannot give assurance that the construction will be completed as scheduled or, without cost overrun. Even if the construction is completed on a timely basis, we cannot give assurance that the full commercial operation can begin as we expected. In addition, we may not be able to attract a sufficient number of skilled workers to meet the needs of the new facility. If we experience delays in construction or commencement of the full commercial operations, increased costs or lack of skilled labor, or other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted. Operating results could also be unfavorably impacted by start-up costs until production at the new facility reaches planned levels.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements included in this report which states that the financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring losses and short-term debt obligations as of December 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. As disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the consolidated financial statements, we had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of December 31, 2019. These factors raise substantial doubts about our ability to continue as a going concern. In June and July 2016, we obtained advances with an aggregate amount of $5.5 million from potential investors and converted these loans to common stock in August 2016. In February 2017, we signed a letter of understanding with each of eight individual investors whereby these investors agreed in principle to subscribe for new shares of our common stock totaling $10 million. In May 2017, we entered into a securities purchase agreement with these investors to issue stock with an aggregate amount of $9.6 million. In June 2017, we issued the shares to the investors. In July 2019, we issued a promissory note which has an original principal amount of $1,395,000 to Atlas Sciences, LLC (the “Lender”). In December 2019, we issued another promissory note which has an original principal amount of $1,670,000 to the Lender. As of December 31, 2019, we had unutilized committed banking facilities of $4.7 million. We plan to renew our bank borrowings upon maturity and raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands. However, there can be no assurance that we will be successful in obtaining the financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We had capital expenditures of approximately $7.4 million and $2.5 million in the fiscal years ended December 31, 2018 and 2019, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

We may incur significant costs because of the warranties we supply with our products and services.

With respect to the sale of our battery products from fiscal 2016, we typically offer warranties against any defects due to product malfunction or workmanship for a period of six months-to-eight years from the date of purchase, including a period of six to twenty-four months for battery cells, and a period of twelve to twenty-seven months for battery modules for electric bicycles, and a period of three years to eight years (or 120,000 or 200,000 km if reached sooner) for battery modules for electric vehicles. We provide a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

We do not have insurance coverage against damages or losses of our products. Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

We have not purchased product liability insurance to provide against any claims against us based on our product quality. We expect that we will purchase product liability insurance in fiscal year 2020. If we fail to purchase product liability insurance, defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share, and any of our products are found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacements, provide refunds, or pay damages. As the insurance policy imposes a ceiling for maximum coverage and high deductibles, we may not be able to obtain from the insurance policy a sufficient amount to compensate our customers for damages they suffered attributable to the quality of the products. Moreover, the insurance policy also excludes certain types of claims from its coverage, and if any of our customers’ claims against us falls into those exclusions, we would not receive any amount from the insurance policy at all. In either case, we may still be required to incur substantial amounts to indemnify our customers in respect of their product quality claims against us, which would materially and adversely affect the results of our operations and severely damage our reputation.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 62.42% and 77.59% of our revenues for the years ended December 31, 2018 and 2019, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

For the years ended December 31, 2018 and 2019, we derived 12.9% and 2.5%, respectively, of our sales from outside the PRC mainland. We still deem overseas market as an important revenue source for us, and have been actively exploring overseas customers. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chairman, Chief Executive Officer, President Mr. Yunfei Li, our Interim Chief Financial Officer, Ms. Xiangyu Pei. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we may encounter similar problems, but on a compounded basis. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our current or former executive officers and the Company, it is hard to predict the extent to which any of these agreements could be enforced in China, where these executive officers reside, in light of the uncertainties with China’s legal system.

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

We have obtained land use rights for our Dalian manufacture facilities, but have not yet obtained the property ownership of the Dalian manufacture facilities including its plants, office building, warehouse, and related supporting facilities. We expect that we will obtain such property ownership rights by June 2021. If we lose our Dalian facility due to the lack of the property ownership, our manufacturing activities will be adversely impacted.

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

To the extent we ship our products outside of the PRC, or to the extent our products are used in products sold outside of the PRC, they may be affected by the following: The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization, or ICAO, and corresponding International Air Transport Association, or IATA, Pipeline & Hazardous Materials Safety Administration, or PHMSA, Dangerous Goods Regulations and the International Maritime Dangerous Goods Code, or IMDG, and in the PRC by General Administration of Civil Aviation of China and Maritime Safety Administration of People’s Republic of China. These regulations are based on the United Nations, or UN, Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA, IMDG and PHMSA hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2019, 2017-2018 and 2016. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We comply with all current PRC and international regulations for the shipment of our products, and will comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we were unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

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

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weakness in our internal control over financial reporting: we did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements, and there was insufficient accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America, or U.S. GAAP, commensurate with our financial reporting requirements. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy this material weakness. Since September 2016, we have regularly offered our financial personnel trainings on internal control and risk management. Since November 2016, we have regularly provided trainings to our financial personnel on U.S. GAAP accounting guidelines. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,210,799 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million, which we already accrued for at June 30, 2016), interest of $30,689 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,210,799 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. Further on August 27, 2018, the Court of Zhuanghe froze the bank deposits for another year until August 27, 2019, upon the request of Shenzhen Huijie. On August 27, 2019, the Court of Zhuanghe again froze the bank deposits for another year until August 27, 2020, upon the request of Shenzhen Huijie. On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to defend the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, we received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,311,197 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $254,824 (RMB 1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. As of December 31, 2019, the Company has already paid RMB10,962,140 (approximately $1,574,342) and accrued RMB6.1 million (approximately $0.9 million) for the construction cost incurred and completed by Shenzhen Huijie.

In late February 2018, we received a notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for breaches under the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($35,178), including construction costs of RMB238,735 ($34,286) and interest of RMB6,207 ($891). We have accrued for these amounts as of December 31, 2019. The Court of Zhuanghe requested an appraisal to be performed by a third-party appraisal institution on the uncompleted construction cost on the subject project, which should be deducted from the total construction cost of the contract. Based on the appraisal report from the appraisal institution that the uncompleted cost was RMB 170,032 ($24,419).On October 16, 2018, the Court of Zhuanghe determined that CBAK Power should pay RMB 77,042 ($11,200) to Shenzhen Huijie after deducting the uncompleted cost, as well as other expenses incurred including deferred interest and litigation fee. On January 29, 2019, the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” dismissed the appeal by Shenzhen Huijie and affirmed the original judgement.

On July 25, 2019, we received notice from Shenzhen Court of International Arbitration that Shenzhen Xinjiatuo Automobile Technology Co., Ltd filed arbitration against the Company for the failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.16 million (RMB1,112,269), including equipment cost of $0.14 million (RMB976,000) and interest of $0.02 million (RMB136,269). As of December 31, 2019, we have accrued the equipment cost of $0.14 million (RMB976,000). On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269), including equipment cost $0.14 million (RMB976,000), interest $0.02 million (RMB136,269) and litigation fees of $718 (RMB5,000) for a period of one year, or until August 2020. We believe that the plaintiff's claims are without merit and are vigorously defending ourselves in this proceeding. On August 7, 2019, We filed counter claim arbitration against Shenzhen Xinjiatuo Automobile Technology Co., Ltd for return of the prepayment due to the unqualified equipment, and sought a total amount of $0.29 million (RMB 1,986,400), including return of prepayment of $0.2 million (RMB1,440,000), liquidated damages of $68,936 (RMB480,000) and litigation fees of $9,542 (RMB66,440).

In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $20,065 (RMB139,713), including services expenses amount of $0.02 million (RMB 138,908) and interest of $115.6 (RMB 805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB 150,000) for a period of one year. As of December 31, 2019, nil was frozen by bank and the Company had accrued the service cost of $20,065 (RMB139,713).

In December 2019, we received notice from Court of Zhuanghe that Dalian Construction Electrical Installation Engineering Co., Ltd. (“Dalian Construction”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the construction contract. Dalian Construction sought a total amount of $99,251 (RMB691,086) and interest $1,884 (RMB12,934). As of December 31, 2019, the Company has accrued the construction cost of $99,251 (RMB691,086). Upon the request of Dalian Construction for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $101,109 (RMB704,020) for a period of one year to December 2020. As of December 31, 2019, $94,965 (RMB661,240) was frozen by bank.

In February 2020, we received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.6 million (RMB 4,434,209), which has already been accrued for as of December 31, 2019. Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.6 million (RMB4,434,209) for a period of one year to December 17, 2020. As of December 31, 2019, $33,504 (RMB233,295) was frozen by bank.

On March 20, 2020, we received notice from Court of Nanpi County, Hebei Province that Cangzhou Huibang Engineering Manufacturing Co., Ltd (“Cangzhou Huibang”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.3 million (RMB 2,029,594), including materials purchase cost of $0.3 million (RMB 1,932,947), and interest of $13,880 (RMB 96,647). Upon the request of Cangzhou Huibang for property preservation, the Court of Nanpi froze CBAK Power’s bank deposits totaling $ 0.3 million (RMB 2,029,594) for a period of one year to March 3, 2020. As of December 31, 2019, the Company has accrued materials purchase cost of $0.3 million (RMB 1,932,947).

In early September 2019, several employees of CBAK Suzhou files arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $89,295 (RMB638,359) and compensation of $75,956 (RMB543,000), totaling $0.17 million (RMB1,181,359). In addition, upon the request of the employees for property preservation, bank deposit of $0.17 million (RMB1,181,359) was frozen by the court of Suzhou for a period of one year. On September 5, 2019, CBAK Suzhou and the employees reached an agreement that CBAK Suzhou will pay these salaries and compensation. As of December 31, 2019, $6 (RMB43) was frozen by bank. Subsequent to December 31, 2019, the Company fully repaid the salaries and compensation.

Although we believe that some of plaintiff’s claims in the above lawsuits are without merit and we are vigorously defending ourselves, there is no assurance that we will be successful in the lawsuit. In the event that plaintiff prevails in the lawsuit, unfavorable court judgment could have an adverse effect on our business, financial condition and results of operations.

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

The majority of our sales will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

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

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. However, the PBOC regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. From July 2008 to June 2010, this appreciation halted and the exchange rate between the Renminbi and the U.S. dollar remained within a narrow band. Between June 2010 and August 2015, the Renminbi appreciated slowly against the U.S. dollar, though there were periods when the U.S. dollar appreciated against the RMB. On August 11, 2015, the People’s Bank of China allowed the Renminbi to depreciate by approximately 2% against the U.S. dollar. On November 30, 2015, the Executive Board of the International Monetary Fund (IMF) completed the regular five-year review of the basket of currencies that make up the Special Drawing Right, or the SDR, and decided that with effect from October 1, 2016, Renminbi is determined to be a freely usable currency and will be included in the SDR basket as a fifth currency, along with the U.S. dollar, the Euro, the Japanese yen and the British pound. In the fourth quarter of 2016, the Renminbi had depreciated significantly in the backdrop of a surging U.S. dollar and persistent capital outflows of China. This depreciation halted in 2017, and the RMB appreciated approximately 7% against the U.S. dollar during this one-year period. The Renminbi in 2018 depreciated approximately by 5% against the U.S. dollar and continued to depreciate against the U.S. dollar by slightly over 1% in 2019. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies.

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

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. In addition, the SAT issued the Announcement of the State Administration of Taxation on Issues concerning the Determination of Resident Enterprises Based on the Standards of Actual Management Institutions in January 2014 to provide more guidance on the implementation of Circular 82. This bulletin further provides that, among other things, an entity that is classified as a “resident enterprise” in accordance with the circular shall file the application for classifying its status of residential enterprise with the local tax authorities where its main domestic investors are registered. From the year in which the entity is determined to be a “resident enterprise,” any dividend, profit and other equity investment gains from other resident enterprises within China in previous years (on or after January 1, 2008) shall be taxed in accordance with the enterprise income tax law and its implementing rules.

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

Securities class action litigation is often instituted against companies following periods of volatility in their share price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. For example, in the last week of February 2020, fears of the economic impacts of COVID-19 sparked the deepest weekly decline in the stock market in the United States since the 2008 financial crisis. These market fluctuations may adversely affect the price of our shares and other interests in our company at a time when you want to sell your interest in us.

If we fail to comply with the continued listing requirements of NASDAQ, we would face possible delisting, which would result in a limited public market for our shares and make obtaining future debt or equity financing more difficult for us.

Our common stock is traded and listed on the NASDAQ Capital Market under the symbol “CBAT”, which was changed from “CBAK” on November 30, 2018. The common stock may be delisted if we fail to maintain certain NASDAQ listing requirements.

On February 20, 2020, we received notice from the Listing Qualifications Department of The NASDAQ Stock Market (“Nasdaq”) indicating that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share and as a result, the Company is no longer in compliance with the NASDAQ Listing Rule 5550(a)(2). The notification letter states that the Company will be afforded 180 calendar days, or until August 18, 2020, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days. The above compliance period was thereafter extended to November 2, 2020 pursuant to Nasdaq’s temporary rule change. In the event the Company does not regain compliance with the minimum closing bid price requirement by November 2, 2020, Nasdaq may provide the Company an additional 180-day period to regain compliance, if the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if Nasdaq determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will notify the Company that its securities will be subject to delisting.

We cannot ensure you that the Company will continue to comply with the requirements for continued listing on the NASDAQ Capital Market in the future. If our common stock loses its status on The NASDAQ Capital Market and we are not successful in obtaining a listing on The NASDAQ Capital Market, our common stock would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Such delisting from the NASDAQ Capital Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

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

Our directors and executive officers, collectively, own approximately 16.33% of our outstanding common stock and may possess significant influence in or control over our management and affairs.

Mr. Yunfei Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owns an aggregate of 16.33% of our outstanding common stock. As a result, our directors and executive officers, acting together, may have significant influence in or control over our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We have completed the construction of the facilities in our Dalian site with a total area of 44,928 square meters comprising manufacturing facilities, warehousing and packaging facilities and administrative offices at the BAK Industrial Park in Dalian. Of that space, approximately 33,138 square meters are manufacturing facilities. We have completed the construction of a power battery manufacturing plant and a power battery packing plant in Dalian which started commercial production in July 2015. We are also in the progress to construct two more buildings with a total area of 29,329 square meters including a manufacturing plant and a warehouse of finished goods. We believe that these facilities will meet our recent business needs as well as the needs of our expanded operations in the future.

The following table sets forth the breakdown of our facilities as of December 31, 2019 based on use:

Facility	Usage	Area (m2 )
Constructions completed	Manufacturing	33,138
	R&D and administrative	4,276
	Warehousing	3,197
	Other facilities	4,317
	Subtotal	44,928

Constructions in progress	Manufacturing	16,908
	Warehousing	12,421
	Subtotal	29,329

Dalian CBAK Power facilities	Total	74,257

We currently have insurance for the completed constructions. We expect we will purchase related insurance for the remaining buildings after the construction is completed and the property ownership certificates are obtained.

We have not yet obtained the property ownership certificates of the buildings in our Dalian manufacturing facilities. As of December 31, 2019, we have submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report.

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,210,799 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million, which we already accrued for at June 30, 2016), interest of $30,689 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,210,799 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another year until August 31, 2018. Further on August 27, 2018, the Court of Zhuanghe froze the bank deposits for another year until August 27, 2019, upon the request of Shenzhen Huijie. On August 27, 2019, the Court of Zhuanghe against froze the bank deposits for another year until August 27, 2020, upon the request of Shenzhen Huijie.

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to defend the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, we received from the Court of Zhuanghe that construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,311,197 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $254,824 (RMB 1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. As of December 31, 2019, the Company has already paid RMB 10,962,140 (approximately $1,574,342) and accrued RMB6.1 million (approximately $0.9 million) for the construction cost incurred and completed by Shenzhen Huijie.

In late February 2018, we received notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for breaches under the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($35,178), including construction costs of RMB238,735 ($34,286) and interest of RMB6,207 ($891), for which amounts we have accrued as of December 31, 2019. The Court of Zhuanghe requested an appraisal to be performed by a third-party appraisal institution on the uncompleted construction cost for the subject project, which should be deducted from the total construction cost of the contract. Based on the appraisal report from the appraisal institution, the uncompleted cost was RMB 170,032 ($24,419). On October 16, 2018, the Court of Zhuanghe determined that CBAK Power should pay RMB 77,042 ($11,200) to Shenzhen Huijie after deducting the uncompleted cost, as well as other expenses incurred including deferred interest and litigation fee. On January 29, 2019, the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” dismissed the appeal by Shenzhen Huijie and affirmed the original judgment.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”), one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,625,285), including goods amount of RMB17,428,000 ($2,502,944) and interest of RMB851,858 ($122,341). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,502,944) and the interest until the goods amount was paid off, and litigation fee of RMB131,480 ($18,883). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, we filed an application with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’ shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting our petition that all the Anyuan Bus’ shareholders should be liable to pay us the debt as confirmed under the trial. On November 9, 2018, all the shareholders appealed against the judgment after receiving the notice from the Court. On March 29, 2019, we received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, we have filed appellate petition to the Intermediate Peoples’ Court of Dalian challenging the judgment from the Court of Zhuanghe. On October 9, 2019, the Intermediate Peoples’ Court of Dalian dismissed the appeal by us and affirmed the original judgment. As of December 31, 2018 and 2019, we had made a full provision against the receivable from Anyuan Bus of RMB17,428,000 ($2,502,944).

On July 25, 2019, CBAK Power received notice from Shenzhen Court of International Arbitration that Shenzhen Xinjiatuo Automobile Technology Co., Ltd filed arbitration against the Company for the failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.16 million (RMB1,112,269), including equipment cost of $0.14 million (RMB976,000) and interest of $0.02 million (RMB136,269). As of December 31, 2019, we have accrued the equipment cost of $0.14 million (RMB976,000). On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269), including equipment cost $0.14 million (RMB976,000), interest $0.02 million (RMB136,269) and litigation fees of $718 (RMB5,000) for a period of one year to August 2020. We believe that the plaintiff's claims are without merit and are vigorously defending ourselves in this proceeding. On August 7, 2019, CBAK Power filed counterclaim arbitration against Shenzhen Xinjiatuo Automobile Technology Co., Ltd for return of the prepayment due to the unqualified equipment, and sought a total amount of $0.29 million (RMB 1,986,400), including return of prepayment of $0.2 million (RMB 1,440,000), liquidated damages of $68,936 (RMB480,000) and litigation fees of $9,542 (RMB66,440).

 In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $20,065 million (RMB139,713), including services expense of $19,949 million (RMB138,908) and interest of $116 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB 150,000) for a period of one year. As of December 31, 2019, nil was frozen by bank and we have accrued the service cost of $20,065 (RMB139,713).

In December 2019, CBAK Power received notice from Court of Zhuanghe that Dalian Construction Electrical Installation Engineering Co., Ltd. (“Dalian Construction”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the construction contract. Dalian Construction sought a total amount of $99,251 (RMB691,086) and interest $1,884 (RMB12,934). As of December 31, 2019, the Company has accrued the construction cost of $99,251 (RMB691,086). Upon the request of Dalian Construction for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $101,109 (RMB704,020) for a period of one year to December 2020. As of December 31, 2019, $94,965 (RMB661,240) was frozen by bank.

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $ 0.6 million (RMB4,434,209), which has already been accrued for as of December 31, 2019. Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $ 0.6 million (RMB4,434,209) for a period of one year to December 17, 2020. As of December 31, 2019, $33,504 (RMB233,295) was frozen by bank.

On March 20, 2020, CBAK Power received notice from Court of Nanpi County, Hebei Province that Cangzhou Huibang Engineering Manufacturing Co., Ltd (“Cangzhou Huibang”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.3 million (RMB2,029,594), including materials purchase cost of $0.3 million (RMB1,932,947), and interest of $13,880 (RMB 96,647). Upon the request of Cangzhou Huibang for property preservation, the Court of Nanpi ordered to freeze CBAK Power’s bank deposits totaling $0.3 million (RMB2,029,594) for a period of one year to March 3, 2020. As of December 31, 2019, we have accrued materials purchase cost of $0.3 million (RMB1,932,947).

In early September of 2019, several employees of CBAK Suzhou files arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $89,295 (RMB638,359) and compensation of $75,956 (RMB543,000), totaling $0.17 million (RMB1,181,359). In addition, upon the request of the employees for property preservation, bank deposit of $0.17 million (RMB1,181,359) was frozen by the court of Suzhou for a period of one year. On September 5, 2019, CBAK Suzhou and the employees reached an agreement that CBAK Suzhou will pay these salaries and compensation. As of December 31, 2019, $6 (RMB43) was frozen by bank. Subsequent to December 31, 2019, we fully repaid the salaries and compensation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Effective June 21, 2019, the Company’s Common Stock started trading on the Nasdaq Capital Market under the symbol “CBAT.”

Approximate Number of Holders of Our Common Stock

As of May 12, 2020, there were approximately 54 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name.”

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2019 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2019 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2019.

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

We generated revenues from the manufacture and sale of high power lithium batteries of $22.2 million and $24.4 million for the fiscal years ended December 31, 2019 and 2018, respectively. We incurred a net loss of $10.9 million and $2.0 million during the fiscal years ended December 31, 2019 and 2018, respectively. Our revenues are, to some extent, adversely impacted by the reduction of government subsidies to new energy vehicles. For more details, see “Item 1. Business—Overview of Our Business.” As a temporary measure, we have reduced our production of batteries used in electric vehicles and focused more on batteries of uninterruptable supplies. Accordingly, net revenues from sales of batteries for uninterruptable supplies was $17.7 million for the fiscal year ended December 31, 2019, as compared to $16.2 million for fiscal year ended December 31, 2018, an increase of $1.5 million, or 9.3%. However, we believe the government policies relating to new energy will in the long term encourage the production of new energy vehicles, optimize the structure of the new energy vehicles industry, enhance technical standards of the industry and strengthen its core competitiveness, which ultimately would foster strategic development of the new energy vehicles. Therefore, the demand for new energy likely will grow in the future and we will be able to secure more potential orders from the new energy market.

We have completed the construction of a cylindrical power battery manufacturing plant and a power battery packing plant of our Dalian facilities which started commercial production in July 2015. We have received and been utilizing most of BAK Tianjin’s operating assets relocated to our Dalian facilities, including its machinery and equipment for battery production and battery pack production, customers, management team and technical staff, patents and technologies. We have also purchased machinery and equipment to expand our manufacturing capabilities. Moreover, given the equity and debt financings we have obtained, we believe that with the booming future market demand for high power lithium ion products, we can continue as a going concern and return to profitability.

The consolidated financial statements contained in this annual report have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to our ability to continue as a going concern.

Recent Developments

The ongoing coronavirus pandemic that first surfaced in China and is spreading globally has had a material adverse effect on our business. All of our operating subsidiaries are located in China. In the first quarter of 2020, the COVID-19 outbreak has caused disruptions in our manufacturing operations and temporary closure of our offices. The disruption in the procurement, manufacturing and assembly process within our production facilities has resulted in delays in the shipment of our products to customers, increased costs and reduced revenue. As of the date of this annual report, we have fully resumed operations. We will continue to monitor the developments of COVID-19 and mitigate the adverse impacts it may have on our workforce, customers, operating results and profitability. See “Risk Factors—Risks Related to Our Business—Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus (COVID-19).”

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

Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We expense incremental costs of obtaining a contract as and when incurred it the expected amortization period of the asset that it would have recognized is on year or less or the amount is immaterial.

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

Results of Operations

Comparison of Years Ended December 31, 2018 and December 31, 2019

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Years Ended		Change
	December 31, 2018	December 31, 2019	$	%
Net revenues	$24,433	$22,194	(2,239)	(9)
Cost of revenues	(27,732)	(21,572)	6,160	(22)
Gross (loss) profit	(3,299)	622	3,921	(119)
Operating expenses:
Research and development expenses	2,481	1,906	(575)	(23)
Sales and marketing expenses	2,081	1,021	(1,060)	(51)
General and administrative expenses	4,497	4,412	(85)	(2)
Impairment charge on property, plant and equipment	918	2,326	1,408	153
Provision for doubtful accounts	163	1,046	883	542
Total operating expenses	10,140	10,711	571	6
Operating loss	(13,439)	(10,089)	3,350	(25)
Finance expense, net	(834)	(1,385)	(551)	66
Other income, net	12,316	620	(11,696)	(95)
Loss before income tax	(1,957)	(10,854)	(8,897)	455
Income tax expenses	-	-	-	-
Net loss	$(1,957)	$(10,854)	(8,897)	455
Less: Net loss attributable to non-controlling interests	14	86	72	514
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	(1,943)	(10,768)	(8,825)	454

Net revenues. Net revenues were $22.2 million for the fiscal year ended December 31, 2019, as compared to $24.4 million for the fiscal year ended December 31, 2018, a decrease of $2.24 million, or 9%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts, other than percentage, in thousands of U.S. dollars)

	Years Ended		Change
	December 31, 2018	December 31, 2019	$	%

High-power lithium batteries used in:
Electric vehicles	$8,169	$4,509	$(3,660)	(45)
Light electric vehicles	64	16	(48)	(75)
Uninterruptable supplies	16,200	17,669	1,469	9
	24,433	22,194	$(2,239)	(9)

Net revenues from sales of batteries for electric vehicles were $4.5 million for the fiscal year ended December 31, 2019, as compared to $8.2 million for 2018, a decrease of $3.7 million, or 45%.

Net revenues from sales of batteries for light electric vehicles was approximately $16,147 for the fiscal year ended December 31, 2019, as compared $64,140 for 2018, representing a decrease of $47,992, or 75% . As we focused more on other market, our sales of batteries for light electric vehicles remains at a small-scale level in recent years.

Net revenues from sales of batteries for uninterruptable supplies was $17.7 million for the fiscal year ended December 31, 2019, as compared to $16.2 million for fiscal year ended December 31, 2018, an increase of $1.5 million, or 9%. As we focused more on this market in 2019, sale of batteries for uninterruptable power supplies increased significantly.

Cost of revenues. Cost of revenues decreased to $21.6 million for the fiscal year ended December 31, 2019, as compared to $27.7 million for 2018, a decrease of $6.2 million, or 22%. The decrease in cost of revenues was mainly due to decreased net revenues. Included in cost of revenues were write down of obsolete and slow-moving inventories of $0.2 million for the year ended December 31, 2018, while it was $0.8 million for the year ended 2019. We write down the inventory value whenever there is an indication that it is impaired. The increase in write down of inventory is mainly due to the increase of slow-moving inventory. Further write-down may be necessary if market conditions continue to deteriorate.

Gross profit (loss). Gross profit for the year ended December 31, 2019 was $0.6 million, or 2.8% of net revenues as compared to gross loss of $3.3 million, or 13.5% of net revenues, for the fiscal year ended December 31, 2018. Our new Dalian facilities commenced manufacturing activities in July 2015. With our sustained effort, the quality passing rate of our product has improved due to cost control and enhancement works on production line. As a result, we recorded a gross profit for the year ended December 31, 2019.

Research and development expenses. Research and development expenses decreased to $1.9 million for the year ended December 31, 2019, as compared to $2.5 million for 2018, a decrease of $0.6 million, or 23%. We incurred less R&D expenses after the transfer of our patented proprietary technology to BAK Shenzhen of $12.3 million in the third quarter of 2018. Our research and development team is performing tests on lower cost new materials with an aim to diversify our raw material supply sources and reduce our exposure to possible price fluctuations.

Sales and marketing expenses. Sales and marketing expenses decreased to $1.0 million for the year ended December 31, 2019, as compared to $2.1 million for 2018, a decrease of $1.1 million, or 51%, primarily due to a decrease of $0.6 million in product certification expenses. Our managers have implemented a new control policy over the sales and marketing expenses in 2019, which reduced travel and transportation expenses. In order to secure orders from new customers, we paid more on product quality certification for the year ended December 31, 2018, Besides, promotion, travelling and transportation costs reduced by $0.3 million in total in 2019 as compared to 2018, as we continued to implement tight control on these expenses.

General and administrative expenses. General and administrative expenses decreased to $4.4 million for the year ended December 31, 2019, as compared to $4.5 million for 2018, a decrease of $0.1 million, or 2%.

Property, plant and equipment impairment charge. The property, plant and equipment impairment charge was $0.9 million and $2.3 million for the years ended December 31, 2018 and 2019, respectively. During the course of our strategic review of our operations, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $0.9 million and $2.3 million, respectively. The impairment charge considered by us in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

Provision for doubtful accounts. Provision for doubtful accounts increased to $1.0 million for the year ended December 31, 2019, as compared to $0.2 million for 2018. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $10.1 million for the year ended December 31, 2019, as compared to $13.4 million for 2018, a decrease of $3.4 million or 25%.

Finance expense, net. Finance expense, net was $1.4 million for the year ended December 31, 2019, as compared to $0.8 million for 2018, an increase of $0.6 million or 66%. Interest expenses in 2019 increased as result of our higher average loan balances. The increase in finance expenses was mainly caused by an increase of $0.6 million of interest on other borrowings. During 2019, we borrowed $5.7 million from Jilin Province Trust Co. Ltd., bearing annual interest from 11.3% to 11.6%.

Other income, net. Other income was $0.6 million for the year ended December 31, 2019, as compared to other income of approximately $12.3 million for 2018. We recorded a gain on the transfer of our patented proprietary technology to BAK Shenzhen (net of VAT) of $12.1 million in the third quarter of 2018. On the other hand, in 2019 and 2018, we received subsidies totaled $0.6 million and nil, respectively, as a result of certain specific polices promoted by the local government in Dalian. These subsidies were non-operating in nature with no further conditions to be met.

Net loss. As a result of the foregoing, we had a net loss of $10.9 million for the year ended December 31, 2019, compared to a net loss of $2.0 million for 2018.

Liquidity and Capital Resources

We had financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock.

We incurred a net loss of $10.9 million in the fiscal year ended December 31, 2019. As of December 31, 2019, we had cash and cash equivalents and restricted cash of $7.1 million. Our total current assets were $28.5 million and our total current liabilities were $59.0 million, resulting in a net working capital deficiency of $30.5 million. These factors raise substantial doubts about our ability to continue as a going concern.

We have obtained banking facilities from various local banks in China. On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $18.7 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO and Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.2 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of revolving bank acceptance totaled $0.5 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills. We repaid the loan and bank acceptance bills on June 12, 2018.

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

On August 2, 2017, we obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $14.4 million) including revolving loans, trade finance, notes discount, acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, we borrowed a series of bank acceptance bills from China Merchants Bank totaled RMB21.3 million (approximately $3.1 million) for a term until October 25, 2018. The facilities expired on August 1, 2018 and we repaid the bills on October 25, 2018.

On November 9, 2017, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.4 million) with the term expiring on November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. Under the facilities, on November 10, 2017, we borrowed a net letter of credit of RMB96.1 million (approximately $13.8 million) to November 7, 2018. Under the facilities, bank deposit of approximate 50% was required to secure against this letter of credit. We discounted this letter of credit of even date to China Everbright Bank at a rate of 4.505%. We repaid the letter of credit on November 7, 2018.

On June 4, 2018, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $28.7 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, which is currently 6.175% per annum. Under the facilities, we borrowed RMB126.0 million ($18.1 million), RMB23.3 million ($3.3 million), RMB9.0 million ($1.3 million) and RMB9.5 million ($1.4 million) on June 12, June 20, September 20, and October 19, 2018, respectively. The loans are repayable in six installments of RMB0.8 million ($0.12 million) on December 10, 2018, RMB24.3 million ($3.50 million) on June 10, 2019, RMB0.8 million ($0.12 million) on December 10, 2019, RMB74.7 million ($10.7 million) on June 10, 2020, RMB0.8 million ($0.12 million) on December 10, 2020 and RMB66.3 million ($9.6 million) on June 10, 2021. Under the facilities, we borrowed RMB141.8 million ($20.4 million) as of December 31, 2019. The facilities were secured by our Dalian site’s land use rights and part of our Dalian site’s buildings, machinery and equipment. We repaid the bank loan of RMB0.8 million ($0.12 million), RMB24.3 million ($3.5 million) and RMB0.8 million ($0.12 million) on December 2018, June 2019 and December 2019, respectively.

Further, in August 2018, we borrowed a total of RMB60 million (approximately $8.6 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until August 14, 2019, which was secured by our cash totaled $8.6 million. We discounted these two bills payable of even date to China Everbright Bank at a rate of 4.0%. We repaid these bills payable in August 2019.

On August 22, 2018, we obtained one-year term facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.4 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivables of at least the same amount. Under the facilities as of December 31, 2018, we borrowed a series of bank acceptance bills totaled RMB28.8 million (approximately $4.1 million) for a term until March 7, 2019, which was secured by bills receivables of $4.1 million. We repaid the bank acceptance bills on March 7, 2019.

In November 2018, we borrowed a total of RMB100 million (approximately $14.4 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until November 12, 2019, which was secured by our cash totaled RMB50 million (approximately $7.2 million) and the 100% equity in CBAK Power held by BAK Asia. We discounted these five bills payable of even date to China Everbright Bank at a rate of 4.0%. We repaid these bills payable in November 2019.

We also borrowed a series of acceptance bill from Industrial Bank Co., Ltd. Dalian Branch totaled RMB1.5 million (approximately $0.2 million) for various terms through May 21, 2019, which was secured by bills receivable of RMB1.5 million (approximately $0.2 million). We repaid the bank acceptance bills on May 21, 2019.

 In October 2019, we borrowed a total of RMB28 million (approximately $4.0 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until October 15, 2020, which was secured by the Company’s cash totaled $4.0 million. We discounted these bills payable of even date to China Everbright Bank at a rate of 3.30%.

In December 2019, we obtained banking facilities from China Everbright Bank Dalian Branch totaled RMB39.9 million (approximately $5.7 million) for a term until November 6, 2020, bearing interest at 5.655% per annum. The facility was secured by 100% equity in CBAK Power held by BAK Asia and buildings of Hubei BAK Real Estate Co., Ltd., which our CEO Mr. Yunfei Li holding 15% equity interest. Under the facilities, we borrowed RMB39.9 million (approximately $5.7 million) on December 30, 2019.

In January 2019, we obtained one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $5.8 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, we borrowed RMB16.4 million ($2.4 million), RMB15.4 million ($2.2 million), RMB6.6 million ($0.9 million) and RMB1.2 million ($0.2 million) on February 1, 2019, February 22, 2019, March 8, 2019 and March 21, 2019 respectively. Subsequent to December 31, 2019, we fully repaid the loan principal and accrued interest.

In March 2020, we obtained additional one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $5.7 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, we borrowed RMB24.2 million ($3.5 million) on March 13, 2020.

As of December 31, 2019, we had unutilized committed banking facilities of $4.7 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

In addition, we have obtained funds through private placements and equity financings. For more details, see “Item 1. Business—Our Corporate History and Structure.”

We currently are expanding our product lines and manufacturing capacity in our Dalian plant, which require more funding to finance the expansion. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew these loans upon maturity, if required, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining this financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31,	December 31,
	2018	2019
Net cash provided by (used in) operating activities	$8,726	$(21,222)
Net cash used in investing activities	(7,327)	(2,420)
Net cash provided by financing activities	6,395	13,550
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(854)	(463)
Net increase (decrease) in cash and cash equivalents and restricted cash	6,940	(10,555)
Cash and cash equivalents and restricted cash at the beginning of the year	10,749	17,689
Cash and cash equivalents and restricted cash at the end of the year	$17,689	$7,134

Operating Activities

Net cash used in operating activities was $21.2 million in the year ended December 31, 2019, as compared to net cash provided by operating activities of $8.7 million in 2018. The net cash used in operating activities in 2019 was mainly attributable to our net loss (before loss on disposal of property, plant and equipment, impairment charge of property, plant and equipment and excluding non-cash depreciation and amortization) of $5.8 million, $30.5 million on settlement of trade accounts and bills payable and $2.0 million on settlement paid to our former subsidiaries, partially offset by a decrease of $10.3 million for trade accounts and bills receivable, a decrease of $2.8 million in prepayments and other receivables and a decrease of $1.1 million of accrued expenses and other payables and product warranty provision. The net cash provided by operating activities in 2018 was mainly attributable to a decrease in trade accounts and bills receivable of $33.7 million, partially offset by our net loss (before gain on transfer of our patented proprietary technology, and excluding non-cash depreciation and amortization) of $11.6 million, a decrease in trade accounts and bills payable of $9.8 million, and a decrease in payables to our former subsidiaries of $5.3 million.

Investing Activities

Net cash used in investing activities decreased to $2.4 million in the fiscal year ended December 31, 2019, from $7.3 million in 2018. The net cash used in investing activities in 2019 and 2018 mainly included purchases of property, plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $13.6 million in the fiscal year ended December 31, 2019, compared with $6.4 million in 2018. The net cash provided by financing activities for the year ended December 31, 2019 mainly comprised of borrowings from banks of $5.8 million, borrowings from unrelated parties of $6.3 million, $4.1 million advances from shareholders and proceeds from issue of promissory note of $2.8 million, partially offset by repayment of bank borrowings of $3.6 million, repayment of earnest money to shareholders of $1.0 million and repayment to related parties totaled $1.4 million. In fiscal 2018, we borrowed $25.3 million from banks and $17.9 million from related parties, partially offset by repayment of bank borrowings of $19.3 million and repayment to related parties totaled $17.6 million.

As of December 31, 2019, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
China Everbright Bank	$24,988	$20,364

Other lines of credit:
China Everbright Bank	$9,645	$9,645

Other short-term loan:
Jilin Province Trust Co., Ltd	$5,745	$5,687
Total	$40,378	$35,696

Capital Expenditures

We incurred capital expenditures of $2.5 million and $7.4 million in fiscal years ended December 31, 2019 and December 31, 2018, respectively. Our capital expenditures in 2019 were used primarily to construct our Dalian facility. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31, 2018	December 31, 2019
Purchase of property, plant and equipment and construction in progress	$7,359	$2,453

We estimate that our total capital expenditures in fiscal year 2020 will reach approximately $4.0 million. Such funds will be used to renovate the current product lines and construct a new plant with one product lines and a new warehouse and battery module packing lines.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2019:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	More than 3 years
Contractual Obligations
Current maturities of long-term bank loans	$16,575	$16,575	$-	$-
Long-term bank loans	9,519	-	9,519	-
Bills payables	3,915	3,915	-	-
Payable to former subsidiaries	1,483	1,483	-	-
Other short-term loans	7,352	7,352	-	-
Capital injection to CBAK Trading	3,900	3,900	-	-
Capital injection to CBAK Power	30,000	30,000	-	-
Capital injection to CBAK Energy	50,000	50,000	-	-
Capital commitments for construction of buildings	3,398	3,398	-	-
Future interest payment on bank loans	1,854	1,581	273	-
Total	$127,996	$118,204	$9,792	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2019.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	Fiscal Year Ended
	December 31,	December 31,
	2018	2019
Balance sheet items, except for equity accounts	6.8783	6.9630
Amounts included in the statement of income and comprehensive loss and statement of cash flows	6.6282	6.9073

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2018 AND 2019

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

CBAK Energy Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBAK Energy Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of December 31, 2019. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Centurion ZD CPA& Co.

Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2016.

Hong Kong, China

May 14, 2020

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2018 and 2019

(In US$ except for number of shares)

		December 31,	December 31,
	Note	2018	2019
Assets
Current assets
Cash and cash equivalents		$449,670	$1,612,957
Pledged deposits	3	17,239,823	5,520,991
Trade accounts and bills receivable, net	4	21,751,032	7,952,420
Inventories	5	9,622,361	8,666,714
Prepayments and other receivables	6	7,143,454	4,735,913
Prepaid land use rights, current portion	10	163,352	-

Total current assets		56,369,692	28,488,995

Property, plant and equipment, net	8	38,908,503	38,177,565
Construction in progress	9	25,001,813	21,707,624
Prepaid land use rights, non-current	10	7,282,765	-
Right-of-use assets	10	-	7,194,195
Intangible assets, net	11	20,869	15,178

Total assets		$127,583,642	$95,583,557

Liabilities
Current liabilities
Trade accounts and bills payable	12	$52,495,063	$15,072,108
Current maturities of long-term bank loans	13	3,659,324	16,574,752
Other short-term loans	13	14,147,801	7,351,587
Notes payables	17	-	2,846,736
Accrued expenses and other payables	14	18,201,351	15,527,589
Payables to former subsidiaries, net	7	4,301,646	1,483,352
Deferred government grants, current	15	143,775	142,026

Total current liabilities		92,948,960	58,998,150

Long-term bank loans	13	20,614,194	9,519,029
Deferred government grants, non-current	15	4,313,289	4,118,807
Product warranty provisions	16	2,250,615	2,246,933
Long term tax payable		7,129,285	7,042,582

Total liabilities		127,256,343	81,925,501

Commitments and contingencies	22

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 26,791,684 issued and 26,647,478 outstanding as of December 31, 2018; and 53,220,902 issued and 53,076,696 outstanding as of December 31, 2019		26,792	53,222
Donated shares		14,101,689	14,101,689
Additional paid-in capital		155,931,770	180,208,610
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(165,409,890)	(176,177,413)
Accumulated other comprehensive loss		(1,498,940)	(1,744,730)
		4,381,932	17,671,889
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		315,322	13,605,279
Non-controlling interests		11,977	52,777
Total equity		327,299	13,658,056

Total liabilities and shareholder’s equity		$127,583,642	$95,583,557

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2018 and 2019

(In US$ except for number of shares)

		Year ended	Year ended
	Note	December 31, 2018	December 31, 2019
Net revenues	24	$24,433,304	$22,194,348
Cost of revenues		(27,731,901)	(21,571,822)
Gross (loss) profit		(3,298,597)	622,526
Operating expenses:
Research and development expenses		(2,481,038)	(1,905,504)
Sales and marketing expenses		(2,081,138)	(1,020,929)
General and administrative expenses		(4,497,338)	(4,411,878)
Impairment charge on property, plant and equipment	8	(918,461)	(2,326,552)
Provision for doubtful accounts	4	(162,488)	(1,046,360)
Total operating expenses		(10,140,463)	(10,711,223)
Operating loss		(13,439,060)	(10,088,697)
Finance expenses, net		(834,391)	(1,384,904)
Other income, net	7	12,315,969	620,166
Loss before income tax		(1,957,482)	(10,853,435)
Income tax expense	18	-	-
Net loss		(1,957,482)	(10,853,435)
Less: Net loss attributable to non-controlling interests		14,305	85,912
Net loss attributable to shareholders of CBAK Energy Technology, Inc.		$(1,943,177)	$(10,767,523)

Net loss		(1,957,482)	(10,853,435)
Other comprehensive income (loss)
– Foreign currency translation adjustment		(158,948)	(246,416)
Comprehensive loss		(2,116,430)	(11,099,851)
Less: Comprehensive loss attributable to non-controlling interests		14,846	86,538
Comprehensive loss attributable to CBAK Energy Technology, Inc.		$(2,101,584)	$(11,013,313)

Loss per share	20
– Basic and diluted		$(0.07)	$(0.28)

Weighted average number of shares of common stock:	20
– Basic and diluted		26,596,263	38,965,564

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended 2018 and 2019

(In US$ except for number of shares)

	Common stock issued			Additional	Statutory		Accumulated other	Non-	Treasury shares		Total
	Number		Donated	paid-in	reserves	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	(Note 24)	deficit	loss	interests	of shares	Amount	equity

Balance as of January 1, 2018	26,367,523	$26,368	$14,101,689	$155,711,014	$1,230,511	$(163,466,713)	$(1,340,533)	$-	(144,206)	$(4,066,610)	$2,195,726
Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	26,823	-	-	26,823

Net loss	-	-	-	-	-	(1,943,177)	-	(14,305)	-	-	(1,957,482)

Share-based compensation for employee and director stock awards	-	-	-	221,180	-	-	-	-	-	-	221,180

Common stock issued to employees and directors for stock award	424,161	424	-	(424)	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(158,407)	(541)	-	-	(158,948)

Balance as of December 31, 2018	26,791,684	$26,792	$14,101,689	$155,931,770	$1,230,511	$(165,409,890)	$(1,498,940)	$11,977	(144,206)	$(4,066,610)	$327,299

Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	127,338	-	-	127,338

Net loss	-	-	-	-	-	(10,767,523)	-	(85,912)	-	-	(10,853,435)

Share-based compensation for employee and director stock awards	-	-	-	770,113	-	-	-	-	-	-	770,113

Common stock issued to employees and directors for stock award	433,337	434	-	(434)	-	-	-		-	-	-

Common stock issued to investors	25,995,881	25,996	-	23,507,161	-	-	-		-	-	23,533,157

Foreign currency translation adjustment	-	-	-	-	-	-	(245,790)	(626)	-	-	(246,416)

Balance as of December 31, 2019	53,220,902	$53,222	$14,101,689	$180,208,610	$1,230,511	$(176,177,413)	$(1,744,730)	$52,777	(144,206)	$(4,066,610)	$13,658,056

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Consolidated statements of cash flows

For the years ended December 31, 2018 and 2019

(In US$)

	Year Ended	Year Ended
	December 31, 2018	December 31, 2019
Cash flows from operating activities
Net loss	$(1,957,482)	$(10,853,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,466,127	2,753,200
Provision for doubtful accounts	162,488	1,046,360
Write-down of inventories	160,469	834,362
Share-based compensation	221,180	770,113
(Gain) Loss on disposal of property, plant and equipment	(10,177)	213,749
Gain on disposal of patented proprietary technology (Note 7)	(12,118,675)	-
Impairment charge	918,461	2,326,552
Changes in operating assets and liabilities:
Trade accounts and bills receivable	33,723,869	10,313,229
Inventories	(475,664)	11,044
Prepayments and other receivables	(739,871)	2,808,375
Trade accounts and bills payable	(9,760,687)	(30,530,773)
Accrued expenses and other payables and product warranty provisions	1,486,223	1,087,216
Trade receivable from and payables to former subsidiaries	(5,349,699)	(2,002,358)
Net cash provided by (used in) operating activities	8,726,562	(21,222,366)

Cash flows from investing activities
Proceeds on disposal of property, plant and equipment	31,594	32,719
Purchases of property, plant and equipment and construction in progress	(7,359,041)	(2,452,907)
Net cash used in investing activities	(7,327,447)	(2,420,188)

Cash flows from financing activities
Capital injection from non-controlling interests	26,823	127,338
Proceeds from bank borrowings	25,316,074	5,776,497
Repayment of bank borrowings	(19,256,963)	(3,643,971)
Borrowings from unrelated parties	-	6,341,117
Repayment of borrowings from unrelated parties	-	(14,477)
Borrowings from related parties	17,903,224	492,233
Repayment of borrowings from related parties	(17,593,772)	(1,365,714)
Borrowings from shareholders	-	4,053,682
Repayment of earnest money to shareholders	-	(966,579)
Proceeds from issuance of promissory notes (Note 17)	-	2,750,000
Net cash provided by financing activities	6,395,386	13,550,126

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(853,721)	(463,117)
Net increase (decrease) in cash and cash equivalents and restricted cash	6,940,780	(10,555,545)
Cash and cash equivalents and restricted cash at the beginning of year	10,748,713	17,689,493
Cash and cash equivalents and restricted cash at the end of year	$17,689,493	$7,133,948
Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$8,617,337	$5,975,163
Proceeds on disposal of patented proprietary technology offset against amount due to a former subsidiary (Note 7)	12,845,795	$-
Issuance of common stock (Note 1): - offset short term borrowings (First Debt, Second Debt and Third Debt)	$-	$15,029,948
– offset construction cost payable (Fourth Debt)	$-	$3,343,378
– offset accounts payable (Fifth Debt) and unpaid earnest money	$-	$5,159,831

Cash paid during the year for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$1,013,335	$1,378,349

 See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2018 and 2019

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

As of December 31, 2019, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On August 14, 2013, Dalian BAK Trading Co., Ltd was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $500,000. Pursuant to CBAK Trading’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Trading on or before August 14, 2015. On March 7, 2017, the name of Dalian BAK Trading Co., Ltd was changed to Dalian CBAK Trading Co., Ltd (“CBAK Trading”). On August 5, 2019, CBAK Trading’s registered capital was increased to $5,000,000. Pursuant to CBAK Trading’s amendment articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Trading on or before August 1, 2033. Up to the date of this report, the Company has contributed $2,435,000 to CBAK Trading in cash.

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

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB1.0 million (approximately $0.1 million) to CBAK Suzhou through injection of a series of cash.

On November 21, 2019, Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”) was established as a wholly owned subsidiary of BAK Asia with a registered capital of $50,000,000. Pursuant to CBAK Energy’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Energy on or before November 20, 2022. Up to the date of this report, the Company has contributed nil to CBAK Energy. CBAK Energy will be focus on manufacture and sale of lithium batteries and lithium batteries’ materials.

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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Shenzhen”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014,“Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of December 31, 2019, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC and v) Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”), a wholly owned limited liability company established on November 21, 2019 in the PRC.

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

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of December 31, 2019, Mr. Yunfei Li held 8,589,919 shares or 16.2% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of December 31, 2018 and 2019. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

In 2019, according to the investment agreements and agreed by the investors, the Company returned partial earnest money of $966,579 (approximately RMB6.7 million) to these investors.

On January 7, 2019, each of Mr. Dawei Li and Mr. Yunfei Li entered into an agreement with CBAK Power and Tianjin New Energy (note 13) whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $3.4 million (RMB23,980,950) and $1.7 million (RMB11,647,890) (totaled $5.1 million, the “First Debt”) to Mr. Dawei Li and Mr. Yunfei Li, respectively.

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

On June 28, 2019, each of Mr. Dawei Li and Mr. Yunfei Li entered into an agreement with CBAK Power to loan approximately $1.4 million (RMB10,000,000) and $2.5 million (RMB18,000,000) respectively to CBAK Power for a terms of six months (collectively $3.9 million, the “Third Debt”). The loan was unsecured, non-interest bearing and repayable on demand.

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

On July 24, 2019, the Company entered into a securities purchase agreement with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company issued a promissory note (the “Note 1”) to the Lender. The Note has an original principal amount of $1,395,000, bears interest at a rate of 10% per annum and will mature 12 months after the issuance, unless earlier paid or redeemed in accordance with its terms. The Company received proceeds of $1,250,000 after an original issue discount of $125,000 and payment of Lender’s expenses of $20,000.

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

On October 14, 2019, the Company entered into a cancellation agreement with Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen (the creditors). Pursuant to the terms of the cancellation agreement, Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen agreed to cancel and convert the Fifth Debt and the Unpaid Earnest Money of approximately $1 million (RMB6,720,000) in exchange for 528,053, 3,536,068, 2,267,798 and 2,267,798 shares of common stock of the Company, respectively, at an exchange price of $0.6 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the Fifth Debt and the Unpaid Earnest Money. The cancellation agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the shares.

On December 30, 2019, the Company entered into a second securities purchase agreement with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company issued a promissory note (the “Note II”) to the Lender. The Note II has an original principal amount of $1,670,000, bears interest at a rate of 10% per annum and will mature 12 months after the issuance, unless earlier paid or redeemed in accordance with its terms. The Company received proceeds of $1,500,000 after an original issue discount of $150,000 and payment of Lender’s expenses of $20,000.

At December 31, 2019, the Company had aggregate interest-bearing bank loans of approximately $26.1 million, due in 2020 to 2021, in addition to approximately $42.3 million of other current liabilities.

As of December 31, 2019, the Company had unutilized committed banking facilities of $4.7 million.

On January 27, 2020, the Company entered into an exchange agreement (the “First Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $100,000 (the “Partitioned Promissory Note) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 160,256 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On February 20, 2020, the Company entered into a second exchange agreement (the “Second Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $100,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 207,641 shares of the Company’s common stock, par value $0.001 per share to the Lender.

In March 2020, the Company obtained another one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $5.7 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd . Under the facilities, the Company borrowed RMB24.2 million ($3.5 million) on March 13, 2020.

On April 10, 2020, each of Mr. Yunfei Li, Mr. Ping Shen and Asia EVK entered into an agreement with CBAK Power and BAK SZ, whereby BAK SZ assigned its rights to the unpaid inventories cost owed by CBAK Power of approximately $1.0 million (RMB7,000,000), $2.2 million (RMB16,000,000) and $1.0 million (RMB7,300,000) (collectively $4.3 million, the “Sixth Debt”) to Mr. Yunfei Li, Mr. Ping Shen and Asia EVK, respectively.

On April 27, 2020, the Company entered into a cancellation agreement with Mr. Yunfei Li, Mr. Ping Shen and Asia EVK (the creditors). Pursuant to the terms of the cancellation agreement, Mr. Yunfei Li, Mr. Ping Shen and Asia EVK agreed to cancel the Sixth Debt in exchange for 2,062,619, 4,714,557 and 2,151,017 shares of common stock of the Company, respectively, at an exchange price of $0.48 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the Sixth Debt. The cancellation agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the shares.

On April 28, 2020, the Company entered into a third exchange agreement (the “Third Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $100,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 312,500 shares of the Company’s common stock, par value $0.001 per share to the Lender.

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

(f) Prepaid Land Use Rights

Prior to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years. Upon the adoption of ASC 842 on January 1, 2019, land use rights acquired are assessed in accordance with ASC 842 and recognized in right-of-use assets if they meet the definition of lease.

(g) Foreign Currency Transactions and Translation

The reporting currency of the Company is the United States dollar (“US dollar”). The financial records of the Company’s PRC operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. The financial records of the Company’s subsidiaries established in other countries are maintained in their local currencies. Assets and liabilities of the subsidiaries are translated into the reporting currency at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expense items are translated using the average rate for the period. The translation adjustments are recorded in accumulated other comprehensive loss under shareholders’ equity.

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

Year ended December 31, 2018
Balance sheet, except for equity accounts	RMB 6.8783 to US$1.00
Income statement and cash flows	RMB 6.6282 to US$1.00

Year ended December 31, 2019
Balance sheet, except for equity accounts	RMB 6.9630 to US$1.00
Income statement and cash flows	RMB 6.9073 to US$1.00

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

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2018, through December 31, 2019 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2018	$7,537,273	$-	$7,537,273
Decrease in unrecognized tax benefits taken in current period	(407,988)	-	(407,988)
Balance as of December 31, 2018	7,129,285	-	7,129,285
Decrease in unrecognized tax benefits taken in current year	(86,703)	-	(86,703)
Balance as of December 31, 2019	$7,042,582	$-	$7,042,582

As of December 31, 2018 and 2019, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

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

(w) Recently Issued Accounting Standards

Newly adopted accounting pronouncements

On February 25, 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). It requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU asset”) representing its right to use the underlying asset for the lease term. The Company adopted this guidance in the first quarter of 2019 using the modified retrospective approach, electing the package of practical expedients, and the practical expedient to not separate lease and non-lease components for data center operating leases. The Company also elected the optional transition method that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. The Company did not have operating leases at January 1, 2019 and December 31, 2019 that require recognition of ROU assets and leases liabilities. The adoption did not impact the Company’s beginning accumulated deficit, and did not have a material impact on the Company’s consolidated statements of income and statements of cash flows. For finance leases , the Company recognizes straight-line amortization of the ROU asset and interest on the lease liability. This is consistent with the historical recognition of finance leases, which was unchanged upon adoption of ASC 842.

Prior to the adoption of ASC 842, these land use rights and are amortized on a straight-line basis over the term of the land use right. Upon the adoption of ASC 842 on January 1, 2019, land use rights acquired are assessed in accordance with ASC 842 and recognized in right-of-use assets if they meet the definition of lease.

Recent accounting pronouncements not yet adopted

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Pledged deposits

Pledged deposits as of December 31, 2018 and 2019 consisted of the following:

	December 31,	December 31,
	2018	2019
Pledged deposits with banks for:
Bills payable	$16,014,118	$4,021,255
Others*	1,225,705	1,499,736
	$17,239,823	$5,520,991

*	On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and for entrusting part of the project to a third party without their prior consent. The plaintiff sought a total amount of $1,210,799 (RMB8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $29,812 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which were already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze CBAK Power’s bank deposits totaling $1,210,799 (RMB8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another year until August 31, 2018. The Court further froze the bank deposits for another year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018.Upon the request from Shenzhen Huijie, the Court again froze the bank deposits for another year until August 27, 2020.

On July 25, 2019, CBAK Power received notice from Shenzhen Court of International Arbitration that Shenzhen Xinjiatuo Automobile Technology Co., Ltd filed arbitration against the Company for the failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.16 million (RMB1,112,269), including equipment cost of $0.14 million (RMB976,000) and interest of $0.02 million (RMB136,269). As of December 31, 2019, the Company has accrued for the equipment cost of $0.14 million (RMB976,000). On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269) for a period of one year to August 2020.

In early September, 2019, several employees of CBAK Suzhou files arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $89,295 (RMB 638,359) and compensation of $75,956 (RMB 543,000), totaling $0.17 million (RMB 1,181,359). In addition, upon the request of the employees, the court of Suzhou Industrial Park ruled that bank deposits of CBAK Suzhou totaling $0.17 million (RMB 1,181,359) should be frozen for a period of one year. As of December 31, 2019, $6 (RMB43) was frozen by bank. Subsequent to December 31, 2019, the Company has settled $0.16 million (RMB1,084,717).

In December, 2019, CBAK Power received notice from Court of Zhuanghe that Dalian Construction Electrical Installation Engineering Co., Ltd. (“Dalian Construction”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the construction contract. Dalian Construction sought a total amount of $99,251 (RMB691,086) and interest $1,884 (RMB12,934). As of December 31, 2019, the Company has accrued the construction cost of $99,251 (RMB691,086). Upon the request of Dalian Construction for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $101,135 (RMB704,020) for a period of one year to December 2020. As of December 31, 2019, $94,965 (RMB661,240) was frozen by bank.

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.6 million (RMB 4,434,209), which was already accrued for as of December 31, 2019. Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.6 million (RMB4,434,209) for a period of one year to December 17, 2020. As of December 31, 2019, $33,504 (RMB233,295) was frozen by bank.

4.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2018 and 2019:

	December 31,	December 31,
	2018	2019
Trade accounts receivable	$19,054,863	$12,517,626
Less: Allowance for doubtful accounts	(3,657,173)	(4,650,686)
	15,397,690	7,866,940
Bills receivable	6,353,342	85,480
	$21,751,032	$7,952,420

Included in trade accounts and bills receivables are retention receivables of $1,119,490 and $2,159,356 as of December 31, 2018 and 2019. Retention receivables are interest-free and recoverable at the end of the retention period of three to five years.

An analysis of the allowance for doubtful accounts is as follows:

	December 31,	December 31,
	2018	2019
Balance at beginning of year	$3,700,922	$3,657,173
Provision for the year	474,950	1,613,402
Reversal - recoveries by cash	(312,462)	(567,042)
Charged to consolidated statements of operations and comprehensive (loss) income	$162,488	$1,046,360
Foreign exchange adjustment	(206,237)	(52,847)
Balance at end of year	$3,657,173	$4,650,686

5.	Inventories

Inventories as of December 31, 2018 and 2019 consisted of the following:

	December 31,	December 31,
	2018	2019
Raw materials	$1,675,383	$482,836
Work in progress	2,737,415	1,254,490
Finished goods	5,209,563	6,929,388
	$9,622,361	$8,666,714

During the years ended December 31, 2018 and 2019, write-downs of obsolete inventories to lower of cost or net realizable value of $160,469 and $834,362, respectively, were charged to cost of revenues.

6.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2018 and 2019 consisted of the following:

	December 31,	December 31,
	2018	2019
Value added tax recoverable	$5,359,275	$4,124,624
Prepayments to suppliers	1,157,966	60,090
Deposits	56,974	63,184
Staff advances	54,207	53,731
Prepaid operating expenses	309,415	317,151
Others	212,617	124,133
	7,150,454	4,742,913
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$7,143,454	$4,735,913

7.	Payables to former subsidiaries, net

Payables to former subsidiaries as of December 31, 2018 and 2019 consisted of the following:

	December 31,	December 31,
	2018	2019
BAK Tianjin	$972,913	$-
BAK Shenzhen	3,328,733	1,483,352
	$4,301,646	$1,483,352

Balance as of December 31, 2018 and 2019 consisted of payables for purchase of inventories from BAK Tianjin and BAK Shenzhen. From time to time, the Company purchased from these former subsidiaries products that it did not produce to meet the needs of its customers.

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

The above balance is unsecured and non-interest bearing and repayable on demand.

8.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2018 and 2019 consisted of the following:

	December 31,	December 31,
	2018	2019
Buildings	$23,626,924	$27,262,301
Machinery and equipment	22,159,752	22,719,932
Office equipment	218,581	204,196
Motor vehicles	204,368	161,980
	46,209,625	50,348,409
Impairment	(1,840,596)	(4,126,152)
Accumulated depreciation	(5,460,526)	(8,044,692)
Carrying amount	$38,908,503	$38,177,565

During the years ended December 31, 2018 and 2019, the Company incurred depreciation expense of $2,442,428 and $2,728,224, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $21,749,145 and $24,671,045 as of December 31, 2018 and 2019, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations in the years ended December 31, 2018 and 2019, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of approximately $0.9 million and $2.3 million, respectively. The impairment charge represented the excess of carrying amounts of the Company's property, plant and equipment over the estimated fair value of the Company's production facilities in Dalian primarily for the production of high-power lithium batteries.

9.	Construction in Progress

Construction in progress as of December 31, 2018 and 2019 consisted of the following:

	December 31,	December 31,
	2018	2019
Construction in progress	$23,562,557	$21,613,577
Prepayment for acquisition of property, plant and equipment	1,439,256	94,047
Carrying amount	$25,001,813	$21,707,624

Construction in progress as of December 31, 2018 and 2019 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power.

For the years ended December 31, 2018 and 2019, the Company capitalized interest of $1,257,136 and $1,516,244, respectively, to the cost of construction in progress.

10.	Lease

(a)	Prepaid Land Use Rights, net

Prepaid land use rights as of December 31, 2018 and 2019 consisted of the followings:

	December 31,	December 31,
	2018	2019
Prepaid land use rights	$8,167,587	$-
Accumulated amortization	(721,470)	-
	$7,446,117	$-
Less: Classified as current assets	(163,352)	-
	$7,282,765	$-

Prepaid land use rights	$8,167,587
Accumulated amortization	(721,470)
$7,446,117
Less: Classified as right-of-use assets upon application of ASC 842	(7,446,117)
At January 1, 2019 and December 31, 2019	$-

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $7,621,715 (RMB53.1 million). Other incidental costs incurred totaled $446,541 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $169,516 for the year ended December 31, 2018.

(b)	Right-of-use assets

Prepaid land lease payments
Balance as of January 1, 2019	$7,446,117
Amortization charge for the year	(162,666)
Foreign exchange adjustment	(89,256)
Balance as of December 31, 2019	$7,194,195

Lump sum payments was made upfront to acquire the leased land from the owners with lease period for 50 years up to August 9, 2064, and no ongoing payments will be made under the terms of these land leases.

11.	Intangible Assets, net

Intangible assets as of December 31, 2018 and 2019 consisted of the followings:

	December 31,	December 31,
	2018	2019
Computer software at cost	$31,025	30,648
Accumulated amortization	(10,156)	(15,470)
	$20,869	15,178

Amortization expenses were $3,383 and $5,482 for the years ended December 31, 2018 and 2019, respectively.

12.	Trade Accounts and Bills Payable

Trade accounts and bills payable as of December 31, 2018 and 2019 consisted of the followings:

	December 31,	December 31,
	2018	2019
Trade accounts payable	$23,134,269	$11,157,014
Bills payable
– Bank acceptance bills	28,911,556	3,915,094
– Commercial acceptance bills	449,238	-
	$52,495,063	$15,072,108

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 3); and

(ii)	$6,353,342 and nil of the Company’s bills receivable as of December 31, 2018 and 2019, respectively (Note 4).

13.	Loans

Bank loans:

Bank borrowings as of December 31, 2018 and 2019 consisted of the followings:

	December 31,	December 31,
	2018	2019
Current maturities of long-term bank loans	$3,659,324	$16,574,752
Long-term bank borrowings	20,614,194	9,519,029
	$24,273,518	$26,093,781

On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $18.7 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), the Company’s CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, the Company’s former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO and Shenzhen BAK Battery Co., Ltd., the Company’s former subsidiary (“Shenzhen BAK”). Under the banking facilities, the Company borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.2 million), bearing fixed interest at 7.2% per annum. The Company also borrowed various bank acceptance of RMB3.2 million (approximately $0.5 million) under the facilities. The Company repaid the loan and bank acceptance bills on June 12, 2018.

In the second quarter of 2018, the Company obtained additional banking facilities from Bank of Dandong with bank acceptance bills of RMB5.0 million (approximately $0.7 million) for a term until October 17, 2018. The Company repaid the bank acceptance bills on October 17, 2018.

On August 2, 2017, the Company obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $14.4 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, the Company borrowed a series of bank acceptance bills from China Merchants Bank totaled RMB21.3 million (approximately $3.1 million) for a term until October 25, 2018. The facilities expired on August 1, 2018 and the Company repaid the bills on October 25, 2018.

On November 9, 2017, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.4 million) with the term expiring on November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. Under the facilities, bank deposits of approximately 50% were required to secure against this letter of credit. The Company borrowed a net letter of credit of RMB96.1 million (approximately $13.8 million) to November 7, 2018. The Company repaid the letter of credit on November 7, 2018.

On June 4, 2018, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $28.7 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, at current rate 6.175% per annum. The loans are repayable in six installments of RMB0.8 million ($0.12 million) on December 10, 2018, RMB24.3 million ($3.50 million) on June 10, 2019, RMB0.8 million ($0.12 million) on December 10, 2019, RMB74.7 million ($10.7 million) on June 10, 2020, RMB0.8 million ($0.12 million) on December 10, 2020 and RMB66.3 million ($9.6 million) on June 10, 2021. The Company repaid the bank loan of RMB0.8 million ($0.12 million) in December 2018, RMB24.3 million ($3.50 million) in June 2019 and RMB0.8 million ($0.12 million) in December 2019. Under the facilities, the Company borrowed RMB141.8 million (approximately $20.4 million) as of December 31, 2019. The facilities were secured by the Company’s land use rights, buildings, machinery and equipment. The Company repaid the bank loan of RMB0.8 million ($0.12 million), RMB24.3 million ($3.5 million) and RMB0.8 million ($0.12 million) on December 2018, June 2019 and December 2019 respectively.

Further, in August 2018, the Company borrowed a total of RMB60 million (approximately $8.6 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until August 14, 2019, which was secured by the Company’s cash totaled $8.6 million. The Company discounted these two bills payable of even date to China Everbright Bank at a rate of 4.0%. The Company repaid these bills payable in August 2019.

On August 22, 2018, the Company obtained one-year term facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.4 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivables of at least the same amount. Under the facilities, as of December 31, 2018, the Company borrowed a series of bank acceptance bills totaled RMB28.8 million (approximately $4.1 million) for a term until March 7, 2019, which was secured by bills receivable of $4.1 million. The Company repaid the bank acceptance bills on March 7, 2019.

In November 2018, the Company borrowed a total of RMB100 million (approximately $14.4 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until November 12, 2019, which was secured by the Company’s cash totaled RMB 50 million (approximately $7.2 million) and the 100% equity in CBAK Power held by BAK Asia. The Company discounted the bills payable of even date to China Everbright Bank at a rate of 4.0%. The Company repaid these bills payable in November 2019.

The Company also borrowed a series of acceptance bills from Industrial Bank Co., Ltd. Dalian Branch totaled RMB1.5 million (approximately $0.2 million) for various terms through May 21, 2019, which was secured by bills receivable of RMB1.5 million (approximately $0.2 million). The Company repaid the bank acceptance bills on May 21, 2019.

In October 2019, the Company borrowed a total of RMB28 million (approximately $4.0 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until October 15, 2020, which was secured by the Company’s cash totaled RMB28 million (approximately $4.0 million). The Company discounted these bills payable of even date to China Everbright Bank at a rate of 3.30%.

In December 2019, the Company obtained banking facilities from China Everbright Bank Dalian Friendship Branch totaled RMB39.9 million (approximately $5.7 million) for a term until November 6, 2020, bearing interest at 5.655% per annum. The facility was secured by 100% equity in CBAK Power held by BAK Asia and buildings of Hubei BAK Real Estate Co., Ltd., which Mr. Yunfei Li (“Mr. Li”), the Company’s CEO holding 15% equity interest. Under the facilities, the Company borrowed RMB39.9 million (approximately $5.7 million) on December 30, 2019.

The facilities were secured by the Company’s assets with the following carrying amounts:

	December 31,	December 31,
	2018	2019
Pledged deposits (note 3)	$16,014,118	$4,021,255
Prepaid land use rights (note 10)	7,446,117	-
Right-of-use assets (note 10)	-	7,194,195
Buildings	17,501,902	17,683,961
Machinery and equipment	10,206,100	7,196,810
Bills receivable (note 4)	6,353,342	-
	$57,521,579	$36,096,221

As of December 31, 2019, the Company had unutilized committed banking facilities of $4.7 million.

During the years ended December 31, 2018 and 2019, interest of $2,270,593 and $2,293,440 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2018 and 2019 consisted of the following:

		December 31,	December 31,
	Note	2018	2019
Advance from related parties
– Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$11,095,070	$-
– Mr. Xiangqian Li, the Company’s Former CEO	(b)	100,000	100,000
– Mr. Yunfei Li	(c)(e)	116,307	212,470
– Shareholders	(d)(e)	2,035,381	86,679
		13,346,758	399,149
Advances from unrelated third party
– Mr. Wenwu Yu	(f)	146,813	30,135
– Ms. Longqian Peng	(f)	654,230	646,273
– Mr. Shulin Yu	(g)	-	517,018
– Jilin Province Trust Co. Ltd	(h)	-	5,687,204
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(i)	-	71,808
		801,043	6,952,438
		$14,147,801	$7,351,587

(a)	The Company received advances from Tianjin New Energy, a related company under the control of Mr. Xiangqian Li, the Company’s former CEO, which was unsecured, non-interest bearing and repayable on demand. On November 1, 2016, Mr. Xiangqian Li ceased to be a shareholder but remained as a general manager of Tianjin New Energy.

On January 7, 2019, each of Mr. Dawei Li and Mr. Yunfei Li (the Company’s CEO) entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $3.4 million (RMB23,980,950) and $1.7 million (RMB11,647,890) (collectively $5.1 million, the “First Debt”) to Mr. Dawei Li and Mr. Yunfei Li, respectively.

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

In 2019, according to the investment agreements and agreed by the investors, the Company returned partial earnest money of $966,579 (approximately RMB6.7 million) to these investors.

On October 14, 2019, the Company entered into a cancellation agreement with Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen (the creditors). Pursuant to the terms of the cancellation agreement, Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen agreed to cancel and convert the Fifth Debt (note 1) and the Unpaid Earnest Money in exchange for 528,053, 3,536,068, 2,267,798 and 2,267,798 shares of common stock of the Company, respectively, at an exchange price of $0.6 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the Fifth Debt and the Unpaid Earnest Money.

As of December 31, 2019, earnest money of $86,679 remained outstanding.

(e)

On June 28, 2019, each of Mr. Dawei Li and Mr. Yunfei Li entered into an agreement with CBAK Power to loans approximately $1.4 million (RMB10,000,000) and $2.5 million (RMB18,000,000) respectively to CBAK Power for a term of six months (collectively $3.9 million, the “Third Debt”). The loan was unsecured, non-interest bearing and repayable on demand. On July 26, 2019, the Company entered into a cancellation agreement with Mr. Dawei Li, Mr. Yunfei Li and Asia EVK (the creditors). Pursuant to the terms of the cancellation agreement, Mr. Dawei Li, Mr. Yunfei Li and Asia EVK agreed to cancel the Third Debt and Fourth Debt (note 1) in exchange for 1,384,717, 2,938,067 and 2,769,435 shares of common stock of the Company, respectively, at an exchange price of $1.05 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the Third Debt and Fourth Debt.

(f)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.
(g)	On June 25, 2019, the Company entered into a loan agreement with Mr. Shulin Yu, an unrelated party, to loan RMB3.6 million (approximately $0.5 million) for a term of one year, bearing annual interest of 10% and the repayment was guaranteed by Mr. Yunfei Li (the Company’s CEO) and Mr. Wenwu Wang (the Company’s former CFO). As of December 31, 2019, the Company borrowed RMB3.6 million (approximately $0.5 million).

(h)

In January 2019, the Company obtained one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $5.8 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd.  Under the facilities, the Company borrowed a total of RMB39.6 million ($5.7 million) in 2019, bearing annual interest from 11.3% to 11.6%. Subsequent to December 31, 2019, the Company fully repaid the loan principal and accrued interest.

(i)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of December 31, 2019, loan amount of RMB0.5 million ($71,808) remained outstanding.

During the years ended December 31, 2018 and 2019, interest of nil and $601,153 were incurred on the Company’s borrowings from unrelated parties, respectively.

14.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2018 and 2019 consisted of the following:

	December 31,	December 31,
	2018	2019
Construction costs payable	$5,950,746	$1,335,483
Equipment purchase payable	6,510,571	7,440,131
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	2,362,466	2,485,384
Compensation costs	110,657	109,311
Customer deposits	192,113	600,758
Other payables and accruals	1,864,679	2,346,403
	$18,201,351	$15,527,589

(a)	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2018 and 2019, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2018 and 2019, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

15.	Deferred Government Grants

Deferred government grants as of December 31, 2018 and 2019 consist of the following:

	December 31,	December 31,
	2018	2019
Total government grants	$4,457,064	$4,260,833
Less: Current portion	(143,775)	(142,026)
Non-current portion	$4,313,289	$4,118,807

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving our facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized $23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized in years ended December 31, 2018 and 2019.

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

The Company offset government grants of $149,200 and $143,172 for the years ended December 31, 2018 and 2019, respectively, against depreciation expenses of the Dalian facilities.

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2018	December 31, 2019
Balance at beginning of year	$2,279,831	$2,250,615
Warranty costs incurred	(47,180)	(85,397)
Provision for the year	145,804	109,248
Foreign exchange adjustment	(127,840)	(27,533)
Balance at end of year	$2,250,615	$2,246,933

17.	Notes payable

Notes payable as of December 31, 2018 and December 31, 2019 consist of the following:

	December 31,	December 31,
	2018	2019
Notes payable, net of debt discount	$-	$2,846,736

On July 24, 2019, the Company entered into a securities purchase agreement with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company issued a promissory note (the “Note I”) to the Lender. The Note has an original principal amount of $1,395,000, bears interest at a rate of 10% per annum and will mature 12 months after the issuance, unless earlier paid or redeemed in accordance with its terms. The Company received proceeds of $1,250,000 after an original issue discount of $125,000 and payment of Lender’s expenses of $20,000. Beginning on the date that is six months after July 24, 2019, Lender shall have the right, exercisable at any time in its sole and absolute discretion, to redeem any amount of this Note up to $250,000.00 per calendar month by providing written notice to Borrower.

The Company recorded the $125,000 as debt discount and is being amortized as interest expense over 12 months period. The Company did not assign any value to the redemption feature of the Note because the redemption of the Note has no value on the redemption portion as of December 31, 2019.

On December 30, 2019, the Company entered into a securities purchase agreement with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company issued a promissory note (the “Note II”) to the Lender. The Note has an original principal amount of $1,670,000, bears interest at a rate of 10% per annum and will mature 12 months after the issuance, unless earlier paid or redeemed in accordance with its terms. The Company received proceeds of $1,500,000 after an original issue discount of $150,000 and payment of Lender’s expenses of $20,000. Beginning on the date that is six months after June 30, 2020, Lender shall have the right, exercisable at any time in its sole and absolute discretion, to redeem any amount of this Note up to $250,000.00 per calendar month by providing written notice to Borrower.

The Company recorded the $125,000 as debt discount and is being amortized as interest expense over 12 months period. The Company did not assign any value to the redemption feature of the Note because the redemption of the Note has no value on the redemption portion as of December 31, 2019.

The Company recorded $55,903 and $62,387 to interest expense from the amortization of debt discount and coupon interest for Note I, respectively, for the year ended December 31, 2019.

The Company recorded $833 and $597 to interest expense from the amortization of debt discount and coupon interest for Note II, respectively, for the year ended December 31, 2019.

18.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes expenses (credit) consisted of:

	December 31,	December 31,
	2018	2019
PRC income tax	$-	$-
Current	-	-
Deferred	$-	$-

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

To the extent that portions of CBAK’s U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. If dividends that CBAK receives from its subsidiaries are determined to be from sources outside of the U.S., subject to certain limitations, CBAK will generally not be required to pay U.S. corporate income tax on those dividends. Any liabilities for U.S. corporate income tax will be accrued in the Company’s consolidated statements of comprehensive loss and estimated tax payments will be made when required by U.S. law.

No provision for income taxes in the United States has been made as CBAK had no taxable income for the years ended December 31, 2018 and 2019.

Hong Kong Tax

BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the years ended December 31, 2018 and 2019 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Year ended December 31, 2018	Year ended December 31, 2019
Loss before income taxes	$(1,957,482)	$(10,853,435)
United States federal corporate income tax rate	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	(411,071)	(2,279,221)
Reconciling items:
Over provision of deferred taxation in prior year
Rate differential for PRC earnings	(44,325)	(372,518)
Non-deductible expenses	131,888	161,576
Share based payments	46,448	161,724
Recognition of tax losses previously not recognized	(132,104)	(92,668)
Valuation allowance on deferred tax assets	409,164	2,421,107
Income tax expenses	$-	$-

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2018 and 2019 are presented below:

	December 31, 2018	December 31, 2019
Deferred tax assets
Trade accounts receivable	$1,031,389	$1,225,916
Inventories	1,715,161	1,026,483
Property, plant and equipment	618,416	768,975
Provision for product warranty	562,654	561,733
Net operating loss carried forward	26,595,654	29,361,274
Valuation allowance	(30,523,274)	(32,944,381)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of December 31, 2019, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of December 31, 2019, the Company’s PRC subsidiaries had net operating loss carry forwards of $30,437,270, which will expire in various years through 2029. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

The Company recorded non-cash share-based compensation expense of nil for the year ended December 31, 2019, in respect of the restricted shares granted on June 30, 2015.

As of December 31, 2019, there was no unrecognized stock-based compensation associated with the above restricted shares. As of December 31, 2019, 1,667 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $204,020 for the year ended December 31, 2018, in respect of the restricted shares granted on April 19, 2016 of which $154,647, $26,523, $12,649 and $10,201 were allocated to general and administrative expenses, research and development expenses, sales and marketing expenses and cost of revenues, respectively.

The Company recorded non-cash share-based compensation expense of $36,641 for the year ended December 31,2019, in respect of the restricted shares granted on April 19, 2016 of which $27,774, $4,763, $2,272 and $1,832 were allocated to general and administrative expenses, research and development expenses, sales and marketing expenses and cost of revenues, respectively.

As of December 31, 2019, non-vested restricted shares granted on April 19, 2016 are as follows:

Non-vested shares as of January 1, 2019	84,830
Granted	-
Vested	(84,830)
Non-vested shares as of December 31, 2019	-

As of December 31, 2019, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $733,472 for the year ended December 31, 2019, in respect of the restricted shares granted on August 23, 2019 of which $567,081, $21,822 and $144,569 were allocated to general and administrative expenses, sales and marketing expenses and research and development expenses.

As of December 31, 2019, non-vested restricted share units granted on August 23, 2019 are as follows:

Non-vested share units as of August 23, 2019
Granted	1,887,000
Vested	(307,000)
Forfeited	(74,167)
Non-vested share units as of December 31, 2019	1,505,833

As of December 31, 2019, there was unrecognized stock-based compensation $964,828 associated with the above restricted share units. As of December 31, 2019, no vested shares were to be issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the years ended December 31, 2018 and 2019.

20.	Loss Per Share

The following is the calculation of loss per share:

	Year ended December 31, 2018	Year ended December 31, 2019
Net loss	$(1,957,482)	$(10,853,435)
Less: Net loss attributable to non-controlling interests	14,305	85,912
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	(1,943,177)	(10,767,523)

Weighted average shares used in basic and diluted computation	26,596,263	38,965,564

Loss per share - basic and diluted	$(0.07)	$(0.28)

Note:	Including 57,832 and 5,834 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued as of December 31, 2018 and 2019, respectively.

For the years ended December 31, 2018 and 2019, 84,830 and 1,505,833 unvested restricted shares, respectively, were anti-dilutive and excluded from shares used in the diluted computation.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, trade accounts and bills receivable, other receivables, balances with former subsidiaries, notes payable, other short-term loans, short-term and long-term bank loans and other payables approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

22.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2018 and 2019, the Company had the following contracted capital commitments:

	December 31, 2018	December 31, 2019
For construction of buildings	$3,439,794	$3,397,961
For purchases of equipment	2,226,776	-
Capital injection to CBAK Trading , CBAK Power and CBAK Energy (Note 1)	20,400,000	83,900,000
	$26,066,570	$87,297,961

(ii)	Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm the Company business. Other than the legal proceeding set forth below, the Company is currently not aware of any such legal proceedings or claims that the Company believe will have an adverse effect on their business, financial condition or operating results.

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,210,799 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million, which the Company already accrued for at June 30, 2016), interest of $30,689 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,210,799 (RMB 8,430,792) for a period of one year. On September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another one year until August 31, 2018. The Court further froze the bank deposits for another year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018. Upon the request from Shenzhen Huijie, the Court again froze the bank deposits for another year until August 27, 2020.

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million, the Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to defend the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,311,197 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $254,824 (RMB 1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. As of December 31, 2019, the Company has already paid RMB 10,962,140 (approximately $1,574,342) and accrued RMB6.1 million (approximately $0.9 million ) for the construction cost incurred and completed by Shenzhen Huijie.

In late February 2018, CBAK Power received a notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for breaches under the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($35,178), including construction costs of RMB238,735 ($34,286) and interest of RMB6,207 ($891), the Company has accrued for these amounts as of December 31, 2019. The Court of Zhuanghe requested an appraisal to be performed by a third-party appraisal institution on the uncompleted construction cost on the subject project, which should be deducted from the total construction cost of the contract. Based on the appraisal report from the appraisal institution, the uncompleted cost was RMB 170,032 ($24,419). On October 16, 2018, the Court of Zhuanghe determined that CBAK Power should pay RMB77,042 ($11,200) to Shenzhen Huijie after deducting the uncompleted cost, as well as other expenses incurred including deferred interest and litigation fee. On January 29, 2019, the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” dismissed the appeal by Shenzhen Huijie and affirmed the original judgement.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,625,285), including goods amount of RMB17,428,000 ($2,502,944) and interest of RMB851,858 ($122,341). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,502,944) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($18,883). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, the Company filed an application with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’ shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the Company’s petition that all the Anyuan Bus’ shareholders should be liable to pay the Company the debt as confirmed under the trial. On November 9, 2018, all the shareholders appealed against the judgment after receiving the notice from the Court. On March 29, 2019, the Company received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, the Company have filed appellate petition to the Intermediate Peoples’ Court of Dalian challenging the judgment from the Court of Zhuanghe. On October 9, 2019, the Intermediate Peoples’ Court of Dalian dismissed the appeal by the Company and affirmed the original judgment.

As of December 31, 2018 and 2019, the Company had made a full provision against the receivable from Anyuan Bus of RMB17,428,000 ($2,502,944).

On July 25, 2019, CBAK Power received notice from Shenzhen Court of International Arbitration that Shenzhen Xinjiatuo Automobile Technology Co., Ltd filed arbitration against the Company for the failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.16 million (RMB1,112,269), including equipment cost of $0.14 million (RMB976,000) and interest of $0.02 million (RMB136,269). As of December 31, 2019, the Company have accrued the equipment cost of $0.14 million (RMB976,000).

On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269), including equipment cost $0.14 million (RMB976,000), interest $0.02 million (RMB136,269) and litigation fees of $718 (RMB5,000) for a period of one year to August 2020. The Company believes that the plaintiff’s claims are without merit and are vigorously defending themselves in this proceeding.

On August 7, 2019, CBAK Power filed counter claim arbitration against Shenzhen Xinjiatuo Automobile Technology Co., Ltd for return of the prepayment due to the unqualified equipment, and sought a total amount of $0.29 million (RMB 1,986,400), including return of prepayment of $0.2 million (RMB 1,440,000), liquidated damages of $68,936 (RMB480,000) and litigation fees of $9,542 (RMB66,440).

In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $20,065 (RMB139,713), including services expenses amount of $19,949 (RMB138,908) and interest of $116 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB 150,000) for a period of one year. As of December 31, 2019, nil was frozen by bank and the Company had accrued the service cost of $20,065 (RMB139,713).

In December, 2019, CBAK Power received notice from Court of Zhuanghe that Dalian Construction Electrical Installation Engineering Co., Ltd. (“Dalian Construction”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the construction contract. Dalian Construction sought a total amount of $99,251 (RMB691,086) and interest $1,884 (RMB12,934). As of December 31, 2019, the Company has accrued the construction cost of $99,251 (RMB691,086). Upon the request of Dalian Construction for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $101,109 (RMB704,020) for a period of one year to December 2020. As of December 31, 2019, $94,965 (RMB661,240) was frozen by bank.

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.6 million (RMB 4,434,209), which have already been accrued for as of December 31, 2019. Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered freeze CBAK Power’s bank deposits totaling $0.6 million (RMB4,434,209) for a period of one year to December 17, 2020. As of December 31, 2019, $33,504 (RMB233,295) was frozen by bank.

On March 20, 2020, CBAK Power received notice from Court of Nanpi County, Hebei Province that Cangzhou Huibang Engineering Manufacturing Co., Ltd (“Cangzhou Huibang”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.3 million (RMB 2,029,594), including materials purchase cost of $0.3 million (RMB 1,932,947), and interest of $13,880 (RMB 96,647). Upon the request of Cangzhou Huibang for property preservation, the Court of Nanpi ordered to freeze CBAK Power’s bank deposits totaling $ 0.3 million (RMB 2,029,594) for a period of one year to March 3, 2020. As of December 31, 2019, the Company has accrued materials purchase cost of $0.3 million (RMB1,932,947).

In early September, 2019, several employees of CBAK Suzhou files arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $89,295 (RMB 638,359) and compensation of $75,956 (RMB 543,000), totaling $0.17 million (RMB 1,181,359). In addition, upon the request of the employees for property preservation, bank deposit of $0.17 million (RMB 1,181,359) was frozen by the court of Suzhou for a period of one year. On September 5, 2019, CBAK Suzhou and the employees reached an agreement that CBAK Suzhou will pay these salaries and compensation. As of December 31, 2019, $6 (RMB43) was frozen by bank. Subsequent to December 31, 2019, the Company fully repaid the salaries and compensation.

23.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the years ended December 31, 2018 and 2019 as follows:

	Year ended		Year ended
	December 31, 2018		December 31, 2019
Customer A	$6,330,608	25.91%	$7,222,245	32.54%
Customer B	3,807,854	15.58%	*	*
Customer D	*	*	3,308,638	14.91%
Zhengzhou BAK Battery Co., Ltd (a)	*	*	3,961,050	17.85%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net accounts receivable as of December 31, 2018 and 2019 as follows:

	December 31, 2018		December 31, 2019
Customer A	$1,769,416	11.49%	$1,725,293	21.93%
Customer B	4,283,023	27.82%	*	*
Customer C	2,293,257	14.89%	*	*
Customer D	*	*	1,713,628	21.78%
Customer E	*	*	902,309	11.47%
Customer F	*	*	830,821	10.56%

The Company had the following suppliers that individually comprised 10% or more of net purchase for the years ended December 31, 2018 and 2019 as follows:

	Year ended		Year ended
	December 31, 2018		December 31, 2019
Supplier A	$3,719,739	16.73%	$	*	*
Supplier B	*	*		2,920,966	21.40%
Zhengzhou BAK New Energy Vehicle Co., Ltd (b)	*	*		3,812,819	27.93%

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of accounts payable as of December 31, 2018 and 2019 as follows:

	December 31, 2018		December 31, 2019
Supplier C	2,962,247	12.80%	*	*
Supplier D	*	*	1,126,582	10.10%

For the years ended December 31, 2018 and 2019, the Company recorded the following transactions:

	December 31, 2018	December 31, 2019
Purchase of inventories from
BAK Tianjin	$716,997	$-
BAK Shenzhen(b)	107,280	63,950
Zhengzhou BAK Battery Co., Ltd (a)	2,032,756	-
Zhengzhou BAK New Energy Vehicle Co., Ltd (b)	-	3,812,819

Net sales of finished goods to
BAK Tianjin	36,766	-
BAK Shenzhen	-	526,719
Zhengzhou BAK Battery Co., Ltd (a)	-	3,961,050

Proceeds on disposal of patented proprietary technology offset against amount due to BAK Shenzhen (Note 7) (c)	12,845,795	-

(a)	Mr. Xiangqian Li, the former CEO, is a director of this company. As of December 31, 2018 and December 31, 2019, payable to Zhengzhou BAK Battery Co., Ltd were $2,291,261 and nil, respectively, was included in trade accounts and bills payable.
(b)	Mr. Xiangqian Li, our former CEO, is a director of this company.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2018 and 2019, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

After the disposal of BAK International, the Company focused on producing high-power lithium battery cells. Net revenues from continuing operations for the years ended December 31, 2018 and 2019 were as follows:

Net revenues by product:

	Year ended	Year ended
	December 31, 2018	December 31, 2019
High power lithium batteries used in:
Electric vehicles	$8,169,195	$4,509,055
Light electric vehicles	64,140	16,147
Uninterruptable supplies	16,199,969	17,669,146
Total	$24,433,304	$22,194,348

Net revenues by geographic area:

	Year ended	Year ended
	December 31, 2018	December 31, 2019
Mainland China	$21,292,111	21,632,637
Europe	99,996	-
PRC Taiwan	103,256	442
Israel	990,953	118,906
USA	1,833,837	285,556
Others	113,151	156,807
Total	$24,433,304	$22,194,348

Substantially all of the Company’s long-lived assets are located in the PRC.

25.	CBAK Energy Technology, Inc. (Parent Company)

Under PRC regulations, subsidiaries in PRC (“the PRC subsidiaries”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, the PRC subsidiaries are required to set aside at least 10% of their after tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of December 31, 2018 and 2019, additional transfers of $24,019,489 and $31,269,489 were required for CBAK Power and CBAK Trading before the statutory general reserve reached 50% of the registered capital of the PRC subsidiaries. As of December 31, 2018 and 2019, there was $1,230,511 appropriation from retained earnings and set aside for statutory general reserves by the PRC subsidiaries. CBAK Trading, CBAK Energy and CBAK Suzhou did not have after tax net profits since its incorporation and therefore no appropriation was made to fund its statutory general reserve as of December 31, 2018 and 2019. CBAK Power had after tax loss of $392,959 and $6,406,251 for the years ended December 31, 2018 and 2019, respectively.

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

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CBAK ENERGY TECHNOLOGY, INC.

 PARENT COMPANY STATEMENTS OF OPERATIONS

For the years ended December 31, 2018 and 2019

(Unaudited)

	Year ended December 31, 2018	Year ended December 31, 2019
REVENUE, net	$-	$-
	-
OPERATING EXPENSES:
Salaries and consulting expenses	451,036	978,942
General and administrative	398,101	439,974

Total operating expenses	(849,137)	(1,418,916)

LOSS FROM OPERATIONS	(849,137)	(1,418,916)

Finance expenses	-	(120,051)

LOSS ATTRIBUTABLE TO PARENT COMPANY	(849,137)	(1,538,967)

EQUITY IN LOSS OF SUBSIDIARIES	(1,094,040)	(9,228,556)

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS	$(1,943,177)	$(10,767,523)

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY BALANCE SHEETS

As of December 31, 2018 and 2019

(Unaudited)

	December 31, 2018	December 31, 2019
ASSETS

Interests in subsidiaries	$1,957,493	$18,183,266
Total assets	$1,957,493	$18,183,266

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	-	2,846,736
Accrued expenses and other payables	$1,642,171	$1,731,251
Total current liabilities	1,642,171	4,577,987

SHAREHOLDERS’ EQUITY	315,322	13,605,279
Total liabilities and shareholders’ equity	$1,957,493	$18,183,266

CBAK ENERGY TECHNOLOGY, INC.

 PARENT COMPANY STATEMENTS OF CASH FLOWS

For the years ended December 31, 2018 and 2019

(Unaudited)

	Year ended December 31, 2018	Year ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,943,177)	$(10,767,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of subsidiaries	1,094,040	9,228,556
Share based compensation	221,180	770,113
Change in operating assets and liabilities
Accrued expenses and other payable	93,962	89,080
Net cash used in operating activities	(533,995)	(679,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in interest in subsidiaries	533,995	(2,070,226)
Net cash provided by (used in) investing activities	533,995	(2,070,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	-	2,750,000
Net cash provided by financing activities	-	2,750,000

CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, beginning of year	-	-

CASH AND CASH EQUIVALENTS, end of year	$-	$-

The condensed parent company financial statements have been prepared using the equity method to account for its subsidiaries. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

26.	Subsequent events

Coronavirus (COVID-19)

An outbreak of respiratory illness caused by COVID-19 emerged in late 2019 and has spread within the PRC and globally. The coronavirus is considered to be highly contagious and poses a serious public health threat. Any outbreak of health epidemics or other outbreaks of diseases in the PRC or elsewhere in the world may materially and adversely affect the global economy, the markets and the Company business. In the first quarter of 2020, the COVID-19 outbreak has caused disruptions in the Company manufacturing operations and temporary closure of its offices. The disruption in the procurement, manufacturing and assembly process within the Company’s production facilities has resulted in delays in the shipment of its products to customers, increased costs and reduced revenue. As of the date of this annual report, the Company has fully resumed operations.

As the coronavirus epidemic expands globally, the world economy is suffering a noticeable slowdown. The duration and intensity of disruptions resulting from the coronavirus outbreak is uncertain. It is unclear as to when the outbreak will be contained, and the Company also cannot predict if the impact will be short-lived or long-lasting. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2019.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2019 were not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

–	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

–	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

–	We are in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience. Ms. Xiangyu Pei was appointed by the Board of Directors of the Company as the Interim Chief Financial Officer on August 23, 2019.

–	We plan to make necessary changes by providing trainings to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

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

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2019, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Yunfei Li	53	Chairman of the Board and Chief Executive Officer
J. Simon Xue	65	Director
Martha C. Agee	64	Director
Jianjun He	47	Director
Guosheng Wang	47	Director
Xiangyu Pei	30	Interim Chief Financial Officer

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

Xiangyu Pei has served as our Interim Chief Financial Officer since August 23, 2019. Prior to that, Ms. Pei has been the secretary of the Company since 2017. She has also served as the financial controller of the Company’s subsidiary, CBAK Power since 2017. She has been responsible for the auditing, accounting and investor relationship of CBAK Power, as well as assisting in consolidation and financial reporting of the Company. Ms. Pei received a PhD in World Economics from Jilin University in China.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to shareholders. This significant responsibility requires highly skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Company’s Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board and the Nominating and Corporate Governance Committee of the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

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

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. A copy of the Code of Business Conduct and Ethics has been filed as Exhibit 14.1 to our Quarterly Report on Form 10-Q filed on August 22, 2006 and is hereby incorporated by reference into this annual report. The Code of Business Conduct and Ethics is also available on our website at www.cbak.com.cn. During the fiscal year ended December 31, 2019, there were no amendments to or waivers of our Code of Business Ethics and Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on our Internet website at www.cbak.com.cn or via a current report on Form 8-K.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our Common Stock must report their initial ownership of the Common Stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2019, except that (i) two Form 4s, covering three transactions, were filed late by Yunfei Li; (ii) one Form 3 and one Form 4, covering an aggregate of two transactions, were filed late by Dawei Li; (iii) one Form 4, covering one transaction, was filed late by Asia EVK New Energy Auto Ltd; (iv) one Form 4, covering one transaction, was filed late by J. Simon Xue; (v) one Form 4, covering one transaction, was filed late by Martha Agee; (vii) one Form 4, covering one transaction, was filed late by Jianjun He; (viii) one Form 4, covering one transaction, was filed late by Guosheng Wang; (ix) one Form 3, covering one transaction, was not filed by Shibin Mao; and (x) one Form 4, covering one transaction, was filed late by Wenwu Wang.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

			Stock	Option
Name and Principal Position	Period	Salary ($)(1)	Awards ($)(2)	Awards ($)	Total ($)
Yunfei Li, President, Chief Executive Officer	Year ended December 31, 2019	128,168	127,000	-	255,168
	Year ended December 31, 2018	119,833	142,100	-	261,933

(1)	The amounts reported in this table have been converted from RMB to U.S. dollars based on the average conversion rate between the U.S. dollar and RMB for the applicable fiscal year, or $1.00 to RMB 6.6282 (fiscal year 2018 exchange rate), $1.00 to RMB6.9073 (fiscal year 2019 exchange rate).

(2)	The stock awards consisted of: 1) restricted shares granted on June 30, 2015, which are vested and exercisable in twelve equal quarterly installment with the first vesting date of June 30, 2015 and with a fair value of $3.24, and 2) restricted shares granted on April 19, 2016 with a fair value of $2.68 per share, which are vested and exercisable under three types of vesting schedules. First, if the number of restricted shares granted is below 3,000, the shares will vest annually in 2 equal installments over a two-year period with the first vesting on June 30, 2017. Second, if the number of restricted shares granted is larger than or equal to 3,000 and is below 10,000, the shares will vest annually in 3 equal installments over a three-year period with the first vesting on June 30, 2017. Third, if the number of restricted shares granted is above or equal to 10,000, the shares will vest semi-annually in 6 equal installments over a three-year period with the first vesting on December 31, 2016. 3) restricted shares granted on August 23, 2019 with a fair value of $0.9 per share, which are vested and exercisable under two types of vesting schedules; (i) the share units will vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019; (ii) the share units will vest annual in 3 equal installments over a three-year period with the first vesting on March 31, 2021.

Summary of Employment Agreements

The base salary shown in the Summary Compensation Table is described in each named executive officer’s respective employment agreement. The material terms of those employment agreements are summarized below.

We entered into employment agreements with three-year initial terms with our named executive officers with standard employment agreements. We entered into the employment agreement with Mr. Yunfei Li and Mr. Wenwu Wang on March 1, 2016 and September 30, 2014, respectively. On July 1, 2017, we entered into a new agreement with Mr. Wenwu Wang for another three-year terms from July 1, 2017 to June 30, 2020 and Mr. Wenwu Wang resigned from his position of Chief Financial Officer and remains as the General Manager of CBAK Power. On August 23, 2019, the Board of Directors appointed Ms. Xiangyu Pei as the Interim Chief Financial Officer, and we entered into the employment agreement with Ms. Xiangyu Pei for a three-year term. On November 22, 2019, Mr. Wenwu Wang resigned as General Manager of CBAK Power and has agreed to act as a consultant to the Company. Each of our standard employment agreements is automatically extended by a year at the expiration of the initial term and at the expiration of every one-year extension, until terminated in accordance with the termination provisions of the agreements, which are described below.

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

●	approach our clients, customers or contacts or other persons or entities, and not to interfere with the business relationship between us and such persons and/or entities;
●	assume employment with or provide services as a director for any of our competitors, or engage in any business which is in direct or indirect competition with our business; or
●	solicit the services of any of our employees.

Outstanding Equity Awards at Fiscal Year-End 2019

The following table sets forth the equity awards outstanding at December 31, 2019 for each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Yunfei Li, President, Chief Executive Officer						-	-	333,333	*	300,000

*	On June 30, 2015, Mr. Li was granted 30,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Equity Incentive Plan of the Company (the “2015 Plan”). The restricted shares vest over a three-year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On April 19, 2016, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 150,000 restricted shares of the Company’s common stock. The restricted shares vest semi-annually in 6 equal installments over a three-year period with the first vesting on December 31, 2016. On August 23, 2019, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 400,000 restricted share units of the Company’s common stock. The share units vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019.

Compensation of Directors

On August 23, 2019, pursuant to the 2015 Plan, each of our independent directors was granted 20,000 restricted share units of the Company’s common stock. The share units vest semi-annually in 6 equal installments over a three year period with the first vesting on September 30, 2019.

The following table sets forth the total compensation earned by our non-employee directors during our fiscal year ended December 31, 2019:

	Fees Earned or
Name	Paid in Cash ($)	Stock Awards ($)	Total ($)
J. Simon Xue	20,000	3,000	23,000
Martha C. Agee	20,000	3,000	23,000
Jianjun He	20,000	3,000	23,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on May 12, 2020 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group:

Names of Management and Names of Certain Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (1)
	Number (2)	Percent (3)
Yunfei Li (6) (8) (10)	8,589,919	15.98%

J. Simon Xue (7) (11)	13,333	*

Martha C. Agee (4) (11)	33,333	*

Jianjun He (4) (11)	33,333	*

Guosheng Wang (5)	77,500	*

Xiangyu Pei (13)	30,000	*

All executive officers and directors as a group (6 persons)	8,777,418	16.33%

Principal Shareholders
Dawei Li (8) (10)	6,733,359	12.53%
Asia EVK Energy Auto Limited (9) (10)	7,551,598	14.05%
Shibin Mao (12)	5,404,880	10.05%
Lijuan Wang (12)	3,993,422	7.43%
Ping Shen (12)	3,954,426	7.36%

*	Denotes less than 1% of the outstanding shares of Common Stock.

(1)	The number of shares beneficially owned is determined under Securities and Exchange Commission (“SEC”) rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of the Reference Date, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

(2)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of Common Stock listed as owned by that person or entity.

(3)	A total of 31,745,518 shares of Common Stock are considered to be outstanding on the Reference Date. For each beneficial owner above, any Presently Exercisable securities of such beneficial owner have been included in the denominator, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

(4)	On June 30, 2015, each of our independent directors was granted 30,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three-year period in 12 equal quarterly installments with the first vesting date on June 30, 2015.

(5)	On June 30, 2015, Mr. Guosheng Wang was granted 50,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three-year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On April 19, 2016, Mr. Wang was granted an additional 20,000 restricted shares under the 2015 Plan. Such shares vest semi-annually in 6 equal installments over a three-year period with the first vesting on December 31, 2016. On August 23, 2019, pursuant to the 2015 Plan, the Company granted Mr. Wang an aggregate of 70,000 restricted share units of the Company’s common stock. The share units vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019.

(6)

On June 30, 2015, Mr. Yunfei Li was granted 30,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three-year period in 12 equal quarterly installments with the first vesting date on June 30, 2015.On April 19, 2016, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 150,000 restricted shares of the Company’s common stock. The restricted shares vest semi- annually in 6 equal installments over a three-year period with the first vesting on December 31, 2016. On February 17, 2017, we signed a letter of understanding with each of eight individual investors, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of our common stock totaling $10 million. The issue price will be determined with reference to the market price prior to the issuance of new shares. In January 2017, the shareholders paid us a total of $2.1 million as refundable deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a refundable deposit of $0.2 million. In April and May 2017, we received cash of $9.6 million from these shareholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which we agreed to issue an aggregate of 6,403,518 shares of common stock, par value $0.001 per share to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, including 746,018 shares were issued to Mr. Yunfei Li, our CEO. On June 22, 2017, we issued the shares to the investors.

On August 23, 2019, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 400,000 restricted share units of the Company’s common stock. The share units vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019.

(7)	On April 19, 2016, pursuant to the 2015 Plan, the Company granted Dr. Xue an aggregate of 30,000 restricted shares of the Company’s common stock. The restricted shares vest semi-annually in 6 equal installments over a three-year period with the first vesting on December 31, 2016.

(8)

On January 7, 2019, we entered into a cancellation agreement with Mr. Yunfei Li and Mr. Dawei Li, who loaned an aggregate of approximately $5.2 million to CBAK Power (the “First Debt”). Pursuant to the terms of the Cancellation Agreement, the creditors agreed to cancel the First Debt in exchange for an aggregate of 5,098,040 shares of common stock of the Company at an exchange price of $1.02 per share. According to the amount of loan, 3,431,373 and 1,666,667 shares were issued to Mr. Dawei Li and Mr. Yunfei Li, respectively. Upon receipt of the Shares, the creditors released the Company from any claims, demands and other obligations relating to the First Debt.

(9)

On April 26, 2019, we entered into a cancellation agreement with Mr. Jun Lang, Ms. Jing Shi and Asia EVK Energy Auto Limited (“Asia EVK”), who loaned an aggregate of approximately $5.4 million to CBAK Power (the “Second Debt”). Pursuant to the terms of the Cancellation Agreement, the creditors agreed to cancel the Second Debt in exchange for an aggregate of 5,205,905 shares of common stock of the Company at an exchange price of $1.1 per share. According to the amount of loan, 300,534, 123,208 and 4,782,163 shares were issued to Mr. Jun Lang, Ms. Jing Shi and Asia EVK, respectively. Upon receipt of the Shares, the creditors released the Company from any claims, demands and other obligations relating to the Second Debt.

(10)

On July 26, 2019, we entered into a cancellation agreement with Mr. Dawei Li, Mr. Yunfei Li and Asia EVK, who loaned an aggregate of approximately $7.1 million to CBAK Power (the “Third Debt” and “Fourth Debt”). Pursuant to the terms of the Cancellation Agreement, the creditors agreed to cancel the Third Debt and Fourth Debt in exchange for an aggregate of 7,092,219 shares of common stock of the Company at an exchange price of $1.05 per share. According to the amount of loan, 1,384,717, 2,938,067 and 2,769,435 shares were issued to Mr. Dawei Li, Mr. Yunfei Li and Asia EVK, respectively. Upon receipt of the Shares, the creditors released the Company from any claims, demands and other obligations relating to the Third Debt and Fourth Debt.

(11)

On August 23, 2019, pursuant to the 2015 Plan, each of our independent directors was granted 20,000 restricted share units of the Company’s common stock. The share units vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019.

(12)

On October 14, 2019, we entered into a cancellation agreement with Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen, who loaned an aggregate of approximately $4.2 million to CBAK Power (the “Fifth Debt”) and Unpaid Earnest Money of approximately $1.0 million. Pursuant to the terms of the Cancellation Agreement, the creditors agreed to cancel the Fifth Debt and convert the Unpaid Earnest Money in exchange for an aggregate of 8,599,717 shares of common stock of the Company at an exchange price of $0.6 per share. According to the amount of loan, 528,053, 3,536,068, 2,267,798 and 2,267,798 shares were issued to Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen, respectively. Upon receipt of the Shares, the creditors released the Company from any claims, demands and other obligations relating to the Fifth Debt and the Unpaid Earnest Money.

(13)	On April 19, 2016, Ms. Pei was granted 50,000 restricted shares under the 2015 Plan. Such shares vest semi-annually in 6 equal installments over a three-year period with the first vesting on December 31, 2016. On August 23, 2019, pursuant to the 2015 Plan, the Company granted Ms. Pei an aggregate of 180,000 restricted share units of the Company’s common stock. The share units vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Stock Option Plan and Compensation Plan for Non-Employee Directors

The following table sets forth certain information about the securities authorized for issuance under our Stock Option Plan and our Compensation Plan for Non-Employee Directors as of December 31, 2019. Options exercisable for all of the securities shown in column (a) below were granted under our Stock Option Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	222,401	(1)

Equity compensation plans not approved by security holders		-	-

Total	-	-	222,401	(1)

*	All information in and below this table gives retroactive effect to our one-for-five reverse stock split effected on October 26, 2012.

(1)	Includes 86,500 shares of restricted stock that are available for future issuance under our Compensation Plan for Non-Employee Directors and 135,901 shares of restricted stock that are available for future issuance under our Stock Option Plan, as of December 31, 2019.

2015 Equity Incentive Plan

The following table sets forth certain information about the securities authorized for issuance under our 2015 Plan as of December 31, 2019. Options exercisable for all of the securities shown in column (a) below were granted under our 2015 Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,511,667	$0.91	7,063,519	(1)

Equity compensation plans not approved by security holders	-

Total	1,511,667	$0.91	7,063,519	(1)

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

On April 19, 2016, pursuant to the 2015 Plan, the Company granted an aggregate of 500,000 restricted shares of the Company’s common stock to certain employees, officers and directors of the Company. The restricted shares vest semi-annually in 6 equal installments over a three-year period with the first vesting on December 31, 2016.

On August 23, 2019, pursuant to the 2015 plan, the Company granted an aggregate of 1,887,000 restricted share units of the Company’s common stock to certain employees, officers and directors of the Company. There are two types of vesting schedules, (i) the share units will vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019; (ii) the share units will vest annual in 3 equal installments over a three year period with the first vesting on March 31, 2021.

As of December 31, 2019, 1,414,323 vested shares were issued, and 1,511,667 shares were to be issued upon vesting. Under the 2015 Plan, 7,063,519 shares are available for future issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

We obtained one-year banking facilities of $5.7 million from China Everbright Bank Dalian Friendship Branch. The banking facilities were guaranteed by 100% equity in CBAK Power held by BAK Asia and buildings of Hubei BAK Real Estate Co., Ltd., which Mr. Yunfei Li, the Company’s CEO holding 15% equity interest. Mr. Yunfei Li did not receive and is not entitled to receive any consideration for the above-referenced guarantees. We are not independently obligated to indemnify any of those guarantors for any amounts paid by them pursuant to any guarantee.

On January 7, 2019, we entered into a cancellation agreement with Mr. Yunfei Li and Mr. Dawei Li, who loaned an aggregate of approximately $5.2 million to CBAK Power (the “First Debt”). Pursuant to the terms of the Cancellation Agreement, the creditors agreed to cancel the First Debt in exchange for an aggregate of 5,098,040 shares of common stock of the Company at an exchange price of $1.02 per share. According to the amount of loan, 3,431,373 and 1,666,667 shares were issued to Mr. Dawei Li and Mr. Yunfei Li, respectively. Upon receipt of the Shares, the creditors released the Company from any claims, demands and other obligations relating to the First Debt.

On April 26, 2019, we entered into a cancellation agreement with Mr. Jun Lang, Ms. Jing Shi and Asia EVK Energy Auto Limited (“Asia EVK”), who loaned an aggregate of approximately $5.4 million to CBAK Power (the “Second Debt”). Pursuant to the terms of the Cancellation Agreement, the creditors agreed to cancel the Second Debt in exchange for an aggregate of 5,205,905 shares of common stock of the Company at an exchange price of $1.1 per share. According to the amount of loan, 300,534, 123,208 and 4,782,163 shares were issued to Mr. Jun Lang, Ms. Jing Shi and Asia EVK, respectively. Upon receipt of the Shares, the creditors released the Company from any claims, demands and other obligations relating to the Second Debt.

On July 26, 2019, we entered into a cancellation agreement with Mr. Dawei Li, Mr. Yunfei Li and Asia EVK, who loaned an aggregate of approximately $7.1 million to CBAK Power (the “Third Debt” and “Fourth Debt”). Pursuant to the terms of the Cancellation Agreement, the creditors agreed to cancel the Third Debt and Fourth Debt in exchange for an aggregate of 7,092,219 shares of common stock of the Company at an exchange price of $1.05 per share. According to the amount of loan, 1,384,717, 2,938,067 and 2,769,435 shares were issued to Mr. Dawei Li, Mr. Yunfei Li and Asia EVK, respectively. Upon receipt of the Shares, the creditors released the Company from any claims, demands and other obligations relating to the Third Debt and Fourth Debt.

On October 14, 2019, we entered into a cancellation agreement with Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen, who loaned an aggregate of approximately $4.2 million to CBAK Power (the “Fifth Debt”) and Unpaid Earnest Money of approximately $1.0 million. Pursuant to the terms of the Cancellation Agreement, the creditors agreed to cancel the Fifth Debt and convert the Unpaid Earnest Money in exchange for an aggregate of 8,599,717 shares of common stock of the Company at an exchange price of $0.6 per share. According to the amount of loan, 528,053, 3,536,068, 2,267,798 and 2,267,798 shares were issued to Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen, respectively. Upon receipt of the Shares, the creditors released the Company from any claims, demands and other obligations relating to the Fifth Debt and the Unpaid Earnest Money.

On April 27, 2020, we entered into a cancellation agreement with Mr. Yunfei Li, Asia EVK and Mr. Ping Shen, who loaned an aggregate of approximately $4.3 million to CBAK Power (the “Sixth Debt”). Pursuant to the terms of the Cancellation Agreement, the creditors agreed to cancel the Sixth Debt in exchange for an aggregate of 8,928,193 shares of common stock of the Company at an exchange price of $0.48 per share. According to the amount of loan, 2,062,619, 2,151,017 and 4,714,557 shares were issued to Mr. Yunfei Li, Asia EVK and Mr. Pin Shen, respectively. Upon receipt of the Shares, the creditors released the Company from any claims, demands and other obligations relating to the Sixth Debt.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees and Services

Audit Fees

Centurion ZD CPA & Co. has billed us $254,000 and $202,000 for the fiscal years ended December 31, 2018 and 2019, respectively, for professional services rendered for the audit of our annual financial statements, including reviews of the interim financial statements included in our quarterly reports on Form 10-Q and assistance with the Securities Act filings.

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

Exhibit List

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

●	Report of Centurion ZD CPA & Co., Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2019 and 2018
●	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018
●	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018
●	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
●	Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description

2.1	Articles of Merger (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8- K filed on January 17, 2017)

3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on December 8, 2006)

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 19, 2007)

3.3	Certificate of Change Pursuant to NRS 78.209 filed by the Company on October 22, 2012 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 26, 2012)

3.4	Certificate of Amendment to Articles of Incorporation filed by the Company on June 23, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 26, 2015)

Exhibit No.	Description

4.1	CBAK Energy Technology, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix D to the registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2015).

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2011)

10.2	Cancellation Agreement among the Company and creditors, dated as of April 27, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2020)

10.3	Securities Purchase Agreement between the Company and Atlas Sciences, LLC, dated December 30, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2020)

10.4	Promissory Note from the Company to Atlas Sciences, LLC, dated December 30, 2019 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 6, 2020).

10.5	Form of Restricted Share Units Award Agreement Under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 29, 2019)

10.6	Securities Purchase Agreement between the Company and Atlas Sciences, LLC, dated July 24, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 29, 2019)

10.7	Promissory Note from the Company to Atlas Sciences, LLC, dated July 24, 2019 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 29, 2019)

10.8	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 6, 2015)

14.1	Code of Business Conduct and Ethics of the registrant (incorporated by reference to Exhibit 14.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)

21.1	List of subsidiaries of the registrant.

23.1	Consent of Centurion ZD CPA & Co.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2020

CBAK ENERGY TECHNOLOGY, INC.

	By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

	By:	/s/ Xiangyu Pei
Xiangyu Pei
Interim Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunfei Li	Chairman and Chief Executive Officer	May 14, 2020
Yunfei Li	(Principal Executive Officer)

/s/ Xiangyu Pei	Interim Chief Financial Officer	May 14, 2020
Xiangyu Pei	(Principal Financial and Accounting Officer)

/s/ Guosheng Wang	Director	May 14, 2020
Guosheng Wang

/s/ J. Simon Xue	Director	May 14, 2020
J. Simon Xue

/s/ Martha C. Agee	Director	May 14, 2020
Martha C. Agee

/s/ Jianjun He	Director	May 14, 2020
Jianjun He