Form 10-Q
period 2020-03-31
CBAK Energy Technology, Inc.
filed 2020-07-02
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CBAT	Nasdaq Capital Market

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 1, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	63,658,132

CBAK ENERGY TECHNOLOGY, INC.

i

EXPLANATORY NOTE

As previously disclosed on CBAK Energy Technology, Inc.’s (the “Company”) Form 8-K filed on May 15, 2020, the filing of this quarterly report on Form 10-Q for the quarter ended March 31, 2020 was delayed due to circumstances related to COVID-19 and its impact on the Company’s operations. All of the Company’s operating subsidiaries, employees, facilities and customers are located in China which has been affected by the outbreak of COVID-19 since December 2019. The COVID-19 pandemic has caused disruptions in the Company’s daily activities and impaired the Company’s ability to file the quarterly report by the original deadline of May 15, 2020. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of this quarterly report.

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2020

CBAK Energy Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of December 31, 2019 and March 31, 2020

(Unaudited)

(In US$ except for number of shares)

		December 31,	March 31,
	Note	2019	2020
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$1,612,957	$170,567
Pledged deposits	2	5,520,991	5,339,114
Trade accounts and bills receivable, net	3	7,952,420	10,739,325
Inventories	4	8,666,714	7,429,629
Prepayments and other receivables	5	4,735,913	4,639,167

Total current assets		28,488,995	28,317,802

Property, plant and equipment, net	7	38,177,565	36,973,925
Construction in progress	8	21,707,624	21,859,350
Right-of-use assets	9	7,194,195	7,035,733
Intangible assets, net	10	15,178	13,644

Total assets		$95,583,557	$94,200,454

Liabilities
Current liabilities
Trade accounts and bills payable	11	$15,072,108	$14,684,873
Short-term bank borrowings	12	5,730,289	5,635,673
Current maturities of long-term bank loans	12	10,844,463	10,665,405
Other short-term loans	12	7,351,587	5,258,801
Notes payable	16	2,846,736	2,715,833
Accrued expenses and other payables	13	15,527,589	15,403,598
Payables to former subsidiaries, net	6	1,483,352	5,684,401
Deferred government grants, current	14	142,026	139,681

Total current liabilities		58,998,150	60,188,265

Long-term bank loans	12	9,519,029	9,361,855
Deferred government grants, non-current	14	4,118,807	4,015,878
Product warranty provision	15	2,246,933	2,206,123
Long term tax payable	17	7,042,582	6,926,298

Total liabilities		81,925,501	82,698,419

Commitments and contingencies	21

Shareholders’ equity(deficit)
Common stock $0.001 par value; 500,000,000 authorized; 53,220,902 issued and 53,076,696 outstanding as of December 31, 2019, 53,588,799 issued and 53,444,593 outstanding as of March 31, 2020		53,222	53,590
Donated shares		14,101,689	14,101,689
Additional paid-in capital		180,208,610	180,708,377
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(176,177,413)	(178,537,394)
Accumulated other comprehensive loss		(1,744,730)	(2,045,945)
		17,671,889	15,510,828
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		13,605,279	11,444,218
Non-controlling interests		52,777	57,817
Total equity		13,658,056	11,502,035

Total liabilities and shareholder’s equity		$95,583,557	$94,200,454

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

		Three months ended March 31,
	Note	2019	2020
Net revenues	23	$5,171,675	$6,901,274
Cost of revenues		(5,400,683)	(6,695,271)
Gross (loss) profit		(229,008)	206,003
Operating expenses:
Research and development expenses		(433,516)	(298,930)
Sales and marketing expenses		(364,014)	(93,771)
General and administrative expenses		(1,440,695)	(1,115,618)
Provision for doubtful accounts	3	(71,162)	(673,186)
Total operating expenses		(2,309,387)	(2,181,505)
Operating loss		(2,538,395)	(1,975,502)
Finance expenses, net		(287,000)	(428,083)
Other income, net		18,062	49,474
Loss before income tax		(2,807,333)	(2,354,111)
Income tax expense	17	-	-
Net loss		$(2,807,333)	$(2,354,111)
Less: Net loss (profit) attributable to non-controlling interests		19,941	(5,870)
Net loss attribute to shareholders of CBAK Energy Technology, Inc.		$(2,787,392)	$(2,359,981)

Net loss		(2,807,333)	(2,354,111)
Other comprehensive income (loss)
– Foreign currency translation adjustment		161,325	(302,045)
Comprehensive loss		$(2,646,008)	$(2,656,156)
Less: Comprehensive loss (income) attributable to non-controlling interests		22,303	(5,040)
Comprehensive loss attributable to CBAK Energy Technology, Inc.		$(2,623,705)	$(2,661,196)

Loss per share	19
– Basic and diluted		$(0.10)	$(0.04)

Weighted average number of shares of common stock:	19
– Basic and diluted		28,610,072	53,293,776

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2019 and 2020

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional			Accumulated other	Non-	Treasury shares		Total shareholders’
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	controlling	Number		equity
	of shares	Amount	shares	capital	reserves	deficit	loss	interests	of shares	Amount	(deficit)
Balance as of January 1, 2019	26,791,684	$26,792	$14,101,689	$155,931,770	$1,230,511	$(165,409,890)	$(1,498,940)	$11,977	(144,206)	$(4,066,610)	$327,299

Net loss	-	-	-	-	-	(2,787,392)	-	(19,941)	-	-	(2,807,333)
Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	56,704	-	-	56,704
Share-based compensation for employee and director stock awards	-	-	-	18,219	-	-	-		-	-	18,219
Common stock issued to investors	5,098,040	5,098	-	5,194,902	-	-	-		-	-	5,200,000
Foreign currency translation adjustment	-	-	-	-	-	-	163,687	(2,362)	-	-	161,325

Balance as of March 31, 2019	31,889,724	$31,890	$14,101,689	$161,144,891	$1,230,511	$(168,197,282)	$(1,335,253)	$46,378	(144,206)	$(4,066,610)	$2,956,214

Balance as of January 1, 2020	53,220,902	$53,222	$14,101,689	$180,208,610	$1,230,511	$(176,177,413)	$(1,744,730)	$52,777	(144,206)	$(4,066,610)	$13,658,056

Net (loss) profit	-	-	-	-	-	(2,359,981)	-	5,870	-	-	(2,354,111)
Share-based compensation for employee and director stock awards	-	-	-	300,135	-	-	-		-	-	300,135
Common stock issued to investors	367,897	368	-	199,632	-	-	-		-	-	200,000
Foreign currency translation adjustment	-	-	-	-	-	-	(301,215)	(830)	-	-	(302,045)

Balance as of March 31, 2020	53,588,799	$53,590	$14,101,689	$180,708,377	$1,230,511	$(178,537,394)	$(2,045,945)	$57,817	(144,206)	$(4,066,610)	$11,502,035

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2019 and 2020

(Unaudited)

(In US$ except for number of shares)

	Three months ended March 31,
	2019	2020
Cash flows from operating activities
Net loss	$(2,807,333)	$(2,354,111)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	681,408	587,615
Provision for doubtful debts	71,162	673,186
Write-down of inventories	62,772	409,062
Share-based compensation	18,219	300,135
Loss on disposal of property, plant and equipment	273,117	-
Changes in operating assets and liabilities:
Trade accounts and bills receivable	5,372,834	(3,633,248)
Inventories	577,665	701,957
Prepayments and other receivables	1,275,562	51,905
Trade accounts and bills payable	(8,269,290)	(237,779)
Accrued expenses and other payables	(155,161)	(86,889)
Trade receivable from and payables to former subsidiaries	(1,124,827)	4,273,976
Net cash (used in) provided by operating activities	(4,023,872)	685,809

Cash flows from investing activities
Purchases of property, plant and equipment and construction in progress	(1,222,149)	(261,031)
Net cash used in investing activities	(1,222,149)	(261,031)

Cash flows from financing activities
Capital injection from non-controlling interests	56,704	-
Borrowings from related parties	266,671	-
Borrowings from shareholders	-	269,349
Borrowings from an unrelated party	5,866,754	3,467,148
Repayment of borrowing from an unrelated party	-	(5,673,515)
Repayment of borrowings from related parties	(407,168)	-
Repayment of earnest money to shareholders (note 1)	(773,310)	-
Net cash provided by (used in) financing activities	5,009,651	(1,937,018)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	438,891	(112,027)
Net increase (decrease) in cash and cash equivalents, and restricted cash	202,521	(1,624,267)
Cash and cash equivalents, and restricted cash at the beginning of period	17,689,493	7,133,948
Cash and cash equivalents, and restricted cash at the end of period	$17,892,014	$5,509,681

Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$5,218,383	$-
Issuance of common stock (note 1):
- offset repayment of promissory notes	$-	$200,000
- offset short-term borrowings from unrelated parties	$5,200,000	$-

Cash paid during the period for:
Interest, net of amounts capitalized	$347,144	$269,019

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
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
For the three months ended March 31, 2019 and 2020
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
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

As of March 31, 2020, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

These condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of December 31, 2019, which was derived from the Company’s audited financial statements, and (b) the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2019.

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
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Shenzhen”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014, “Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of December 31, 2019and March 31, 2020, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited(“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; and iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC and v) Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”), a wholly owned limited liability company established on November 21, 2019 in the PRC.

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

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of March 31, 2020, Mr. Yunfei Li held 8,589,919 shares or 16.1% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of December 31, 2019 and March 31, 2020. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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
For the three months ended March 31, 2019 and 2020
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

On February 17, 2017, the Company signed investment agreements with eight investors (including Mr. Yunfei Li, the Company’s CEO, and seven of the Company’s existing shareholders) whereby the investors agreed to subscribe new shares of the Company totaling $10 million. Pursuant to the investment agreements, in January 2017 the eight investors paid the Company a total of $2.06 million as down payments. Mr. Yunfei Li agreed to subscribe new shares of the Company totaled $1,120,000 and paid the earnings money of $225,784 in January 2017. On April 1, April 21, April 26 and May 10, 2017, the Company received investment of $1,999,910, $3,499,888, $1,119,982 and $2,985,497 from these investors, respectively. On May 31, 2017, the Company entered into a securities purchase agreement with the eight investors, pursuant to which the Company agreed to issue an aggregate of 6,403,518 shares of common stock to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, among which 746,018 shares to be issued to Mr. Yunfei Li. On June 22, 2017, the Company issued the shares to the investors.

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
For the three months ended March 31, 2019 and 2020
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

On October 10, 2019, each of Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen entered into an agreement with CBAK Power and Zhengzhou BAK New Energy Vehicle Co., Ltd. (the Company’s supplier of which Mr. Xiangqian Li, the former CEO, is a director of this company) whereby Zhengzhou BAK New Energy Vehicle Co., Ltd. assigned its rights to the unpaid inventories cost owed by CBAK Power of approximately $2.1 million (RMB15,000,000), $1.0 million (RMB7,380,000) and $1.0 million (RMB7,380,000) (collectively $4.1 million, the “Fifth Debt”) to Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen, respectively.

On October 14, 2019, the Company entered into a cancellation agreement with Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen (the creditors). Pursuant to the terms of the cancellation agreement, Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen agreed to cancel and convert the Fifth Debt and the Unpaid Earnest Money of approximately $0.9 million (RMB6,720,000) in exchange for 528,053, 3,536,068, 2,267,798 and 2,267,798 shares of common stock of the Company, respectively, at an exchange price of $0.6 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the Fifth Debt and the Unpaid Earnest Money. The cancellation agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the shares.

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
For the three months ended March 31, 2019 and 2020
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

At March 31, 2020, the Company had aggregate interest-bearing bank loans of approximately $25.7 million, due in 2020 to 2021, in addition to approximately $43.9 million of other current liabilities.

As of March 31, 2020, the Company had unutilized committed banking facilities of $6.8 million.

On April 10, 2020, each of Mr. Yunfei Li, Mr. Ping Shen and Asia EVK entered into an agreement with CBAK Power and Shenzhen BAK, whereby Shenzhen BAK assigned its rights to the unpaid inventories cost (note 6) owed by CBAK Power of approximately $1.0 million (RMB7,000,000), $2.3 million (RMB16,000,000) and $1.0 million (RMB7,300,000) (collectively $4.3 million, the “Sixth Debt”) to Mr. Yunfei Li, Mr. Ping Shen and Asia EVK, respectively.

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

On June 8, 2020, the Company entered into a fourth exchange agreement (the “Fourth Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $100,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 271,739 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On June 10, 2020, the Company entered into a Fifth exchange agreement (the “Fifth Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $150,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 407,609 shares of the Company’s common stock, par value $0.001 per share to the Lender.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
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
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company applied the new standard beginning January 1, 2020.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

2.	Pledged deposits

Pledged deposits as of December 31, 2019 and March 31, 2020 consisted of the following:

	December 31,	March 31,
	2019	2020
Pledged deposits with bank for:
Bills payable	$4,021,255	$3,954,858
Others*	1,499,736	1,384,256
	$5,520,991	$5,339,114

*

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and for entrusting part of the project to a third party without their prior consent. The plaintiff sought a total amount of $1,190,807 (RMB8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $28,249 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which were already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze CBAK Power’s bank deposits totaling $1,190,807 (RMB8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another year until August 31, 2018. The Court further froze the bank deposits for another year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018. On August 27, 2019, the Court again froze the bank deposits for another year until August 27, 2020, upon the request of Shenzhen Huijie.

On July 25, 2019, CBAK Power received notice from Shenzhen Court of International Arbitration that Shenzhen Xinjiatuo Automobile Technology Co., Ltd filed arbitration against the Company for the failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.16 million (RMB1,112,269), including equipment cost of $0.14 million (RMB976,000) and interest of $0.02 million (RMB136,269). As of March 31, 2020, the Company has accrued for the equipment cost of $0.14 million (RMB976,000). On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269) for a period of one year to August 2020.

In early September 2019, several employees of CBAK Suzhou files arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $90,165 (RMB 638,359) and compensation of $76,696 (RMB 543,000), totaling $0.17 million (RMB 1,181,359). In addition, upon the request of the employees, the court of Suzhou Industrial Park ruled that bank deposits of CBAK Suzhou totaling $0.17 million (RMB 1,181,359) should be frozen for a period of one year. In February 2020, the Company has fully repaid the salaries and compensation. As of March 31, 2020, $6 (RMB43) was frozen by bank.

In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $19,734 (RMB139,713), including services expenses amount of $19,620 (RMB138,908) and interest of $114 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB 150,000) for a period of one year. As of March 31, 2020, $31 (RMB218) was frozen by bank and the Company had accrued the service cost of $19,734 (RMB139,713).

In December 2019, CBAK Power received notice from Court of Zhuanghe that Dalian Construction Electrical Installation Engineering Co., Ltd. (“Dalian Construction”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the construction contract. Dalian Construction sought a total amount of $97,612 (RMB691,086) and interest $1,827 (RMB12,934). As of December 31, 2019, the Company has accrued the construction cost of $97,612 (RMB691,086). Upon the request of Dalian Construction for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $99,439 (RMB704,020) for a period of one year to December 2020. As of December 31, 2019, $93,397 (RMB661,240) was frozen by bank. In January 2020, CBAK Power and Dalian Construction have come to a settlement, and the bank deposit was then released.

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.6 million (RMB 4,434,209), which was already accrued for as of December 31, 2019. Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.6 million (RMB4,434,209) for a period of one year to December 17, 2020. As of March 31, 2020, $32,979 (RMB233,490) was frozen by bank.

On March 20, 2020, CBAK Power received notice from Court of Nanpi County, Hebei Province that Cangzhou Huibang Engineering Manufacturing Co., Ltd (“Cangzhou Huibang”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Cangzhou Huibang sought a total amount of $0.3 million (RMB 2,029,594), including materials purchase cost of $0.3 million (RMB 1,932,947), and interest of $13,651 (RMB 96,647). As of March 31, 2020, the Company has accrued materials purchase cost of $0.3 million (RMB1,932,947). Upon the request of Cangzhou Huibang for property preservation, the Court of Nanpi ordered to freeze CBAK Power’s bank deposits totaling $ 0.3 million (RMB 2,029,594) for a period of one year to March 3, 2020. As of March 31, 2020, the Company has accrued materials purchase cost of $0.3 million (RMB1,932,947). As of March 31, 2020, $2,622 (RMB18,562) was frozen by bank.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2019 and March 31, 2020 consisted of the following:

	December 31,	March 31,
	2019	2020
Trade accounts receivable	$12,517,626	$15,893,702
Less: Allowance for doubtful accounts	(4,650,686)	(5,237,564)
	7,866,940	10,656,138
Bills receivable	85,480	83,187
	$7,952,420	$10,739,325

Included in trade accounts and bills receivables are retention receivables of $2,159,356 and $2,123,701 as of December 31, 2019 and March 31, 2020. Retention receivables are interest-free and recoverable at the end of the retention period of three to five years.

An analysis of the allowance for doubtful accounts is as follows:

	March 31,	March 31,
	2019	2020
Balance at beginning of period	$3,657,173	$4,650,686
Provision for the period	241,549	871,483
Reversal – recoveries by cash	(170,387)	(198,297)
Charged to consolidated statements of operations and comprehensive (loss) income	71,162	673,186
Foreign exchange adjustment	91,389	(86,308)
Balance at end of period	$3,819,724	$5,237,564

4.	Inventories

Inventories as of December 31, 2019 and March 31, 2020 consisted of the following:

	December 31,	March 31,
	2019	2020
Raw materials	$482,836	$598,039
Work in progress	1,254,490	1,718,101
Finished goods	6,929,388	5,113,489
	$8,666,714	$7,429,629

During the three months ended March 31, 2019 and 2020, write-downs of obsolete inventories to lower of cost or market of $62,772 and $409,062, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2019 and March 31, 2020 consisted of the following:

	December 31,	March 31,
	2019	2020
Value added tax recoverable	$4,124,624	$3,930,095
Prepayments to suppliers	60,090	150,244
Deposits	63,184	34,745
Staff advances	53,731	45,413
Prepaid operating expenses	317,151	327,749
Others	124,133	157,921
	4,742,913	4,646,167
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$4,735,913	$4,639,167

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

6.	Payables to Former Subsidiaries

Payable to former subsidiaries as of December 31, 2019 and March 31, 2020 consisted of the following:

	December 31,	March 31,
	2019	2020
BAK Tianjin	$-	$10,288
BAK Shenzhen	1,483,352	1,394,391
Shenzhen BAK (note 1)	-	4,279,722
	1,483,352	5,684,401

Balance as of December 31, 2019 and March 31, 2020 consisted of payables for purchase of inventories from BAK Tianjin, BAK Shenzhen and Shenzhen BAK. From time to time, the Company purchased products from these former subsidiaries that they did not produce to meet the needs of its customers.

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2019 and March 31, 2020 consisted of the following:

	December 31,	March 31,
	2019	2020
Buildings	$27,262,301	$26,812,159
Machinery and equipment	22,719,932	22,344,791
Office equipment	204,196	200,824
Motor vehicles	161,980	159,305
	50,348,409	49,517,079
Impairment	(4,126,152)	(4,058,023)
Accumulated depreciation	(8,044,692)	(8,485,131)
Carrying amount	$38,177,565	$36,973,925

During the three months ended March 31, 2019 and 2020, the Company incurred depreciation expense of $674,847 and $581,491, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $24,671,045 and $24,075,465 as of December 31, 2019 and March 31, 2020, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three months ended March 31, 2019 and 2020.

8.	Construction in Progress

Construction in progress as of December 31, 2019 and March 31, 2020 consisted of the following:

	December 31,	March 31,
	2019	2020
Construction in progress	$21,613,577	$21,710,182
Prepayment for acquisition of property, plant and equipment	94,047	149,168
Carrying amount	$21,707,624	$21,859,350

Construction in progress as of December 31, 2019 and March 31, 2020 was mainly comprised of capital expenditures for the construction of the facilities and production lines of CBAK Power.

For the three months ended March 31, 2019 and 2020, the Company capitalized interest of $350,672 and $316,168, respectively, to the cost of construction in progress.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

9.	Right-of-use assets

Prepaid land use rights as of March 31, 2020 consisted of the followings:

Prepaid land
lease payments
Balance as of January 1, 2020	$7,194,195
Amortization charge for the period	(40,244)
Foreign exchange adjustment	(118,218)
Balance as of March 31, 2020	$7,035,733

Lump sum payments was made upfront to acquire the leased land from the owners with lease period for 50 years up to August 9, 2064, and no ongoing payments will be made under the terms of these land leases.

10.	Intangible Assets, net

Intangible assets as of December 31, 2019 and March 31, 2020 consisted of the followings:

	December 31,	March 31,
	2019	2020
Computer software at cost	$30,648	$30,142
Accumulated amortization	(15,470)	(16,498)
	$15,178	$13,644

Amortization expenses were $1,574 and $1,301 for the three months ended March 31, 2019 and 2020, respectively.

11.	Trade Accounts and Bills Payable

Trade accounts and bills payable as of December 31, 2019 and March 31, 2020 consisted of the followings:

	December 31,	March 31,
	2019	2020
Trade accounts payable	$11,157,014	$10,801,796
Bills payable
– Bank acceptance bills	3,915,094	3,883,077
– Commercial acceptance bills	-	-
	$15,072,108	$14,684,873

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills were pledged by the Company’s bank deposits (Note 2).

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

12.	Loans

Bank loans:

Bank borrowings as of December 31, 2019 and March 31, 2020 consisted of the followings

	December 31, 2019	March 31, 2020
Short-term bank loan	$5,730,289	$5,635,673
Current maturities of long-term bank loans	10,844,463	10,665,405
Long-term bank borrowings	9,519,029	9,361,855
	$26,093,781	$25,662,933

On June 4, 2018, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $28.3 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, at current rate 6.175% per annum. The loans are repayable in six installments of RMB0.8 million ($0.11 million) on December 10, 2018, RMB24.3 million ($3.43 million) on June 10, 2019, RMB0.8 million ($0.11 million) on December 10, 2019, RMB74.7 million ($10.6 million) on June 10, 2020, RMB0.8 million ($0.11 million) on December 10, 2020 and RMB66.3 million ($9.4 million) on June 10, 2021. Under the facilities, the Company borrowed RMB141.8 million (approximately $20.03 million) as of March 31, 2020. The facilities were secured by the Company’s land use rights, buildings, machinery and equipment. The Company repaid the bank loan of RMB0.8 million ($0.11 million), RMB24.3 million ($3.43 million) and RMB0.8 million ($0.11 million) on December 2018, June 2019 and December 2019 respectively.

On June 28, 2020, the Company entered into a supplemental agreement with China Everbright Bank Dalian Branch to change the repayment schedule. According to the agreement, RMB141.8 million (approximately $20.03 million) loans are repayable in eight instalments consisting of RMB1.09 million ($0.15 million) on June 10, 2020, RMB 1 million ($0.14 million) on December 10, 2020, RMB2 million ($0.28 million) on January 10, 2021, RMB2 million ($0.28 million) on February 10, 2021, RMB2 million ($0.28 million) on March 10, 2021, RMB2 million ($0.28 million) on April 10, 2021, RMB2 million ($0.28 million) on May 10, 2021, and RMB129.7 million ($18.3 million) on June 10, 2021, respectively. The Company repaid RMB1.09 million ($0.15 million) on June 28, 2020.

Further, in August 2018, the Company borrowed a total of RMB60 million (approximately $8.5 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until August 14, 2019, which was secured by the Company’s cash totaled $8.5 million. The Company discounted these two bills payable of even date to China Everbright Bank at a rate of 4.0%. The Company repaid these bills payable in August 2019.

On August 22, 2018, the Company obtained one-year term facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.1 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivables of at least the same amount. Under the facilities, as of December 31, 2018, the Company borrowed a series of bank acceptance bills totaled RMB28.8 million (approximately $4.1 million) for a term until March 7, 2019, which was secured by bills receivable of $4.1 million. The Company repaid the bank acceptance bills on March 7, 2019.

In November 2018, the Company borrowed a total of RMB100 million (approximately $14.1 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until November 12, 2019, which was secured by the Company’s cash totaled RMB 50 million (approximately $7.1 million) and the 100% equity in CBAK Power held by BAK Asia. The Company discounted the bills payable of even date to China Everbright Bank at a rate of 4.0%. The Company repaid these bills payable in November 2019.

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

In December 2019, the Company obtained banking facilities from China Everbright Bank Dalian Friendship Branch totaled RMB39.9 million (approximately $5.6 million) for a term until November 6, 2020, bearing interest at 5.655% per annum. The facility was secured by 100% equity in CBAK Power held by BAK Asia and buildings of Hubei BAK Real Estate Co., Ltd., which Mr. Yunfei Li (“Mr. Li”), the Company’s CEO holding 15% equity interest. Under the facilities, the Company borrowed RMB39.9 million (approximately $5.6 million) on December 30, 2019.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

12.	Loans (continued)

The facilities were secured by the Company’s assets with the following carrying amounts:

	December 31, 2019	March 31, 2020
Pledged deposits (note 2)	$4,021,255	$3,954,858
Right-of-use assets (note 9)	7,194,195	7,035,733
Buildings	17,683,961	17,257,055
Machinery and equipment	7,196,810	6,888,037
	$36,096,221	$35,135,683

As of March 31, 2020, the Company had unutilized committed banking facilities of $6.8 million.

During the three months ended March 31, 2019 and 2020, interest of $381,275 and $397,206, respectively, was incurred on the Company’s bank borrowings.

Other Short-term Loans

Other short-term loans as of December 31, 2019 and March 31, 2020 consisted of the following:

		December 31,	March 31,
	Note	2019	2020
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	100,000	100,000
– Mr. Yunfei Li	(b)	212,470	411,083
– Shareholders	(c)	86,679	85,248
		399,149	596,331
Advances from unrelated third party
– Mr. Wenwu Yu	(d)	30,135	29,637
– Mr. Longqian Peng	(d)	646,273	635,602
– Mr. Shulin Yu	(e)	517,018	508,482
– Jilin Province Trust Co. Ltd	(f)	5,687,204	3,418,127
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(g)	71,808	70,622
		6,952,438	4,662,470
		$7,351,587	$5,258,801

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

12.	Loans (continued)

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)

The earnest money paid by certain shareholders in relation to share purchase (note 1) were unsecured, non-interest bearing and repayable on demand.

In 2019, according to the investment agreements and agreed by the investors, the Company returned partial earnest money of $943,015 (approximately RMB6.7 million) to these investors.

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

As of March 31, 2020, earnest money of $85,248 remained outstanding.

(d)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.
(e)

On June 25, 2019, the Company entered into a loan agreement with Mr. Shulin Yu, an unrelated party, to loan RMB3.6 million (approximately $0.5 million) for a term of one year, bearing annual interest of 10% and the repayment was guaranteed by Mr. Yunfei Li (the Company’s CEO) and Mr. Wenwu Wang (the Company’s former CFO). As of March 31, 2020, the Company borrowed RMB3.6 million (approximately $0.5 million). On June 22, 2020, the Company and Mr. Shulin Yu entered into a supplemental agreement to extend the loan for one year to June 24, 2021.

(f)

In January 2019, the Company obtained one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $5.7 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, the Company borrowed a total of RMB39.6 million ($5.7 million) in 2019, bearing annual interest from 11.3% to 11.6%. The Company fully repaid the loan principal and accrued interest in March 2020.

In March 2020, the Company obtained additional one-year term facilities from Jilin Province Trust Co. Ltd with a maximum amount of RMB40.0 million (approximately $5.7 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, the Company borrowed RMB24.2 million ($3.4 million) on March 13, 2020, bearing annual interest of 13.5%.

(g)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of March 31, 2020, loan amount of RMB0.5 million ($70,622) remained outstanding.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2019 and March 31, 2020 consisted of the following:

	December 31,	March 31,
	2019	2020
Construction costs payable	$1,335,483	$1,316,883
Equipment purchase payable	7,440,131	7,566,645
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	2,485,384	2,321,541
Compensation costs	109,311	107,506
Customer deposits	600,758	529,579
Other payables and accruals	2,346,403	2,351,325
	$15,527,589	$15,403,598

(a)	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2019 and March 31, 2020, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2019 and March 31, 2020, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

14.	Deferred Government Grants

Deferred government grants as of December 31, 2019 and March 31, 2020 consist of the following:

	December 31,	March 31,
	2019	2020
Total government grants	$4,260,833	$4,155,559
Less: Current portion	(142,026)	(139,681)
Non-current portion	$4,118,807	$4,015,878

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving the Company facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized $23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized in the three months ended March 31, 2019 and 2020.

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

The Company offset government grants of $36,628 and $35,421 for the three months ended March 31, 2019 and 2020, respectively, against depreciation expenses of the Dalian facilities.

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

16.	Notes payable

Notes payable as of December 31, 2019 and March 31, 2020 consist of the following:

	December 31,	March 31,
	2019	2020
Notes payable, net of debt discount	$2,846,736	$2,715,833

Note I

On July 24, 2019, the Company entered into a securities purchase agreement with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company issued a promissory note (the “Note I”) to the Lender. The Note has an original principal amount of $1,395,000, bears interest at a rate of 10% per annum and will mature 12 months after the issuance, unless earlier paid or redeemed in accordance with its terms. The Company received proceeds of $1,250,000 after an original issue discount of $125,000 and payment of Lender’s expenses of $20,000. Beginning on the date that is six months after July 24, 2019, Lender shall have the right, exercisable at any time in its sole and absolute discretion, to redeem any amount of this Note up to $250,000 per calendar month by providing written notice to Borrower. The Company recorded the $125,000 as debt discount and is being amortized as interest expense over 12 months period. The Company did not assign any value to the redemption feature of the Note because the redemption of the Note has no value on the redemption portion as of December 31, 2019 and March 31, 2020.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

16.	Notes payable (continued)

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

On June 8, 2020, the Company entered into a fourth exchange agreement (the “Fourth Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $100,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 271,739 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On June 10, 2020, the Company entered into a fifth exchange agreement (the “Fifth Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $150,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 407,609 shares of the Company’s common stock, par value $0.001 per share to the Lender.

Note II

On December 30, 2019, the Company entered into a securities purchase agreement with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company issued a promissory note (the “Note II”) to the Lender. The Note has an original principal amount of $1,670,000, bears interest at a rate of 10% per annum and will mature 12 months after the issuance, unless earlier paid or redeemed in accordance with its terms. The Company received proceeds of $1,500,000 after an original issue discount of $150,000 and payment of Lender’s expenses of $20,000. Beginning on the date that is six months after June 30, 2020, Lender shall have the right, exercisable at any time in its sole and absolute discretion, to redeem any amount of this Note up to $250,000.00 per calendar month by providing written notice to Borrower. The Company recorded the $150,000 as debt discount and is being amortized as interest expense over 12 months period. The Company did not assign any value to the redemption feature of the Note because the redemption of the Note has no value on the redemption portion as of December 31, 2019 and March 31, 2020.

The Company recorded $31,597 and $32,318 to interest expense from the amortization of debt discount and coupon interest for Note I, respectively, for the three months ended March 31, 2020.

The Company recorded $37,500 and $42,081 to interest expense from the amortization of debt discount and coupon interest for Note II, respectively, for the three months ended March 31, 2020.

17.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes expenses consisted of:

Three months ended March 31,
	2019	2020
PRC income tax:
Current	$-	$-
Deferred	-	-
	$-	$-

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
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

No provision for income taxes in the United States or elsewhere has been made as CBAK had no taxable income for the three months ended March 31, 2019 and 2020.

Hong Kong Tax

BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three months ended March 31, 2019 and 2020 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended March 31,
	2019	2020
Loss before income taxes	$(2,807,333)	$(2,354,111)
United States federal corporate income tax rate	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	(589,540)	(494,363)
Reconciling items:
Rate differential for PRC earnings	(99,031)	(69,225)
Non-deductible expenses	65,802	67,679
Share based payments	3,826	63,028
Valuation allowance on deferred tax assets	618,943	432,881
Income tax expenses	$-	$-

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

17.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2019 and March 31, 2020 are presented below:

	December 31,	March 31,
	2019	2020
Deferred tax assets
Trade accounts receivable	$1,225,916	$1,360,621
Inventories	1,026,483	940,801
Property, plant and equipment	768,975	763,598
Provision for product warranty	561,733	551,531
Net operating loss carried forward	29,361,274	29,760,711
Valuation allowance	(32,944,381)	(33,377,262)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of December 31, 2019 and March 31, 2020, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $30,437,270 and $32,035,020, respectively, which will expire in various years through 2028. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

17.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2020 through March 31, 2020 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2020	$7,042,582	$-	$7,042,582
Increase in unrecognized tax benefits taken in current period	(116,284)	-	(116,284)
Balance as of March 31, 2020	$6,926,298	$-	$6,926,298

As of December 31, 2019 and March 31, 2020, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

18.	Share-based Compensation

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

All the restricted shares granted in respect of the restricted shares granted on June 30, 2015 had been vested on March 31, 2018. The Company recorded non-cash share-based compensation expense of nil for three months ended March 31, 2019 and 2020.

As of March 31, 2020, there was no unrecognized stock-based compensation associated with the above restricted shares. As of March 31, 2020, 1,667 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
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

The Company recorded non-cash share-based compensation expense of nil for the three months ended March 31, 2020, in respect of the restricted shares granted on April 19, 2016.

As of March 31, 2020, there was no unrecognized stock-based compensation associated with the above restricted shares. As of March 31, 2020, 4,167 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $300,135 for three months ended March 31, 2020, in respect of the restricted shares granted on August 23, 2019 of which $254,890, $9,125 and $36,120 were allocated to general and administrative expenses, sales and marketing expenses and research and development expenses.

As of March 31, 2020, non-vested restricted share units granted on August 23, 2019 are as follows:

Non-vested shares as of January 1, 2020	1,505,833
Granted	-
Vested	(293,498)
Forfeited	(58,333)
Non-vested shares as of March 31, 2020	1,154,002

As of March 31, 2020, there was unrecognized stock-based compensation of $664,693 associated with the above restricted shares. As of March 31, 2020, 293,498 vested shares were to be issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three months ended March 31, 2019 and 2020.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

19.	Loss Per Share

The following is the calculation of loss per share:

	Three months ended March 31,
	2019	2020
Net loss	$(2,807,333)	$(2,354,111)
Less: Net loss (profit) attributable to non-controlling interests	19,941	(5,870)
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	$(2,787,392)	$(2,359,981)

Weighted average shares used in basic and diluted computation	28,610,072	53,293,776

Loss per share – basic and diluted	$(0.10)	$(0.04)

Note:	Including 57,832 and 299,332 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three months ended March 31, 2019 and 2020, respectively.

For the three months ended March 31, 2019 and 2020, and 84,830 and 1,154,002 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

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

21.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2019 and March 31, 2020, the Company had the following contracted capital commitments:

	December 31,	March 31,
	2019	2020
For construction of buildings	$3,397,961	$3,341,855
Capital injection to CBAK Power, CBAK Trading and CBAK Energy (Note 1)	83,900,000	82,565,000
	$87,297,961	$85,906,855

(ii)	Litigation

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, (the “Court of Zhuanghe”) for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,190,807 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million, which the Company already accrued for at June 30, 2016), interest of $28,249 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,190,807 (RMB 8,430,792) for a period of one year. On September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. The Court further froze the bank deposits for another one year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018. On August 27, 2019, the Court froze the bank deposits for another year until August 27, 2020, upon the request of Shenzhen Huijie.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

21.	Commitments and Contingencies (continued)

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million, the Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to defend the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,289,548 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $250,616 (RMB 1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $235,475 (RMB 1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $29,564 (RMB 209,312.00) that CBAK Power has paid. As of March 31, 2020, the Company has already paid RMB 10,962,140 (approximately $1,548,347) and accrued $0.9 million (RMB 6.1 million) for the construction cost incurred and completed by Shenzhen Huijie.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,581,937), including goods amount of RMB17,428,000 ($2,461,617) and interest of RMB851,858 ($120,321). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,461,617) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($18,571). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, the Company filed application petition with the Court of Zhuanghe for enforcement of the judgement against all of AnyuanBus’ shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the Company’s petition that all the AnyuanBus’ shareholders should be liable to pay the Company the debt as confirmed under the trial. On November 9, 2018, all the shareholders appealed against the judgment after receiving the notice from the Court. On March 29, 2019, the Company received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, the Company have filed appellate petition to the Intermediate Peoples’ Court of Dalian challenging the judgment from the Court of Zhuanghe. On October 9, 2019, the Intermediate Peoples’ Court of Dalian dismissed the appeal by the Company and affirmed the original judgment.

As of December 31, 2019 and March 31, 2020, the Company had made a full provision against the receivable from Anyuan Bus of RMB 17,428,000 ($2,461,617).

On July 25, 2019, CBAK Power received notice from Shenzhen Court of International Arbitration that Shenzhen Xinjiatuo Automobile Technology Co., Ltd filed arbitration against the Company for the failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.16 million (RMB1,112,269), including equipment cost of $0.14 million (RMB976,000) and interest of $0.02 million (RMB136,269). As of March 31, 2020, the Company have accrued the equipment cost of $0.14 million (RMB976,000).

On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269), including equipment cost $0.14 million (RMB976,000), interest $0.02 million (RMB136,269) and litigation fees of $706 (RMB5,000) for a period of one year to August 2020. The Company believes that the plaintiff’s claims are without merit and are vigorously defending themselves in this proceeding.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

21.	Commitments and Contingencies (continued)

On August 7, 2019, CBAK Power filed counter claim arbitration against Shenzhen Xinjiatuo Automobile Technology Co., Ltd for return of the prepayment due to the unqualified equipment, and sought a total amount of $0.28 million (RMB1,986,400), including return of prepayment of $0.2 million (RMB1,440,000), liquidated damages of $67,798 (RMB480,000) and litigation fees of $9,384 (RMB66,440).

In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $19,734 (RMB139,713), including services expenses amount of $19,620 (RMB138,908) and interest of $114 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB 150,000) for a period of one year. As of March 31, 2020, $31 (RMB218) was frozen by bank and the Company had accrued the service cost of $19,734 (RMB139,713).

In December, 2019, CBAK Power received notice from Court of Zhuanghe that Dalian Construction Electrical Installation Engineering Co., Ltd. (“Dalian Construction”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the construction contract. Dalian Construction sought a total amount of $97,612 (RMB691,086) and interest $1,827 (RMB12,934). As of December 31, 2019, the Company has accrued the construction cost of $97,612 (RMB691,086). Upon the request of Dalian Construction for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $99,439 (RMB704,020) for a period of one year to December 2020. As of December 31, 2019, $93,397 (RMB661,240) was frozen by bank. In January 2020, CBAK Power and Dalian Construction have come to a settlement, and the bank deposit was then released.

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.6 million (RMB 4,434,209), which have already been accrued for as of March 31, 2020. Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered freeze CBAK Power’s bank deposits totaling $0.6 million (RMB4,434,209) for a period of one year to December 17, 2020. As of March 31, 2020, $32,979 (RMB233,490) was frozen by bank.

On March 20, 2020, CBAK Power received notice from Court of Nanpi County, Hebei Province that Cangzhou Huibang Engineering Manufacturing Co., Ltd (“Cangzhou Huibang”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Cangzhou Huibang sought a total amount of $0.3 million (RMB2,029,594), including materials purchase cost of $0.3 million (RMB 1,932,947), and interest of $13,651 (RMB96,647). As of March 31, 2020, the Company has accrued materials purchase cost of $0.3 million (RMB1,932,947).Upon the request of Cangzhou Huibang for property preservation, the Court of Nanpi ordered to freeze CBAK Power’s bank deposits totaling $0.3 million (RMB 2,029,594) for a period of one year to March 3, 2020. As of March 31, 2020, $2,622 (RMB18,562) was frozen by bank.

In June 2020, CBAK Suzhou received notice from Court of Suzhou Industrial Park that Ligao (Shandong) New Energy Technology Co., Ltd (“Ligao”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Ligao sought a total amount of $10,961 (RMB77,599), including contract amount of $10,365 (RMB73,380) and interest of $596 (RMB4,219). As of March 31, 2020, the Company had accrued the material purchase cost of $10,961 (RMB77,599).

In June 2020, CBAK Suzhou received notice from Court of Yushui District, Xinyu City that Jiangxi Ganfeng Battery Technology Co., Ltd (“Ganfeng Battery”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Ganfeng Battery sought a total amount of $ 106,750 (RMB755,780), including contract amount of $103,534 (RMB733,009) and interest of $3,216 (RMB22,771). Upon the request of Ganfeng Battery for property preservation, the Court of Yushui froze CBAK Suzhou’s bank deposits totaling $108,758 (RMB769,994) for a period of one year. As of March 31, 2020, nil was frozen by bank and the Company had accrued the material purchase cost of $103,534 (RMB 733,009).

In June 2020, CBAK Suzhou received notice from Court of Suzhou Industrial Park that Suzhou Jihongkai Machine Equipment Co., Ltd (“Jihongkai”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Jihongkai sought contract amount of $24,820 (RMB175,722) and interest as accrued until settlement. As of March 31, 2020, the Company had accrued the material purchase cost of $24,820 (RMB175,722).

In early September, 2019, several employees of CBAK Suzhou files arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $90,165 (RMB638,359) and compensation of $76,696 (RMB543,000), totaling $0.17 million (RMB 1,181,359). In addition, upon the request of the employees for property preservation, bank deposit of $0.17 million (RMB 1,181,359) was frozen by the court of Suzhou for a period of one year. On September 5, 2019, CBAK Suzhou and the employees reached an agreement that CBAK Suzhou will pay these salaries and compensation. In February 2020, the Company fully repaid the salaries and compensation. As of March 31, 2020, $6 (RMB43) was frozen by bank.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

22.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2019 and 2020 as follows:

	Three months ended March 31,
	2019		2020
Customer A	$1,321,428	25.55%	$	*	*
Customer B	1,241,675	24.01%		2,093,093	30.33%
Customer C	1,071,820	20.72%		*	*
Customer D	735,494	14.22%		*	*
Customer E	*	*		3,796,267	55.01%

*  Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable as of December 31, 2019 and March 31, 2020 as follows:

	December 31, 2019		March 31, 2020
Customer A	$902,309	11.47%	$	*	*
Customer B	1,725,293	21.93%		1,617,568	15.18%
Customer C	1,713,628	21.78%		1,544,088	14.49%
Customer E	*	*		4,193,562	39.35%
Customer F	830,821	10.56%		*	*

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended March 31, 2019 and 2020 as follows:

	Three months ended March 31,
	2019		2020
Supplier A	$996,484	32.66%	$	*	*
Shenzhen BAK	*	*		3,841,680	82.43%

* Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of accounts payable as of December 31, 2019 and March 31, 2020 as follows:

	December 31, 2019		March 31, 2020
Supplier B	$1,126,582	10.10%	$1,107,981	10.26%

For the three months ended March 31, 2019 and 2020, the Company recorded the following transactions:

	Three months ended March 31,
	2019	2020
Purchase of inventories from
Shenzhen BAK*	$-	$3,841,680

Sales of finished goods to
BAK Shenzhen*	$83,841	$69,226

* Mr. Xiangqian Li, the former CEO, is a director of this company.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

22.	Concentrations and Credit Risk (continued)

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2019 and March 31, 2020, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

After the disposal of BAK International and its subsidiaries (see Note 1), the Company focused on producing high-power lithium battery cells. Net revenues for the three months ended March 31, 2019 and 2020 were as follows:

Net revenues by product:

	Three months ended March 31,
	2019	2020
High power lithium batteries used in:
Electric vehicles	$1,214,086	$215,118
Light electric vehicles	-	751
Uninterruptable supplies	3,957,589	6,685,405
Total	$5,171,675	$6,901,274

Net revenues by geographic area:

	Three months ended March 31,
	2019	2020
Mainland China	$4,746,726	$6,876,789
PRC Taiwan	452	-
Israel	121,678	-
USA	223,465	-
India	79,354	24,485
Total	$5,171,675	$6,901,274

Substantially all of the Company’s long-lived assets are located in the PRC.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2019 and 2020
(Unaudited) (In US$ except for number of shares)

24.	Subsequent Events

Coronavirus (COVID-19)

An outbreak of respiratory illness caused by COVID-19 emerged in late 2019 and has spread within the PRC and globally. The coronavirus is considered to be highly contagious and poses a serious public health threat. Any outbreak of health epidemics or other outbreaks of diseases in the PRC or elsewhere in the world may materially and adversely affect the global economy, the markets and the Company business. In the first quarter of 2020, the COVID-19 outbreak has caused disruptions in the Company manufacturing operations and temporary closure of its offices. The disruption in the procurement, manufacturing and assembly process within the Company’s production facilities has resulted in delays in the shipment of its products to customers, increased costs and reduced revenue. As of the date of this quarterly report, the Company has fully resumed operations.

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

The Company has analyzed its operations subsequent to March 31, 2020 to the date these condensed consolidated financial statements were issued and has determined that apart from those disclosed elsewhere in these financial statements, it does not have any other material subsequent events to disclose in these condensed consolidated financial statements.

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

Special Note Regarding Forward Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

We acquired most of the operating assets, including customers, employees, patents and technologies of our former subsidiary, BAK International (Tianjin) Ltd. (“BAK Tianjin”). Such assets were acquired in exchange for a reduction in receivables from our former subsidiaries that were disposed in June 2014. For now, we have equipped with complete production equipment which can fulfil most of our customers’ needs.

We currently conduct our business through three wholly-owned operating subsidiaries in China that we own through BAK Asia, a holding company formed under the laws of Hong Kong on July 9, 2013, and CBAK Suzhou, a 90% owned subsidiary of CBAK Power, one of our wholly-owned PRC operating subsidiaries:

●	CBAK Trading, wholly-owned by BAK Asia, located in Dalian, China, incorporated on August 14, 2013, focuses on the wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service; and

●	CBAK Power, wholly-owned by BAK Asia, located in Dalian, China, incorporated on December 27, 2013, focuses on the development and manufacture of high-power lithium batteries.

●	CBAK Suzhou, 90% owned by CBAK Power, located in Suzhou, China, incorporated on May 4, 2018, focuses on the development and manufacture of new energy high power battery packs; and

●	CBAK Energy, wholly-owned by BAK Asia, located in Dalian, China, incorporated on November 21, 2019, focuses on the development and manufacture of lithium batteries, wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service.

We generated revenues of $6.9 million and $5.2 million for the three months ended March 31, 2020 and 2019, respectively. We had a net loss of $2.4 million and $2.8 million in the three months ended March 31, 2020 and 2019 respectively. As of March 31, 2020, we had an accumulated deficit of $178.5 million and net assets of $11.5 million. We had a working capital deficiency and accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of March 31, 2020.

Due to the growing environmental pollution problem, the Chinese government has been providing support to the development of new energy facilities and vehicles. However, the Chinese government has significantly reduced the amount of subsidies available to electric vehicle makers over the years and this trend continues for the next three years. Given the changing market environment, we plan to continue to focus our resources on the existing cylindrical batteries for UPS market, temporarily reduce the investment on R&D of new products for electric vehicle market and cut down the production of EV batteries. We believe that with the booming market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

Although the COVID-19 pandemic has caused disruptions to our operations, so far it has had limited adverse impacts on our operating results, and our revenue grew by $1.7 million, or 33% for the first quarter of 2020, compared to the same period of 2019. This revenue increase was primarily attributable to an increase of $2.7 million, or 69% in sales of batteries for uninterruptable power supplies (“UPS”).

Recent Developments

New Investment

On June 23, 2020, BAK Asia, our wholly-owned Hong Kong subsidiary, entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), pursuant to which we intend to develop certain lithium battery projects that aim to have a production capacity of 8Gwh. Gaochun EDZ agreed to provide various support to facilitate the development and operation of the projects.

Financing Activities

The following developments in our financing activities should be read in conjunction with the “Liquidity and Capital Resources” section below, which provides the context and history of these events.

On April 10, 2020, each of Mr. Yunfei Li, Mr. Ping Shen and Asia EVK entered into an agreement with CBAK Power and BAK SZ, whereby BAK SZ assigned its rights to the unpaid inventories cost owed by CBAK Power of approximately $1.0 million (RMB7,000,000), $2.3 million (RMB16,000,000) and $1.0 million (RMB7,300,000) (collectively $4.3 million, the “Sixth Debt”) to Mr. Yunfei Li, Mr. Ping Shen and Asia EVK, respectively.

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

On June 8, 2020, the Company entered into a fourth exchange agreement (the “Fourth Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $100,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 271,739 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On June 10, 2020, the Company entered into a fifth exchange agreement (the “Fifth Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $150,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 407,609 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On June 28, 2020, we entered into a supplemental agreement with China Everbright Bank Dalian Branch to change the repayment schedule. According to the agreement, RMB141.8 million (approximately $20.03 million) loans are repayable in eight instalments consisting of RMB1.09 million ($0.15 million) on June 10, 2020, RMB 1 million ($0.14 million) on December 10, 2020, RMB2 million ($0.28 million) on January 10, 2021, RMB2 million ($0.28 million) on February 10, 2021, RMB2 million ($0.28 million) on March 10, 2021, RMB2 million ($0.28 million) on April 10, 2021, RMB2 million ($0.28 million) on May 10, 2021, and RMB129.7 million ($18.3 million) on June 10, 2021, respectively. We repaid RMB1.09 million ($0.15 million) on June 28, 2020.

Financial Performance Highlights for the Quarter Ended March 31, 2020

The following are some financial highlights for the quarter ended March 31, 2020:

●	Net revenues: Net revenues increased by $1.7 million, or 33%, to $6.9 million for the three months ended March 31, 2020, from $5.2 million for the same period in 2019.

●	Gross profit (loss): Gross profit was $0.2 million, representing an increase of $0.4 million, for the three months ended March 31, 2020, from gross loss of $0.2 million for the same period in 2019.

●	Operating loss: Operating loss was $2.0 million for the three months ended March 31, 2020, reflecting a decrease of $0.5 million from an operating loss of $2.5 million for the same period in 2019.

●	Net loss: Net loss was $2.4 million for the three months ended March 31, 2020, representing a decrease in loss of $0.4 million from net loss of $2.8 million for the same period in 2019.

●	Diluted loss per share: Diluted loss per share was $0.04 for the three months ended March 31, 2020, as compared to diluted loss per share of $0.10 for the same period in 2019.

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2020

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months ended March 31,		Change
	2019	2020	$	%
Net revenues	$5,172	$6,901	1,729	33
Cost of revenues	(5,401)	(6,695)	(1,294)	24
Gross (loss) profit	(229)	206	435	190
Operating expenses:
Research and development expenses	433	299	(134)	(31)
Sales and marketing expenses	364	94	(270)	(74)
General and administrative expenses	1,441	1,115	(326)	(23)
Provision for doubtful accounts	71	673	602	848
Total operating expenses	2,309	2,181	(128)	(6)
Operating loss	(2,538)	(1,975)	563	22
Finance expenses, net	(287)	(428)	(141)	(49)
Other income, net	18	49	31	172
Loss before income tax	(2,807)	(2,354)	453	16
Income tax expenses	-	-	-
Net loss	$(2,807)	$(2,354)	453	16
Less: Net loss (profit) attributable to non-controlling interests	20	(6)	(26)	(130)
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	(2,787)	(2,360)	427	15

Net revenues. Net revenues were $6.9 million for the three months ended March 31, 2020, as compared to $5.2 million for the same period in 2019, representing an increase of $1.7 million, or 33%. Although the COVID-19 pandemic has caused disruptions to our operations, so far it has had limited adverse impacts on our net revenue.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended March 31,		Change
	2019	2020	$	%
High power lithium batteries used in:
Electric vehicles	$1,214	$215	(999)	(82)
Light electric vehicles	-	1	1	100
Uninterruptable supplies	3,958	6,685	2,727	69
Total	$5,172	$6,901	1,729	33

Net revenues from sales of batteries for electric vehicles were $0.2 million for the three months ended March 31, 2020 as compared to $1.2 million in the same period of 2019, representing a decrease of $1.0 million, or 82%. Pursuant to the “Notice on further completing the Policy of Financial Subsidy for the Promotion and Application of New Energy Vehicles” (Notice 2019), jointly released by the Ministry of Finance, the Ministry of Industry and Information Technology, the Ministry of Science and Technology and the National Development and Reform Commission of the PRC on March 26, 2019, new subsidy standards have been implemented for new energy vehicles sold in China after June 25, 2019. As a result, new energy vehicles will receive different subsidies based on their driving range and technical performance. New energy vehicles providing long driving range and high technical performance will get higher subsidies. We believe the above policies will in long term encourage the production of new energy vehicles, optimize the structure of the new energy vehicles industry, enhance technical standards of the industry and strengthen its core competitiveness, and ultimately foster strategic development of the new energy vehicles.

Net revenues from sales of batteries for uninterruptable power supplies (“UPS”) was $6.7 million in the three months ended March 31, 2020, as compared with $4.0 million in the same period in 2019, representing an increase of $2.7 million, or 69%. As we continued to focus more on this market, sale of batteries for uninterruptable power supplies increased significantly.

Cost of revenues. Cost of revenues increased to $6.7 million for the three months ended March 31, 2020, as compared to $5.4 million for the same period in 2019, an increase of $1.3 million, or 24%. Included in cost of revenues were write down of obsolete inventories of $0.4 million for three months ended March 31, 2020, while it was $62,772 for the same period in 2019. We write down the inventory value whenever there is an indication that it is impaired. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross profit (loss). Gross profit for the three months ended March 31, 2020 was $0.2 million, or 3.0% of net revenues as compared to gross loss of $0.2 million, or 4.4% of net revenues, for the same period in 2019. Our Dalian facilities commenced manufacturing activities in July 2015. With our sustained effort, the quality passing rate of our product has improved due to cost control and enhancement construction on production line. As a result, we recorded a gross profit for the three months ended March 31, 2020.

Research and development expenses. Research and development expenses decreased to approximately $0.3 million for the three months ended March 31, 2020, as compared to approximately $0.4 million for the same period in 2019, a decrease of $0.1 million, or 31%. The decrease was primarily resulted from the decrease of salaries and social insurance expenses by approximately $0.1 million due to the suspension of our operations in the first quarter of 2020 caused by COVID-19.

Sales and marketing expenses. Sales and marketing expenses decreased to approximately $0.1 million for the three months ended March 31, 2020, as compared to approximately $0.4 million for the same period in 2019, a decrease of approximately $0.3 million, or 74%. As a percentage of revenues, sales and marketing expenses were 1.4% and 7.0% for the three months ended March 31, 2020 and 2019, respectively. The decrease was primarily resulted from the decrease of salaries and social insurance expenses by approximately $0.1 million due to the suspension of our operations in the first quarter of 2020 caused by COVID-19.

General and administrative expenses. General and administrative expenses decreased to $1.1 million, or 16.2% of revenues, for the three months ended March 31, 2020, as compared to $1.4 million, or 27.9% of revenues, for the same period in 2019, representing a decrease of $0.3 million, or 23%. The decrease was primarily resulted from the decrease of salaries and social insurance expenses by approximately $0.3 million due to the suspension of our operations in the first quarter of 2020 caused by COVID-19.

Provision for doubtful accounts. Provision for doubtful accounts increased to $0.7 million for the three months ended March 31, 2020, as compared to $0.1 million for the same period in 2019. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $2.0 million for the three months ended March 31, 2020, as compared to $2.5 million for the same period in 2019, representing a decrease of $0.5 million, or 22%.

Finance expenses, net. Finance expense, net was $0.4 million for the three months ended March 31, 2020, as compared to $0.3 million for the same period in 2019, representing an increase of $0.1 million. Interest expenses increased as a result of our higher average loan balances.

Income tax. Income tax was nil for the three months ended March 31, 2020 and 2019.

Net loss. As a result of the foregoing, we had a net loss of $2.4 million for the three months ended March 31, 2020, compared to net loss of $2.8 million for the same period in 2019.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term bank loans, other short-term loans and bills payable under bank credit agreements, advances from our related and unrelated parties, investment from investors and issuance of capital stock.

We incurred a net loss of $2.4 million for the three months ended March 31, 2020. As of March 31, 2020, we had cash and cash equivalents of $0.2 million. Our total current assets were $28.3 million and our total current liabilities were $60.2 million, resulting in a net working capital deficiency of $31.9 million. These factors raise substantial doubts about our ability to continue as a going concern.

We have obtained banking facilities from various local banks in China. On June 4, 2018, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $29.8 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, at current rate 6.175% per annum. The loans are repayable in six installments of RMB0.8 million ($0.11 million) on December 10, 2018, RMB24.3 million ($3.43 million) on June 10, 2019, RMB0.8 million ($0.11 million) on December 10, 2019, RMB74.7 million ($10.6 million) on June 10, 2020, RMB0.8 million ($0.11 million) on December 10, 2020 and RMB66.3 million ($9.4 million) on June 10, 2021. Under the facilities, we borrowed RMB141.8 million (approximately $20.03 million) as of March 31, 2020. The facilities were secured by our land use rights, buildings, machinery and equipment. We repaid the bank loan of RMB0.8 million ($0.11 million), RMB24.3 million ($3.43 million) and RMB0.8 million ($0.11 million) on December 2018, June 2019 and December 2019, respectively.

On June 28, 2020, we entered into a supplemental agreement with China Everbright Bank Dalian Branch to change the repayment schedule. According to the modification agreement, the RMB141.8 million (approximately $20.03 million) loans are repayable in eight instalments of RMB1.09 million ($0.15 million) on June 10, 2020, RMB 1 million ($0.14 million) on December 10, 2020, RMB2 million ($0.28 million) on January 10, 2021, RMB2 million ($0.28 million) on February 10, 2021, RMB2 million ($0.28 million) on March 10, 2021, RMB2 million ($0.28 million) on April 10, 2021, RMB2 million ($0.28 million) on May 10, 2021, RMB129.7 million ($18.3 million) on June 10, 2021, respectively. We repaid RMB1.09 million ($0.15 million) on June 28, 2020.

In October 2019, we borrowed a total of RMB28 million (approximately $4.0 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until October 15, 2020, which was secured by the Company’s cash totaled RMB28 million (approximately $4.0 million). We discounted these bills payable of even date to China Everbright Bank at a rate of 3.30%.

In December 2019, we obtained banking facilities from China Everbright Bank Dalian Friendship Branch totaled RMB39.9 million (approximately $5.6 million) for a term until November 6, 2020, bearing interest at 5.655% per annum. The facility was secured by 100% equity in CBAK Power held by BAK Asia and buildings of Hubei BAK Real Estate Co., Ltd., which our CEO Mr. Yunfei Li holds 15% equity interest. Under the facilities, the Company borrowed RMB39.9 million (approximately $5.6 million) on December 30, 2019.

In January 2019, we obtained one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $5.7 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, we borrowed a total of RMB39.6 million ($5.7 million) in 2019, bearing annual interest from 11.3% to 11.6%. We fully repaid the loan principal and accrued interest in March 2020.

In March 2020, we obtained additional one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $5.7 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, we borrowed RMB24.2 million ($3.4 million) on March 13, 2020, bearing annual interest of 13.5%.

As of March 31, 2020, we had unutilized committed banking facilities of $6.8 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

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

On October 10, 2019, each of Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen entered into an agreement with CBAK Power and Zhengzhou BAK New Energy Vehicle Co., Ltd. (the Company’s supplier of which Mr. Xiangqian Li, the former CEO, is a director of this company) whereby Zhengzhou BAK New Energy Vehicle Co., Ltd. assigned its rights to the unpaid inventories cost owed by CBAK Power of approximately $2.1 million (RMB15,000,000), $1.0 million (RMB7,380,000) and $1.0 million (RMB7,380,000) (collectively $4.1 million, the “Fifth Debt”) to Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen, respectively.

On October 14, 2019, we entered into a cancellation agreement with Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen (the creditors). Pursuant to the terms of the cancellation agreement, Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen agreed to cancel and convert the Fifth Debt and the Unpaid Earnest Money of approximately $0.9 million (RMB6,720,000) in exchange for 528,053, 3,536,068, 2,267,798 and 2,267,798 shares of common stock of the Company, respectively, at an exchange price of $0.6 per share. Upon receipt of the shares, the creditors will release the Company from any claims, demands and other obligations relating to the Fifth Debt and the Unpaid Earnest Money. The cancellation agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the shares.

On December 30, 2019, we entered into a second securities purchase agreement with Atlas Sciences, LLC (the “Lender”), pursuant to which we issued a promissory note (the “Note II”) to the Lender. The Note II has an original principal amount of $1,670,000, bears interest at a rate of 10% per annum and will mature 12 months after the issuance, unless earlier paid or redeemed in accordance with its terms. We received proceeds of $1,500,000 after an original issue discount of $150,000 and payment of Lender’s expenses of $20,000.

On January 27, 2020, we entered into an exchange agreement (the “First Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $100,000 (the “Partitioned Promissory Note) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 160,256 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On February 20, 2020, we entered into a second exchange agreement (the “Second Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $100,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 207,641 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On April 10, 2020, each of Mr. Yunfei Li, Mr. Ping Shen and Asia EVK entered into an agreement with CBAK Power and Shenzhen BAK, whereby Shenzhen BAK assigned its rights to the unpaid inventories cost owed by CBAK Power of approximately $1.0 million (RMB7,000,000), $2.3 million (RMB16,000,000) and $1.0 million (RMB7,300,000) (collectively $4.3 million, the “Sixth Debt”) to Mr. Yunfei Li, Mr. Ping Shen and Asia EVK, respectively.

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

On April 28, 2020, we entered into a third exchange agreement (the “Third Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $100,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 312,500 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On June 8, 2020, we entered into a fourth exchange agreement (the “Fourth Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $100,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 271,739 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On June 10, 2020, we entered into a fifth exchange agreement (the “Fifth Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $150,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 407,609 shares of the Company’s common stock, par value $0.001 per share to the Lender.

We are currently expanding our product lines and manufacturing capacity in our Dalian plant, which would require more funding to finance the expansion. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew these loans upon maturity, if required, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining the financings. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing support to the new energy facilities and vehicle. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe with that the booming future market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2019	2020
Net cash (used in) provided by operating activities	$(4,024)	$686
Net cash used in investing activities	(1,222)	(261)
Net cash provided by (used in) financing activities	5,010	(1,937)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	439	(112)
Net increase (decrease) in cash and cash equivalents, and restricted cash	203	(1,624)
Cash and cash equivalents, and restricted cash at the beginning of period	17,689	7,134
Cash and cash equivalents, and restricted cash at the end of period	$17,892	$5,510

Operating Activities

Net cash provided by operating activities was $0.7 million in the three months ended March 31, 2020, as compared with net cash used in operating activities of $4.0 million in the same period in 2019. The net cash provided by operating activities for the three months ended March 31, 2020 was mainly attributable to an increase of $4.3 million of trade payables to former subsidiaries and a decrease in inventories of $0.7 million, partially offset by our net loss (excluding non-cash depreciation and amortization, provision for doubtful debts, write-down of inventories and share-based compensation) of $0.4 million, a decrease of trade accounts and bills payable of $0.2 million, and an increase of $3.6 million in trade accounts and bills receivables.

The net cash used in operating activities for the three months ended March 31, 2019 was mainly attributable to settlement of trade accounts and bills payable of $8.3 million, our net loss (before loss on disposal of property, plant and equipment, and excluding non-cash depreciation and amortization) of $1.9 million and $1.1 million on settlement of trade payables to former subsidiaries, partially offset by a decrease of $1.3 million for prepayments and other receivables and a decrease of $5.4 million for trade accounts and bills receivables.

Investing Activities

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2020, as compared to $1.2 million in the same period of 2019. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress.

Financing Activities

Net cash used in financing activities was $1.9 million in the three months ended March 31, 2020, as compared to net cash provided by financing activities of $5.0 million in the same period in 2019. The net cash used in financing activities for the three months ended March 31, 2020 was mainly attributable to repayment of borrowings of $5.7 million to Jilin Province Trust Co. Ltd., partially offset by borrowing of $3.5 million from Jilin Province Trust Co. Ltd. under a renewed credit facility. The net cash provided by financing activities in the three months ended March 31, 2019 mainly comprised borrowing of $5.9 million from an unrelated party, $0.3 million from related parties, partially offset by repayment of borrowing of $0.4 million from related parties and repaid $0.8 million of earnest money to our shareholders.

As of March 31, 2020, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
China Everbright Bank	$24,575	$20,027

Other lines of credit:
China Everbright Bank	$9,519	$9,519

Other short term loan:
Jilin Province Trust Co. Ltd	$5,650	$3,418

Total	$39,744	$32,964

Capital Expenditures

We incurred capital expenditures of $0.3 million and $1.2 million in the three months ended March 31, 2020 and 2019, respectively. Our capital expenditures were used primarily to construct our manufacturing facilities in Dalian.

We estimate that our total capital expenditures for the year ending December 31, 2020 will reach approximately $4.0 million. Such funds will be used to construct new plants and expand new automatic manufacturing lines to fulfil our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2020:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Short-term bank loans	$5,636	$5,636	$-	$-	$-
Current maturities of long-term bank loans	10,665	10,665	-	-	-
Long-term bank loans	9,362	-	9,362	-	-
Bills payables	3,883	3,883	-	-	-
Payable to former subsidiaries	5,684	5,684	-	-	-
Other short-term loans	5,259	5,259	-	-	-
Notes payable	2,880	2,880	-	-	-
Capital injection to CBAK Trading	2,565	2,565	-	-	-
Capital injection to CBAK Power	30,000	30,000	-	-	-
Capital injection to CBAK Energy	50,000	50,000	-	-	-
Capital commitments for construction of buildings	3,342	3,342	-	-	-
Future interest payment on bank loans	1,677	1,555	122	-	-
Future interest payment on other short-term loan	405	405	-	-	-
Total	$131,358	$121,874	$9,484	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2020.

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

There were no material changes to the critical accounting policies previously disclosed in our audited consolidated financial statements for the year ended December 31, 2019 included in the Annual Report on Form 10-K filed on May 14, 2020.

Changes in Accounting Standards

Please refer to note 1 to our condensed consolidated financial statements, “Principal Activities, Basis of Presentation and Organization – Recently Issued Accounting Standards,” for a discussion of relevant pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2020.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on May 14, 2020, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, management identified the following material weakness in our internal control over financial reporting:

●	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

●	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

●	We are in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience. Ms. Xiangyu Pei was appointed by the Board of Directors of the Company as the Interim Chief Financial Officer on August 23, 2019.

●	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian (the “Court of Zhuanghe”) for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,190,807 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.1 million, which the Company already accrued for at June 30, 2016), interest of $28,249 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,190,807 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. Further on August 27, 2018, the Court of Zhuanghe froze the bank deposits for another year until August 27, 2019, upon the request of Shenzhen Huijie. On August 27, 2019, the Court of Zhuanghe froze the bank deposits for another year until August 27, 2020, upon the request of Shenzhen Huijie.

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million, the Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (the “Court of Dalian)” to defend the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, we received from the Court of Zhuanghe that construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,289,548 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $250,616 (RMB 1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $235,475 (RMB 1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $29,564 (RMB 209,312) that CBAK Power has paid. As of March 31, 2020, we have already paid RMB 10,962,140 (approximately $1,548,347) and accrued RMB6.1 million (approximately $0.9 million) for the construction cost incurred and completed by Shenzhen Huijie.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against PingxiangAnyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,581,937), including goods amount of RMB17,428,000 ($2,461,617) and interest of RMB851,858 ($126,928). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,596,792) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($19,591). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, we filed a petition with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’s shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the our petition that all the Anyuan Bus’s shareholders should be liable to pay us the debt as confirmed under the trial. On November 9, 2018, all the shareholders appealed against the judgment after receiving the notice from the Court of Zhuanghe. On March 29, 2019, we received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, we have filed an appellate petition to the Intermediate People’s Court of Dalian challenging the judgment from the Court of Zhuanghe. On October 9, 2019, the Intermediate Peoples’ Court of Dalian dismissed the appeal by us and affirmed the original judgment. As of March 31, 2019 and 2020, we had made a full provision against the receivable from Anyuan Bus of RMB17,428,000 ($2,461,617).

On July 25, 2019, CBAK Power received notice from Shenzhen Court of International Arbitration that Shenzhen Xinjiatuo Automobile Technology Co., Ltd filed arbitration against the Company for the failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.16 million (RMB1,112,269), including equipment cost of $0.14 million (RMB976,000) and interest of $0.02 million (RMB136,269). As of March 31, 2020, we have accrued the equipment cost of $0.14 million (RMB976,000).

On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269), including equipment cost $0.14 million (RMB976,000), interest $0.02 million (RMB136,269) and litigation fees of $706 (RMB5,000) for a period of one year to August 2020. We believe that the plaintiff’s claims are without merit and are vigorously defending ourselves in this proceeding.

On August 7, 2019, CBAK Power filed counterclaim arbitration against Shenzhen Xinjiatuo Automobile Technology Co., Ltd for return of the prepayment due to the unqualified equipment, and sought a total amount of $0.28 million (RMB1,986,400), including return of prepayment of $0.2 million (RMB1,440,000), liquidated damages of $67,798 (RMB480,000) and litigation fees of $9,384 (RMB66,440).

In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $19,734 million (RMB139,713), including services expense of $19,620 million (RMB138,908) and interest of $114 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB 150,000) for a period of one year. As of March 31, 2020, nil was frozen by bank and we have accrued the service cost of $19,734 (RMB139,713).

In December 2019, CBAK Power received notice from Court of Zhuanghe that Dalian Construction Electrical Installation Engineering Co., Ltd. (“Dalian Construction”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the construction contract. Dalian Construction sought a total amount of $97,612 (RMB691,086) and interest $1,827 (RMB12,934). As of December 31, 2019, the Company has accrued the construction cost of $97,612 (RMB691,086). Upon the request of Dalian Construction for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $99,439 (RMB704,020) for a period of one year to December 2020. As of March 31, 2020, $94,965 (RMB661,240) was frozen by bank. In January 2020, CBAK Power and Dalian Construction have reached a settlement, and the bank deposit was then released.

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.6 million (RMB4,434,209), which has already been accrued for as of March 31, 2020. Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.6 million (RMB4,434,209) for a period of one year to December 17, 2020. As of March 31, 2020, $32,979 (RMB233,490) was frozen by bank.

On March 20, 2020, CBAK Power received notice from Court of Nanpi County, Hebei Province that Cangzhou Huibang Engineering Manufacturing Co., Ltd (“Cangzhou Huibang”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Cangzhou Huibang sought a total amount of $0.3 million (RMB2,029,594), including materials purchase cost of $0.3 million (RMB1,932,947), and interest of $13,651 (RMB96,647). As of March 31, 2020, we have accrued materials purchase cost of $0.3 million (RMB1,932,947). Upon the request of Cangzhou Huibang for property preservation, the Court of Nanpi ordered to freeze CBAK Power’s bank deposits totaling $0.3 million (RMB2,029,594) for a period of one year to March 3, 2020. As of March 31, 2020, $2,622 (RMB18,562) was frozen by bank.

In June 2020, CBAK Suzhou received notice from Court of Suzhou Industrial Park that Ligao (Shandong) New Energy Technology Co., Ltd (“Ligao”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Ligao sought a total amount of $10,961 (RMB77,599), including contract amount of $10,365 (RMB73,380) and interest of $596 (RMB4,219). As of March 31, 2020, the Company had accrued the material purchase cost of $10,961 (RMB77,599).

In June 2020, CBAK Suzhou received notice from Court of Yushui District, Xinyu City that Jiangxi Ganfeng Battery Technology Co., Ltd (“Ganfeng Battery”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Ganfeng Battery sought a total amount of $ 106,750 (RMB755,780), including contract amount of $103,534 (RMB733,009) and interest of $3,216 (RMB22,771). Upon the request of Ganfeng Battery for property preservation, the Court of Yushui froze CBAK Suzhou’s bank deposits totaling $108,758 (RMB769,994) for a period of one year. As of March 31, 2020, nil was frozen by bank and the Company had accrued the material purchase cost of $103,534 (RMB 733,009).

In June 2020, CBAK Suzhou received notice from Court of Suzhou Industrial Park that Suzhou Jihongkai Machine Equipment Co., Ltd (“Jihongkai”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Jihongkai sought contract amount of $24,820 (RMB175,722) and interest as accrued until settlement. As of March 31, 2020, the Company had accrued the material purchase cost of $24,820 (RMB175,722).

In early September of 2019, several employees of CBAK Suzhou filed arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $90,165 (RMB638,359) and compensation of $76,696 (RMB543,000), totaling $0.17 million (RMB1,181,359). In addition, upon the request of the employees for property preservation, bank deposit of $0.17 million (RMB1,181,359) was frozen by the court of Suzhou for a period of one year. On September 5, 2019, CBAK Suzhou and the employees reached an agreement that CBAK Suzhou will pay these salaries and compensation. In February 2020, we fully repaid the salaries and compensation. As of March 31, 2020, $6 (RMB43) was frozen by bank.

ITEM 1A.	RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously disclosed in current reports on Form 8-K, there were no unregistered sales of equity securities or repurchase of common stock during the period covered by this report.

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

Date: July 2, 2020

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