Form 10-Q
period 2020-06-30
CBAK Energy Technology, Inc.
filed 2020-08-14
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	65,149,690

CBAK ENERGY TECHNOLOGY, INC.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2020

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated balance sheets
As of December 31, 2019 and June 30, 2020
(Unaudited)
(In US$ except for number of shares)

		December 31,	June 30,
	Note	2019	2020
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$1,612,957	$155,809
Pledged deposits	2	5,520,991	6,015,177
Trade accounts and bills receivable, net	3	7,952,420	11,547,459
Inventories	4	8,666,714	5,359,576
Prepayments and other receivables	5	4,735,913	4,425,349

Total current assets		28,488,995	27,503,370

Property, plant and equipment, net	7	38,177,565	35,622,684
Construction in progress	8	21,707,624	22,258,654
Right-of-use assets	9	7,194,195	7,010,713
Intangible assets, net	10	15,178	12,387

Total assets		$95,583,557	$92,407,808

Liabilities
Current liabilities
Trade accounts and bills payable	11	$15,072,108	$14,763,405
Short-term bank borrowings	12	5,730,289	5,647,478
Current maturities of long-term bank loans	12	10,844,463	19,914,792
Other short-term loans	12	7,351,587	5,139,510
Notes payable	16	2,846,736	2,435,347
Accrued expenses and other payables	13	15,527,589	14,664,868
Payables to former subsidiaries, net	6	1,483,352	1,508,523
Deferred government grants, current	14	142,026	139,974

Total current liabilities		58,998,150	64,213,897

Long-term bank loans, net of current maturities	12	9,519,029	-
Deferred government grants, non-current	14	4,118,807	3,989,298
Product warranty provision	15	2,246,933	2,140,568
Long term tax payable	17	7,042,582	6,940,808

Total liabilities		$81,925,501	$77,284,571

Commitments and contingencies	21

Shareholders’ equity (deficit)
Common stock $0.001 par value; 500,000,000 authorized; 53,220,902 issued and 53,076,696 outstanding as of December 31, 2019, 63,802,338 issued and 63,658,132 outstanding as of June 30, 2020		53,222	63,803
Donated shares		14,101,689	14,101,689
Additional paid-in capital		180,208,610	185,487,657
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(176,177,413)	(179,734,609)
Accumulated other comprehensive loss		(1,744,730)	(2,016,076)
		17,671,889	19,132,975
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equity		13,605,279	15,066,365
Non-controlling interests		52,777	56,872
Total equity		13,658,056	15,123,237

Total liabilities and shareholder’s equity		$95,583,557	$92,407,808

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of operations and comprehensive income (loss)
For the three and six months ended June 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

		Three months ended June 30,		Six months ended June 30,
	Note	2019	2020	2019	2020
Net revenues	23	$4,270,936	$4,624,247	$9,442,611	$11,525,521
Cost of revenues		(4,490,512)	(4,536,637)	(9,891,195)	(11,231,908)
Gross (loss) profit		(219,576)	87,610	(448,584)	293,613
Operating expenses:
Research and development expenses		(513,417)	(385,224)	(946,933)	(684,154)
Sales and marketing expenses		(262,407)	(100,707)	(626,421)	(194,478)
General and administrative expenses		(817,809)	(756,946)	(2,258,504)	(1,872,564)
(Provision for) recovery of doubtful accounts		(252,776)	245,484	(323,938)	(427,702)
Total operating expenses		(1,846,409)	(997,393)	(4,155,796)	(3,178,898)
Operating loss		(2,065,985)	(909,783)	(4,604,380)	(2,885,285)
Finance expenses, net		(361,982)	(385,208)	(648,982)	(813,291)
Other income, net		93,793	96,824	111,855	146,298
Loss before income tax		(2,334,174)	(1,198,167)	(5,141,507)	(3,552,278)
Income tax expense	17	-	-	-	-
Net loss		(2,334,174)	(1,198,167)	(5,141,507)	$(3,552,278)
Less: Net loss (profit) attributable to non-controlling interest		16,790	952	36,731	(4,918)
Net loss attributable to CBAK Energy Technology, Inc.		$(2,317,384)	$(1,197,215)	$(5,104,776)	$(3,557,196)

Net loss		(2,334,174)	(1,198,167)	(5,141,507)	(3,552,278)
Other comprehensive income
– Foreign currency translation adjustment		(224,864)	29,876	(63,539)	(272,169)
Comprehensive loss		(2,559,038)	(1,168,291)	(5,205,046)	(3,824,447)
Less: Comprehensive loss (income) attributable to non-controlling interest		16,834	945	39,136	(4,095)
Comprehensive loss attributable to CBAK Energy Technology, Inc.		$(2,542,204)	$(1,167,346)	$(5,165,910)	$(3,828,542)

Loss per share	19
– Basic and diluted		$(0.07)	$(0.02)	$(0.16)	$(0.06)

Weighted average number of shares of common stock:	19
– Basic and diluted		35,379,994	60,430,255	32,095,479	56,877,900

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the three months ended June 30, 2019 and 2020

(Unaudited)

(In US$ except for number of shares)

							Accumulated				Total
	Common stock issued			Additional			other	Non-	Treasury shares		shareholders’
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number		equity
	of shares	Amount	shares	capital	reserves	deficit	loss	interest	of shares	Amount	(deficit)
Balance as of April 1, 2019	31,889,724	$31,890	$14,101,689	$161,144,891	$1,230,511	$(168,197,282)	$(1,335,253)	$46,378	(144,206)	$(4,066,610)	$2,956,214

Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	31,887	-	-	31,887
Net loss	-	-	-	-	-	(2,317,384)	-	(16,790)	-	-	(2,334,174)
Share-based compensation for employee and director stock awards	-	-	-	18,422	-	-	-	-	-	-	18,422
Common stock issued to investors	5,205,905	5,206	-	5,721,289	-	-	-	-	-	-	5,726,495
Foreign currency translation adjustment	-	-	-	-	-	-	(224,821)	(43)	-	-	(224,864)

Balance as of June 30, 2019	37,095,629	$37,096	$14,101,689	$166,884,602	$1,230,511	$(170,514,666)	$(1,560,074)	$61,432	(144,206)	$(4,066,610)	$6,173,980
Balance as of April 1, 2020	53,588,799	$53,590	$14,101,689	$180,708,377	$1,230,511	$(178,537,394)	$(2,045,945)	$57,817	(144,206)	$(4,066,610)	$11,502,035

Net loss	-	-	-	-	-	(1,197,215)	-	(952)	-	-	(1,198,167)
Share-based compensation for employee and director stock awards	-	-	-	153,961	-	-	-	-	-	-	153,961
Common stock issued to employees and directors for stock awards	293,498	293	-	(293)	-	-	-	-	-	-	-
Common stock issued to investors	9,920,041	9,920	-	4,625,612	-	-	-	-	-	-	4,635,532
Foreign currency translation adjustment	-	-	-	-	-	-	29,869	7	-	-	29,876

Balance as of June 30, 2020	63,802,338	$63,803	$14,101,689	$185,487,657	$1,230,511	$(179,734,609)	$(2,016,076)	$56,872	(144,206)	$(4,066,610)	$15,123,237

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity (deficit)
For the six months ended June 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

							Accumulated				Total
	Common stock issued			Additional			other	Non-	Treasury shares		shareholders’
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number		equity
	of shares	Amount	shares	capital	reserves	deficit	loss	interest	of shares	Amount	(deficit)
Balance as of January 1, 2019	26,791,684	$26,792	$14,101,689	$155,931,770	$1,230,511	$(165,409,890)	$(1,498,940)	$11,977	(144,206)	$(4,066,610)	$327,299

Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	88,591	-	-	88,591
Net loss	-	-	-	-	-	(5,104,776)	-	(36,731)	-	-	(5,141,507)
Share-based compensation for employee and director stock awards	-	-	-	36,641	-	-	-	-	-	-	36,641
Common stock issued to investors	10,303,945	10,304	-	10,916,191	-	-	-	-	-	-	10,926,495
Foreign currency translation adjustment	-	-	-	-	-	-	(61,134)	(2,405)	-	-	(63,539)

Balance as of June 30, 2019	37,095,629	$37,096	$14,101,689	$166,884,602	$1,230,511	$(170,514,666)	$(1,560,074)	$61,432	(144,206)	$(4,066,610)	$6,173,980
Balance as of January 1, 2020	53,220,902	$53,222	$14,101,689	$180,208,610	$1,230,511	$(176,177,413)	$(1,744,730)	$52,777	(144,206)	$(4,066,610)	$13,658,056

Net (loss) profit	-	-	-	-	-	(3,557,196)	-	4,918	-	-	(3,552,278)
Share-based compensation for employee and director stock awards	-	-	-	454,096	-	-	-	-	-	-	454,096
Common stock issued to employees and directors doe stock rewards	293,498	293	-	(293)	-	-	-	-	-	-	-
Common stock issued to investors	10,287,938	10,288	-	4,825,244	-	-	-	-	-	-	4,835,532
Foreign currency translation adjustment	-	-	-	-	-	-	(271,346)	(823)	-	-	(272,169)

Balance as of June 30, 2020	63,802,338	$63,803	$14,101,689	$185,487,657	$1,230,511	$(179,734,609)	$(2,016,076)	$56,872	(144,206)	$(4,066,610)	$15,123,237

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Condensed Consolidated statements of cash flows
For the six months ended June 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

	Six months ended June 30,
	2019	2020
Cash flows from operating activities
Net loss	$(5,141,507)	$(3,552,278)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,396,313	1,154,563
Provision for doubtful debts	323,938	427,702
Write-down of inventories	557,668	457,039
Share-based compensation	36,641	454,096
Loss (gain) on disposal of property, plant and equipment	271,700	(13,360)
Changes in operating assets and liabilities:
Trade accounts and bills receivable	6,425,690	(4,154,650)
Inventories	378,742	2,738,941
Prepayments and other receivables	2,140,805	309,378
Trade accounts and bills payable	(10,467,403)	(351,898)
Accrued expenses and other payables	660,102	190,330
Trade receivable from and payables to former subsidiaries	(1,474,867)	4,321,809
Net cash (used in) provided by operating activities	(4,892,178)	1,981,672

Cash flows from investing activities
Purchases of property, plant and equipment and construction in progress	(1,406,484)	(779,064)
Net cash used in investing activities	(1,406,484)	(779,064)

Cash flows from financing activities
Capital injection from non-controlling interests	88,591	-
Repayment of bank borrowings	(3,585,946)	(155,128)
Borrowings from unrelated parties	6,380,157	3,440,970
Borrowings from shareholders	4,126,689	267,315
Borrowings from related parties	436,496	-
Repayment of borrowings from related parties	(586,294)	-
Repayment of borrowings from unrelated parties	-	(5,630,679)
Repayment of earnest money to shareholders (note 1)	(769,298)	-
Net cash provided by (used in) financing activities	6,090,395	(2,077,522)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	42,036	(88,048)
Net decrease in cash and cash equivalents, and restricted cash	(166,231)	(962,962)
Cash and cash equivalents, and restricted cash at the beginning of period	17,689,493	7,133,948
Cash and cash equivalents, and restricted cash at the end of period	$17,523,262	$6,170,986

Supplemental non-cash investing and financing transactions:
Transfer of construction in progress to property, plant and equipment	$5,263,777	$42,958
Issuance of common stock (note 1):
- offset short-term borrowings from unrelated parties	$10,926,495	$-
- offset repayment of promissory notes	$-	$550,000
- offset payable to Shenzhen BAK (Sixth Debt)	$-	$4,285,532

Cash paid during the period for:
Interest, net of amounts capitalized	$756,469	$524,860

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2019 and 2020
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
For the three and six months ended June 30, 2019 and 2020
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
For the three and six months ended June 30, 2019 and 2020
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

As of June 30, 2020, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB1.0 million ($141,541) to CBAK Suzhou through injection of a series of cash. CBAK Suzhou is intended to be engaged in development and manufacture of new energy high power battery packs.

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

On July 14, 2020, the Company acquired BAK Asia Investments Limited, a company incorporated under Hong Kong laws, from Mr. Xiangqian Li, for cash consideration of HK$1.00. BAK Asia Investments Limited is a holding company without any business operations.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On July 31, 2020, BAK Asia Investments Limited formed CBAK New Energy (Nanjing) Co., Ltd. in China, which in turn formed Nanjing CBAK New Energy Technology Co., Ltd. in China on August 6, 2020. Both CBAK New Energy (Nanjing) Co., Ltd. and Nanjing CBAK New Energy Technology Co., Ltd. were established to expand the Company’s business of developing, manufacturing and selling new energy high power lithium batteries. These two entities have yet to commence business operations as of the date of this report.

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

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of June 30, 2020, Mr. Yunfei Li held 10,719,205 shares or 16.84% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of December 31, 2019 and June 30, 2020. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2019 and 2020
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

In 2019, according to the investment agreements and agreed by the investors, the Company returned partial earnest money of $949,317 (approximately RMB6.7 million) to these investors.

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

As of June 30, 2020, the Company had aggregate interest-bearing bank loans of approximately $25.6 million, due in 2020 to 2021, in addition to approximately $38.7 million of other current liabilities.

As of June 30, 2020, the Company had unutilized committed banking facilities of $6.8 million.

On July 6, 2020, the Company entered into a Sixth exchange agreement (the “Sixth Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $250,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 461,595 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On July 8, 2020, the Company entered into a First exchange agreement for Note II (the “First Exchange Agreement- Note II”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $250,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on December 30, 2019, which has an original principal amount of $1,670,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 453,161 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On July 29, 2020, the Company entered into a Seventh exchange agreement (the “Seventh Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $365,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 576,802 shares of the Company’s common stock, par value $0.001 per share to the Lender.

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

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally and at this point, the extent to which the COVID-19 may adversely impact the operations of the Company is uncertain. The extent of the adverse impact of the COVID-19 on the Company's business and operations will depend on several factors, such as the duration, severity, and geographic spread of the pandemic, development of the testing and treatment and stimulus measures of the government. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure. The operating results for the six months ended June 30, 2020 may not be indicative of the future operating results for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.

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
For the three and six months ended June 30, 2019 and 2020
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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

2.	Pledged deposits

Pledged deposits as of December 31, 2019 and June 30, 2020 consisted of the following:

	December 31,	June 30,
	2019	2020
Pledged deposits with banks for:
Bills payable	$4,021,255	$4,622,244
Others*	1,499,736	1,392,933
	$5,520,991	$6,015,177

*

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,193,301 (RMB8,430,792), including construction costs of $0.9 million (RMB6.1 million), interest of $28,308 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which we already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze CBAK Power’s bank deposits totaling $1,193,301 (RMB8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another one year until August 31, 2018. The Court froze the bank deposits for another one year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018. On August 27, 2019, the Court again froze the bank deposits for another year until August 27, 2020, upon the request of Shenzhen Huijie. On June 28, 2020, the Court of Dalian entered the final judgement and the bank deposit was released in July 2020.

On July 25, 2019, CBAK Power received notice from Shenzhen Court of International Arbitration that Shenzhen Xinjiatuo Automobile Technology Co., Ltd filed arbitration against the Company for the failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.16 million (RMB1,112,269), including equipment cost of $0.14 million (RMB976,000) and interest of $0.02 million (RMB136,269). As of June 30, 2020, the Company has accrued for the equipment cost of $0.14 million (RMB976,000). On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269) for a period of one year to August 2020.

In early September 2019, several employees of CBAK Suzhou files arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $90,354 (RMB638,359) and compensation of $76,857 (RMB543,000), totaling $0.17 million (RMB1,181,359). In addition, upon the request of the employees, the court of Suzhou Industrial Park ruled that bank deposits of CBAK Suzhou totaling $0.17 million (RMB 1,181,359) should be frozen for a period of one year. In February 2020, the Company has fully repaid the salaries and compensation. As of June 30, 2020, $6 (RMB43) was frozen by bank. In early July 2020, Shenzhen Court of International Arbitration made arbitration award dismissing the plaintiff’s claim and the bank deposits was released in early August 2020.

In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $19,775 (RMB139,713), including services expenses amount of $19,661 (RMB138,908) and interest of $114 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB150,000) for a period of one year. As of June 30, 2020, $4,664 (RMB32,955) was frozen by bank and the Company had accrued the service cost of $19,775 (RMB139,713).

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

2.	Pledged deposits (continued)

In December 2019, CBAK Power received notice from Court of Zhuanghe that Dalian Construction Electrical Installation Engineering Co., Ltd. (“Dalian Construction”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the construction contract. Dalian Construction sought a total amount of $97,817 (RMB691,086) and interest $1,831 (RMB12,934). As of December 31, 2019, the Company has accrued the construction cost of $97,817 (RMB691,086). Upon the request of Dalian Construction for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $99,648 (RMB704,020) for a period of one year to December 2020. As of December 31, 2019, $93,592 (RMB661,240) was frozen by bank. In January 2020, CBAK Power and Dalian Construction have come to a settlement, and the bank deposit was then released.

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.6 million (RMB 4,434,209), which was already accrued for as of December 31, 2019. Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.6 million (RMB4,434,209) for a period of one year to December 17, 2020. As of June 30, 2020, $34,190 (RMB241,554) was frozen by bank.

On March 20, 2020, CBAK Power received notice from Court of Nanpi County, Hebei Province that Cangzhou Huibang Engineering Manufacturing Co., Ltd (“Cangzhou Huibang”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Cangzhou Huibang sought a total amount of $0.3 million (RMB2,029,594), including materials purchase cost of $0.3 million (RMB1,932,947), and interest of $13,679 (RMB96,647). As of June 30, 2020, the Company has accrued materials purchase cost of $0.3 million (RMB1,932,947). Upon the request of Cangzhou Huibang for property preservation, the Court of Nanpi ordered to freeze CBAK Power’s bank deposits totaling $0.3 million (RMB2,029,594) for a period of one year to March 3, 2021. As of June 30, 2020, the Company has accrued materials purchase cost of $0.3 million (RMB1,932,947). As of June 30, 2020, $2,629 (RMB18,575) was frozen by bank.

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2019 and June 30, 2020 consisted of the following:

	December 31,	June 30,
	2019	2020
Trade accounts receivable	$12,517,626	$16,464,428
Less: Allowance for doubtful accounts	(4,650,686)	(5,009,230)
	7,866,940	11,455,198
Bills receivable	85,480	92,261
	$7,952,420	$11,547,459

Included in trade accounts and bills receivables are retention receivables of $2,159,356 and $2,114,897 as of December 31, 2019 and June 30, 2020. Retention receivables are interest-free and recoverable at the end of the retention period of three to five years.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

3.	Trade Accounts and Bills Receivable, net (continued)

An analysis of the allowance for doubtful accounts is as follows:

	June 30,	June 30,
	2019	2020
Balance at beginning of period	$3,657,173	$4,650,686
Provision for the period	605,098	968,627
Reversal - recoveries by cash	(281,160)	(540,925)
Charged to consolidated statements of operations and comprehensive (loss) income	323,938	427,702
Foreign exchange adjustment	2,939	(69,158)
Balance at end of period	$3,984,050	$5,009,230

4.	Inventories

Inventories as of December 31, 2019 and June 30, 2020 consisted of the following:

	December 31,	June 30,
	2019	2020
Raw materials	$482,836	$542,413
Work in progress	1,254,490	1,042,250
Finished goods	6,929,388	3,774,913
	$8,666,714	$5,359,576

During the three months ended June 30, 2019 and 2020, write-downs of obsolete inventories to lower of cost or market of $494,896 and $47,977, respectively, were charged to cost of revenues.

During the six months ended June 30, 2019 and 2020, write-downs of obsolete inventories to lower of cost or market of $557,668 and $457,039, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2019 and June 30, 2020 consisted of the following:

	December 31,	June 30,
	2019	2020
Value added tax recoverable	$4,124,624	$3,520,903
Prepayments to suppliers	60,090	301,964
Deposits	63,184	24,043
Staff advances	53,731	44,839
Prepaid operating expenses	317,151	381,525
Others	124,133	159,075
	4,742,913	4,432,349
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$4,735,913	$4,425,349

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

6.	Payables to Former Subsidiaries, net

Payable to former subsidiaries as of December 31, 2019 and June 30, 2020 consisted of the following:

	December 31,	June 30,
	2019	2020
BAK Tianjin	$-	$10,936
Shenzhen BAK	-	-
BAK Shenzhen	1,483,352	1,497,587
	$1,483,352	$1,508,523

Balance as of December 31, 2019 and June 30, 2020 consisted of payables for purchase of inventories from BAK Tianjin and Shenzhen BAK. From time to time, the Company purchased products from these former subsidiaries that they did not produce to meet the needs of its customers.

On April 10, 2020, each of Mr. Yunfei Li, Mr. Ping Shen and Asia EVK entered into an agreement with CBAK Power and Shenzhen BAK, whereby Shenzhen BAK assigned its rights to the unpaid inventories cost owed by CBAK Power of approximately $1.0 million (RMB7,000,000), $2.3 million (RMB16,000,000) and $1.0 million (RMB7,300,000) (collectively $4.3 million, the “Sixth Debt”) to Mr. Yunfei Li, Mr. Ping Shen and Asia EVK, respectively (see Note 1).

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2019 and June 30, 2020 consisted of the following:

	December 31,	June 30,
	2019	2020
Buildings	$27,262,301	$26,012,510
Machinery and equipment	22,719,932	22,391,950
Office equipment	204,196	201,245
Motor vehicles	161,980	129,711
	50,348,409	48,735,416
Impairment	(4,126,152)	(4,066,524)
Accumulated depreciation	(8,044,692)	(9,046,208)
Carrying amount	$38,177,565	$35,622,684

During the three months ended June 30, 2019 and 2020, the Company incurred depreciation expense of $708,639 and $560,916, respectively.

During the six months ended June 30, 2019 and 2020, the Company incurred depreciation expense of $1,383,486 and $1,142,407, respectively

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $24,671,045 and $23,106,731 as of December 31, 2019 and June 30, 2020, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. The Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three and six months ended June 30, 2019 and 2020.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

8.	Construction in Progress

Construction in progress as of December 31, 2019 and June 30, 2020 consisted of the following:

	December 31,	June 30,
	2019	2020
Construction in progress	$21,613,577	$22,154,205
Prepayment for acquisition of property, plant and equipment	94,047	104,449
Carrying amount	$21,707,624	$22,258,654

Construction in progress as of December 31, 2019 and June 30, 2020 was mainly comprised of capital expenditures for the construction of the facilities and production lines of CBAK Power.

For the three months ended June 30, 2019 and 2020, the Company capitalized interest of $363,165 and $304,054, respectively, to the cost of construction in progress.

For the six months ended June 30, 2019 and 2020, the Company capitalized interest of $713,837 and $620,222, respectively, to the cost of construction in progress.

9.	Right-of-use assets

Right-of-use assets as of June 30, 2020 consisted of the following:

Prepaid land lease payments
Balance as of January 1, 2020	$7,194,195
Amortization charge for the period	(79,881)
Foreign exchange adjustment	(103,601)
Balance as of June 30, 2020	$7,010,713

Lump sum payments were made upfront to acquire the leased land from the owners with lease period for 50 years up to August 9, 2064, and no ongoing payments will be made under the terms of these land leases.

10.	Intangible Assets, net

Intangible assets as of December 31, 2019 and June 30, 2020 consisted of the followings:

	December 31,	June 30,
	2019	2020
Computer software at cost	$30,648	$30,205
Accumulated amortization	(15,470)	(17,818)
	$15,178	$12,387

Amortization expenses were $1,330 and $1,281 for the three months ended June 30, 2019 and 2020 and $2,904 and $2,582 for the six months ended June 30, 2019 and 2020, respectively.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

11.	Trade Accounts and Bills Payable

Trade accounts and bills payable as of December 31, 2019 and June 30, 2020 consisted of the followings:

	December 31,	June 30,
	2019	2020
Trade accounts payable	$11,157,014	$9,509,354
Bills payable
- Bank acceptance bills (Note 12)	3,915,094	4,583,372
- Commercial acceptance bills	-	670,679
	$15,072,108	$14,763,405

All the bills payable are of trading nature and will mature within three months to one year from the issue date.

The bank acceptance bills were pledged by the Company’s bank deposits (Note 2)

12.	Loans

Bank loans:

Bank borrowings as of December 31, 2019 and June 30, 2020 consisted of the followings

	December 31, 2019	June 30, 2020
Short-term bank loan	$5,730,289	$5,647,478
Current maturities of long-term bank loans	10,844,463	19,914,792
Long-term bank borrowings	9,519,029	-
	$26,093,781	$25,562,270

On June 4, 2018, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $28.3 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, at current rate 6.175% per annum. The loans are repayable in six installments of RMB0.8 million ($0.11 million) on December 10, 2018, RMB24.3 million ($3.44 million) on June 10, 2019, RMB0.8 million ($0.11 million) on December 10, 2019, RMB74.7 million ($10.6 million) on June 10, 2020, RMB0.8 million ($0.11 million) on December 10, 2020 and RMB66.3 million ($9.4 million) on June 10, 2021. Under the facilities, the Company borrowed RMB140.7 million (approximately $19.91 million) as of June 30, 2020. The facilities were secured by the Company’s land use rights, buildings, machinery and equipment. The Company repaid the bank loan of RMB0.8 million ($0.11 million), RMB24.3 million ($3.44 million), RMB0.8 million ($0.11 million) and RMB1.09 million ($0.16 million) in December 2018, June 2019, December 2019 and June 2020 respectively.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2019 and 2020

(Unaudited)

(In US$ except for number of shares)

12.	Loans (continued)

Bank loans: (continued)

On June 28, 2020, the Company entered into a supplemental agreement with China Everbright Bank Dalian Branch to change the repayment schedule. According to the agreement, RMB141.8 million (approximately $20.07 million) loans are repayable in eight instalments consisting of RMB1.09 million ($0.16 million) on June 10, 2020, RMB 1 million ($0.15 million) on December 10, 2020, RMB2 million ($0.28 million) on January 10, 2021, RMB2 million ($0.28 million) on February 10, 2021, RMB2 million ($0.28 million) on March 10, 2021, RMB2 million ($0.28 million) on April 10, 2021, RMB2 million ($0.28 million) on May 10, 2021, and RMB129.7 million ($18.36 million) on June 10, 2021, respectively.

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

On August 22, 2018, the Company obtained one-year term facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.2 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivables of at least the same amount. The Company borrowed a series of bank acceptance bills totaled RMB28.8 million (approximately $4.08 million) for a term until March 7, 2019. The Company repaid the bank acceptance bills on March 7, 2019.

In November 2018, the Company borrowed a total of RMB100 million (approximately $14.2 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until November 12, 2019, which was secured by the Company’s cash totaled RMB50 million (approximately $7.1 million) and the 100% equity in CBAK Power held by BAK Asia. The Company discounted the bills payable of even date to China Everbright Bank at a rate of 4.0%. The Company repaid the bills payable in November 2019.

The Company also borrowed a series of acceptance bills from Industrial Bank Co., Ltd. Dalian Branch totaled RMB1.5 million (approximately $0.2 million) for various terms through May 21, 2019, which was secured by bills receivable of RMB1.5 million (approximately $0.2 million). The Company repaid the bank acceptance bills on May 21, 2019.

In October 2019, the Company borrowed a total of RMB28 million (approximately $3.96 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until October 15, 2020, which was secured by the Company’s cash totaled RMB28 million (approximately $3.96 million). The Company discounted these bills payable of even date to China Everbright Bank at a rate of 3.30%.

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

In May and June 2020, the Company borrowed a series of acceptance bills from China Merchants Bank totaled RMB4.7 million (approximately $0.7 million) for various terms through November to December 2020, which was secured by the Company’s cash totaled RMB4.7 million (approximately $0.7 million).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	June 30,
	2019	2020
Pledged deposits (note 2)	$4,021,255	$4,622,244
Right-of-use assets (note 9)	7,194,195	7,010,713
Buildings	17,683,961	16,293,297
Machinery and equipment	7,196,810	6,684,042
	$36,096,221	$34,610,296

As of June 30, 2020, the Company had unutilized committed banking facilities of $6.8 million.

During the three months ended June 30, 2019 and 2020, interest of $369,250 and $391,155, respectively, was incurred on the Company’s bank borrowings.

During the six months ended June 30, 2019 and 2020, interest of $750,525 and $788,361, respectively, was incurred on the Company’s bank borrowings.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2019 and 2020

(Unaudited)

(In US$ except for number of shares)

12.	Loans (continued)

Other Short-term Loans

Other short-term loans as of December 31, 2019 and June 30, 2020 consisted of the following:

		December 31,	June 30,
	Note	2019	2020
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	100,000	100,000
– Mr. Yunfei Li	(b)	212,470	281,846
– Shareholders	(c)	86,679	85,427
		399,149	467,273
Advances from unrelated third party
– Mr. Wenwu Yu	(d)	30,135	29,700
– Mr. Longqian Peng	(d)	646,273	636,933
– Mr. Shulin Yu	(e)	517,018	509,547
– Jilin Province Trust Co. Ltd	(f)	5,687,204	3,425,287
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(g)	71,808	70,770
		6,952,438	4,672,237
		$7,351,587	$5,139,510

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)

The earnest money paid by certain shareholders in relation to share purchase (note 1) was unsecured, non-interest bearing and repayable on demand.

In 2019, according to the investment agreements and agreed by the investors, the Company returned partial earnest money of $949,317 (approximately RMB6.7 million) to these investors.

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

As of June 30, 2020, earnest money of $85,427 remained outstanding.

(d)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.
(e)

On June 25, 2019, the Company entered into a loan agreement with Mr. Shulin Yu, an unrelated party, to loan RMB3.6 million (approximately $0.5 million) for a term of one year, bearing annual interest of 10% and the repayment was guaranteed by Mr. Yunfei Li (the Company’s CEO) and Mr. Wenwu Wang (the Company’s former CFO). On June 22, 2020, the Company and Mr. Shulin Yu entered into a supplemental agreement to extend the loan for one year to June 24, 2021. As of June 30, 2020, the Company borrowed RMB3.6 million (approximately $0.5 million).

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

(g)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of June 30, 2020, loan amount of RMB0.5 million ($70,770) remained outstanding.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2019 and 2020

(Unaudited)

(In US$ except for number of shares)

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2019 and June 30, 2020 consisted of the following:

	December 31,	June 30,
	2019	2020
Construction costs payable (note 1)	$1,335,483	$424,275
Equipment purchase payable	7,440,131	7,434,478
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	2,485,384	2,672,735
Compensation costs	109,311	-
Customer deposits	600,758	324,173
Other payables and accruals (note 16)	2,346,403	2,599,088
	$15,527,589	$14,664,868

(a)	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2019 and June 30, 2020, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2019 and June 30, 2020, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2019 and 2020

(Unaudited)

(In US$ except for number of shares)

14.	Deferred Government Grants

Deferred government grants as of December 31, 2019 and June 30, 2020 consist of the following:

	December 31,	June 30,
	2019	2020
Total government grants	$4,260,833	$4,129,272
Less: Current portion	(142,026)	(139,974)
Non-current portion	$4,118,807	$3,989,298

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

The Company offset government grants of $36,247 and $34,886 for the three months ended June 30, 2019 and 2020 and $72,875 and $70,307 for the six months ended June 30, 2019 and 2020, respectively, against depreciation expenses of the Dalian facilities.

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

16.	Notes payable

Notes payable as of December 31, 2019 and June 30, 2020 consist of the following:

	December 31,	June 30,
	2019	2020
Notes payable, net of debt discount	$2,846,736	$2,435,347

Note I

On July 24, 2019, the Company entered into a securities purchase agreement with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company issued a promissory note (the “Note I”) to the Lender. The Note has an original principal amount of $1,395,000, bears interest at a rate of 10% per annum and will mature 12 months after the issuance, unless earlier paid or redeemed in accordance with its terms. The Company received proceeds of $1,250,000 after an original issue discount of $125,000 and payment of Lender’s expenses of $20,000. Beginning on the date that is six months after July 24, 2019, Lender shall have the right, exercisable at any time in its sole and absolute discretion, to redeem any amount of this Note up to $250,000 per calendar month by providing written notice to Borrower. The Company recorded the $125,000 as debt discount and is being amortized as interest expense over 12 months period. The Company did not assign any value to the redemption feature of the Note because the redemption of the Note has no value on the redemption portion as of December 31, 2019 and June 30, 2020.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2019 and 2020

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

On July 6, 2020, the Company entered into a Sixth exchange agreement (the “Sixth Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $250,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 461,595 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On July 29, 2020, the Company entered into a Seventh exchange agreement (the “Seventh Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $365,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 576,802 shares of the Company’s common stock, par value $0.001 per share to the Lender.

The Company recorded $31,597 and $26,944 to interest expense from the amortization of debt discount and coupon interest for Note I, respectively, for the three months ended June 30, 2020.

The Company recorded $63,194 and $59,262 to interest expense from the amortization of debt discount and coupon interest for Note I, respectively, for the six months ended June 30, 2020.

As of June 30, 2019, accrued coupon interest of $121,649 on the Note I was included in other payables and accruals (note 13).

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2019 and 2020

(Unaudited)

(In US$ except for number of shares)

16.	Notes payable (continued)

Note II

On December 30, 2019, the Company entered into a securities purchase agreement with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company issued a promissory note (the “Note II”) to the Lender. The Note has an original principal amount of $1,670,000, bears interest at a rate of 10% per annum and will mature 12 months after the issuance, unless earlier paid or redeemed in accordance with its terms. The Company received proceeds of $1,500,000 after an original issue discount of $150,000 and payment of Lender’s expenses of $20,000. Beginning on the date that is six months after June 30, 2020, Lender shall have the right, exercisable at any time in its sole and absolute discretion, to redeem any amount of this Note up to $250,000.00 per calendar month by providing written notice to Borrower. The Company recorded the $150,000 as debt discount and is being amortized as interest expense over 12 months period. The Company did not assign any value to the redemption feature of the Note because the redemption of the Note has no value on the redemption portion as of December 31, 2019 and June 30, 2020.

On July 8, 2020, the Company entered into a First exchange agreement for Note II (the “First Exchange Agreement- Note II”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $250,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on December 30, 2019, which has an original principal amount of $1,670,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 453,161 shares of the Company’s common stock, par value $0.001 per share to the Lender.

The Company recorded $37,917 and $41,883 to interest expense from the amortization of debt discount and coupon interest for Note II, respectively, for the three months ended June 30, 2020.

The Company recorded $75,417 and $83,964 to interest expense from the amortization of debt discount and coupon interest for Note II, respectively, for the six months ended June 30, 2020.

As of June 30, 2020, accrued coupon interest of $84,892 on the Note II was included in other payables and accruals (note 13).

17.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes expenses consisted of:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
PRC income tax:
Current	$-	$-	$-	$-
Deferred	-	-	-	-
	$-	$-	$-	$-

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

For the three and six months ended June 30, 2019 and 2020

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

No provision for income taxes in the United States or elsewhere has been made as CBAK had no taxable income for the three and six months ended June 30, 2019 and 2020.

Hong Kong Tax

BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three and six months ended June 30, 2019 and 2020 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Loss before income taxes	$(2,334,174)	$(1,198,167)	$(5,141,507)	$(3,552,278)
United States federal corporate income tax rate	21%	21%	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	(490,176)	(251,615)	(1,079,716)	(745,978)
Reconciling items:
Rate differential for PRC earnings	(87,474)	(26,214)	(186,505)	(95,439)
Non-deductible expenses	27,068	81,224	92,870	148,903
Share based payments	3,869	32,332	7,695	95,360
Valuation allowance on deferred tax assets	546,713	164,273	1,165,656	597,154
Income tax expenses	$-	$-	$-	$-

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2019 and 2020

(Unaudited)

(In US$ except for number of shares)

17.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(a)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2019 and June 30, 2020 are presented below:

	December 31,	June 30,
	2019	2020
Deferred tax assets
Trade accounts receivable	$1,225,916	$1,281,707
Inventories	1,026,483	857,830
Property, plant and equipment	768,975	772,532
Provision for product warranty	561,733	535,143
Net operating loss carried forward	29,361,274	30,094,323
Valuation allowance	(32,944,381)	(33,541,535)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of December 31, 2019 and June 30, 2020, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $30,437,270 and $33,369,466, respectively, which will expire in various years through 2022. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2020 through June 30, 2020 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2020	$7,042,582	$-	$7,042,582
Decrease in unrecognized tax benefits taken in current period	(101,774)	-	(101,774)
Balance as of June 30, 2020	$6,940,808	$-	$6,940,808

As of December 31, 2019 and June 30, 2020, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2019 and 2020

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

As of June 30, 2020, there was no unrecognized stock-based compensation associated with the above restricted shares. As of June 30, 2020, 1,667 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2019and 2020

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

The Company recorded non-cash share-based compensation expense of $18,422 and $36,641 for the three and six months ended June 30, 2019, respectively, in respect of the restricted shares granted on April 19, 2016.

No such non-cash share-based compensation expense was recognised for the three and six months ended June 30, 2020, in respect of the restricted shares granted on April 19, 2016.

As of June 30, 2020, there was no unrecognized stock-based compensation associated with the above restricted shares. As of June 30, 2020, 4,167 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $153,961 and $454,096 for three and six months ended June 30, 2020, respectively, in respect of the restricted shares granted on August 23, 2019.

As of June 30, 2020, non-vested restricted share units granted on August 23, 2019 are as follows:

Non-vested shares as of January 1, 2020	1,505,833
Granted	-
Vested	(293,498)
Forfeited	(58,333)
Non-vested shares as of June 30, 2020	1,154,002

As of June 30, 2020, there was unrecognized stock-based compensation of $510,732 associated with the above restricted shares. As of June 30, 2020, no vested shares were to be issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and six months ended June 30, 2019 and 2020.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2019 and 2020

(Unaudited)

(In US$ except for number of shares)

19.	Loss Per Share

The following is the calculation of loss per share:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Net loss	$(2,334,174)	$(1,198,167)	$(5,141,507)	$(3,552,278)
Less: Net loss (profit) attributable to non-controlling interests	16,790	952	36,731	(4,918)
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	(2,317,384)	(1,197,215)	(5,104,776)	(3,557,196)

Weighted average shares used in basic and diluted computation (note)	35,379,994	60,430,255	32,095,479	56,877,900

Loss per share– basic and diluted	$(0.07)	$(0.02)	$(0.16)	$(0.06)

Note:	Including 84,830 and 142,662 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and six months ended June 30, 2019 and 5,834 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2019, nil unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

For the three and six months ended June 30, 2020, 1,154,002 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2019 and 2020

(Unaudited)

(In US$ except for number of shares)

21.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2019 and June 30, 2020, the Company had the following contracted capital commitments:

	December 31,	June 30,
	2019	2020
For construction of buildings	$3,397,961	$1,729,629
For purchases of equipment	-	303,976
Capital injection to CBAK Power, CBAK Trading and CBAK Energy (Note 1)	83,900,000	82,565,000
	$87,297,961	$84,598,605

(ii)	Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm the Company’s business. Other than the legal proceeding set forth below, the Company is currently not aware of any such legal proceedings or claims that the Company believe will have an adverse effect on our business, financial condition or operating results.

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, (the “Court of Zhuanghe”) for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,193,301 (RMB8,430,792), including construction costs of $0.9 million (RMB6.1 million, which the Company already accrued for at June 30, 2016), interest of $28,308 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,193,301 (RMB8,430,792) for a period of one year. On September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. The Court further froze the bank deposits for another one year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018. On August 27, 2019, the Court froze the bank deposits for another year until August 27, 2020, upon the request of Shenzhen Huijie. On June 28, 2020, the Court of Dalian entered the final judgement as described below and the bank deposit was released in July 2020.

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million, the Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to defend the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,292,249 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $251,141 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $235,969 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $29,626 (RMB209,312) that CBAK Power has paid. As of June 30, 2020, CBAK Power has not received the final judgement amount totaled $265,195 from Shenzhen Huijie.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2019 and 2020

(Unaudited)

(In US$ except for number of shares)

21.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,587,346), including goods amount of RMB17,428,000 ($2,466,773) and interest of RMB851,858 ($120,573). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,466,773) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($18,610). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, the Company filed application petition with the Court of Zhuanghe for enforcement of the judgement against all of AnyuanBus’ shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the Company’s petition that all the AnyuanBus’ shareholders should be liable to pay the Company the debt as confirmed under the trial. On November 9, 2018, all the shareholders appealed against the judgment after receiving the notice from the Court. On March 29, 2019, the Company received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, the Company have filed appellate petition to the Intermediate Peoples’ Court of Dalian challenging the judgment from the Court of Zhuanghe. On October 9, 2019, the Intermediate Peoples’ Court of Dalian dismissed the appeal by the Company and affirmed the original judgment. As of December 31, 2019 and June 30, 2020, the Company had made a full provision against the receivable from Anyuan Bus of RMB 17,428,000 ($2,466,773).

On July 25, 2019, CBAK Power received notice from Shenzhen Court of International Arbitration that Shenzhen Xinjiatuo Automobile Technology Co., Ltd filed arbitration against the Company for the failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.16 million (RMB1,112,269), including equipment cost of $0.14 million (RMB976,000) and interest of $0.02 million (RMB136,269). As of June 30, 2020, the Company have accrued the equipment cost of $0.14 million (RMB976,000).

On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269), including equipment cost $0.14 million (RMB976,000), interest $0.02 million (RMB136,269) and litigation fees of $708 (RMB5,000) for a period of one year to August 2020. The Company believes that the plaintiff’s claims are without merit and are vigorously defending themselves in this proceeding.

On August 7, 2019, CBAK Power filed counter claim arbitration against Shenzhen Xinjiatuo Automobile Technology Co., Ltd for return of the prepayment due to the unqualified equipment, and sought a total amount of $0.28 million (RMB1,986,400), including return of prepayment of $0.2 million (RMB1,440,000), liquidated damages of $67,940 (RMB480,000) and litigation fees of $9,404 (RMB66,440). In early July 2020, Shenzhen Court of International Arbitration made arbitration award dismissing the plaintiff’s claim and CBAK Power’s counterclaim and the bank deposits was released in early August, 2020.

In early September, 2019, several employees of CBAK Suzhou files arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $90,354 (RMB638,359) and compensation of $76,857 (RMB543,000), totaling $0.17 million (RMB1,181,359). In addition, upon the request of the employees for property preservation, bank deposit of $0.17 million (RMB1,181,359) was frozen by the court of Suzhou for a period of one year. On September 5, 2019, CBAK Suzhou and the employees reached an agreement that CBAK Suzhou will pay these salaries and compensation. In February 2020, the Company fully repaid the salaries and compensation. As of June 30, 2020, $6 (RMB43) was frozen by bank.

In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $19,775 (RMB139,713), including services expenses amount of $19,661 (RMB138,908) and interest of $114 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB150,000) for a period of one year. As of June 30, 2020, $4,664 (RMB32,955) was frozen by bank and the Company had accrued the service cost of $19,775 (RMB139,713).

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2019 and 2020

(Unaudited)

(In US$ except for number of shares)

21.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

In December, 2019, CBAK Power received notice from Court of Zhuanghe that Dalian Construction Electrical Installation Engineering Co., Ltd. (“Dalian Construction”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the construction contract. Dalian Construction sought a total amount of $97,817 (RMB691,086) and interest $1,831 (RMB12,934). As of December 31, 2019, the Company has accrued the construction cost of $97,817 (RMB691,086). Upon the request of Dalian Construction for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $99,648 (RMB704,020) for a period of one year to December 2020. As of December 31, 2019, $93,592 (RMB661,240) was frozen by bank. In January 2020, CBAK Power and Dalian Construction have come to a settlement, and the bank deposit was then released.

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.6 million (RMB4,434,209), which have already been accrued for as of June 30, 2020. Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered freeze CBAK Power’s bank deposits totaling $0.6 million (RMB4,434,209) for a period of one year to December 17, 2020. As of June 30, 2020, $34,190 (RMB241,554) was frozen by bank. In July 2020, CBAK Power and Dongguan Shanshan have come to a settlement under which CBAK Power agreed to pay Dongguan Shanshan goods value of $507,652 (RMB3,586,609) in six installments before December 31, 2020, insurance and travel expenses of $1,728 (RMB12,206) before July 31, 2020, and litigation costs of $3,238 (RMB22,878). The bank deposit was thereafter released.

On March 20, 2020, CBAK Power received notice from Court of Nanpi County, Hebei Province that Cangzhou Huibang Engineering Manufacturing Co., Ltd (“Cangzhou Huibang”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Cangzhou Huibang sought a total amount of $0.3 million (RMB2,029,594), including materials purchase cost of $0.3 million (RMB1,932,947), and interest of $13,651 (RMB96,647). As of June 30, 2020, the Company has accrued materials purchase cost of $0.3 million (RMB1,932,947). Upon the request of Cangzhou Huibang for property preservation, the Court of Nanpi ordered to freeze CBAK Power’s bank deposits totaling $0.3 million (RMB2,029,594) for a period of one year to March 3, 2020. As of June 30, 2020, $2,629 (RMB18,575) was frozen by bank.

In June 2020, CBAK Suzhou received notice from Court of Suzhou Industrial Park that Ligao (Shandong) New Energy Technology Co., Ltd (“Ligao”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the purchase contract. Ligao sought a total amount of $10,983 (RMB77,599), including contract amount of $10,386 (RMB73,380) and interest of $597 (RMB4,219). As of June 30, 2020, the Company had accrued the material purchase cost of $10,386 (RMB73,380).

In April 2020, CBAK Power received notice from Court of Nanshan District of Shenzhen that Shenzhen Klclear Technology Co., Ltd. (“Shenzhen Klclear”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the materials purchase contract. Shenzhen Klclear sought a total amount of $1 million (RMB 6,250,764), which has already been accrued for as of June 30, 2020.

In June 2020, CBAK Suzhou received notice from Court of Yushui District, Xinyu City that Jiangxi Ganfeng Battery Technology Co., Ltd (“Ganfeng Battery”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the purchase contract. Ganfeng Battery sought a total amount of $106,974 (RMB755,780), including contract amount of $103,751 (RMB733,009) and interest of $3,223 (RMB22,771). Upon the request of Ganfeng Battery for property preservation, the Court of Yushui froze CBAK Suzhou’s bank deposits totaling $108,986 (RMB769,994) for a period of one year. As of June 30, 2020, nil was frozen by bank and the Company had accrued the material purchase cost of $103,751 (RMB733,009).

In June 2020, CBAK Suzhou received notice from Court of Suzhou Industrial Park that Suzhou Jihongkai Machine Equipment Co., Ltd (“Jihongkai”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the purchase contract. Jihongkai sought contract amount of $24,872 (RMB175,722) and interest as accrued until settlement. As of June 30, 2020, the Company had accrued the material purchase cost of $24,872 (RMB175,722).

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Nanjing Jinlong Chemical Co., Ltd. (“Nanjing Jinlong”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Nanjing Jinlong sought a total amount of $116,347 (RMB822,000). As of June 30, 2020, the Company accrued the material purchase cost of $116,347.

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Xi'an Anpu New Energy Technology Co. LTD (“Xi'an Anpu”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Xi'an Anpu sought a total amount of $119,454 (RMB843,954), including RMB768,000 for equipment cost and RMB75,954 for liquidated damages. As of June 30, 2020, the Company accrued the equipment cost of $108,703 (RMB768,000). Upon the request of Xi'an Anpu for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits $0.1 million (RMB843,954) for a period to May 11, 2022. As of June 30, 2020, nil was frozen by bank and the Company had accrued the equipment cost of $108,703 (RMB768,000) .

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Shenzhen Gd Laser Technology Co., Ltd. (“Shenzhen Gd”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Shenzhen Gd sought a total amount of $22,837 (RMB161,346), including equipment cost of $21,231 (RMB150,000) and interest amount of $1,606 (RMB11,346).

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2019 and 2020

(Unaudited)

(In US$ except for number of shares)

22.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended June 30, 2019 and 2020 as follows:

	Three months ended June 30,
	2019		2020
Customer B	$2,633,652	61.66%	$2,584,606	55.89%
Customer D	*	*	1,626,944	35.18%
Shenzhen BAK	769,052	18.01%	*	*

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net revenue for the six months ended June 30, 2019 and 2020 as follows:

	Six months ended June 30,
	2019		2020
Customer A	$1,527,998	16.18%	$	*	*
Customer B	3,875,327	41.04%		4,677,699	40.59%
Customer C	1,066,260	11.29%		*	*
Customer D	*	*		2,009,845	17.44%
Customer E	*	*		3,767,605	32.69%
Customer F	1,025,998	10.87%		*	*

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable as of December 31, 2019 and June 30, 2020 as follows:

	December 31, 2019		June 30, 2020
Customer A	$902,309	11.47%	$	*	*
Customer B	1,725,293	21.93%		1,740,448	15.19%
Customer C	1,713,628	21.78%		1,519,014	13.26%
Customer G	830,821	10.56%		*	*
Customer E	*	*		4,103,268	35.82%

*	Comprised less than 10% of account receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended June 30, 2019 and 2020 as follows:

	Three months ended June 30,
	2019		2020
Supplier A	$326,949	12.03%	$	*	*
Supplier B	402,026	14.79%		*	*
Supplier C	278,794	10.25%		*	*
Supplier D	*	*		294,786	23.52%

*	Comprised less than 10% of net purchase for the respective period.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2019 and 2020

(Unaudited)

(In US$ except for number of shares)

22.	Concentrations and Credit Risk (continued)

(a)	Concentrations (continued)

The Company had the following suppliers that individually comprised 10% or more of net purchase for the six months ended June 30, 2019 and 2020 as follows:

	Six months ended June 30,
	2019		2020
Supplier E	$996,484	17.26%	$	*	*
Shenzhen BAK	*	*		3,841,680	64.96%

The Company had the following suppliers that individually comprised 10% or more of accounts payable as of December 31, 2019 and June 30, 2020 as follows:

	December 31, 2019		June 30, 2020
Supplier B	$1,126,582	10.10%	$1,096,148	11.53%

For the three and six months ended June 30, 2019 and 2020, the Company recorded the following transactions:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Purchase of inventories from
BAK Shenzhen*	$65,102	$-	$65,102	$-
Shenzhen BAK*	-	-	-	3,841,680

Sales of finished goods to
BAK Shenzhen*	685,211	-	769,052	69,226

*	Mr. Xiangqian Li, the former CEO, is a director of this company.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2019 and 2020

(Unaudited)

(In US$ except for number of shares)

22.	Concentrations and Credit Risk (continued)

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2019 and June 30, 2020, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

After the disposal of BAK International and its subsidiaries (see Note 1), the Company focused on producing high-power lithium battery cells. Net revenues for the three and six months ended June 30, 2019 and 2020 were as follows:

Net revenues by product:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
High power lithium batteries used in:
Electric vehicles	$326,484	$118,737	$1,540,570	$333,855
Light electric vehicles	-	2,593	-	3,344
Uninterruptable supplies	3,944,452	4,502,917	7,902,041	11,188,322
Total	$4,270,936	$4,624,247	$9,442,611	$11,525,521

Net revenues by geographic area:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Mainland China	$4,270,936	4,359,930	$9,017,662	11,236,719
Europe	-	263,800	-	263,800
PRC Taiwan	-	-	452	-
Israel	-	-	121,678	-
USA	-	-	223,465	-
Others	-	517	79,354	25,002
Total	$4,270,936	$4,624,247	$9,442,611	$11,525,521

Substantially all of the Company’s long-lived assets are located in the PRC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We generated revenues of $4.3 million and $4.6 million for the three months ended June 30, 2019 and 2020, respectively. We had a net loss of $2.3 million and $1.2 million in the three months ended June 30, 2019 and 2020, respectively. As of June 30, 2020, we had an accumulated deficit of $179.7 million and net assets of $15.1 million. We had a working capital deficiency and accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of June 30, 2020.

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

Although the COVID-19 pandemic has caused disruptions to our operations, so far it has had limited adverse impacts on our operating results, and our revenue grew by $2.1 million, or 22.1% for the six months ended June 30, 2020, compared to the same period of 2019. This revenue increase was primarily attributable to an increase of $3.3 million, or 41.6% in sales of batteries for uninterruptable power supplies (“UPS”).

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

On July 6, 2020, we entered into a Sixth exchange agreement (the “Sixth Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $250,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 461,595 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On July 8, 2020, we entered into a First exchange agreement for Note II (the “First Exchange Agreement - Note II”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $250,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on December 30, 2019, which has an original principal amount of $1,670,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 453,161 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On July 29, 2020, we entered into a Seventh exchange agreement (the “Seventh Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $365,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 576,802 shares of the Company’s common stock, par value $0.001 per share to the Lender.

New Subsidiaries

On July 14, 2020, we acquired BAK Asia Investments Limited, a company incorporated under Hong Kong laws, from Xiangqian Li, for cash consideration of HK$1.00. BAK Asia Investments Limited is a holding company without any business operations. On July 31, 2020, BAK Asia Investments Limited formed CBAK New Energy (Nanjing) Co., Ltd. in China, which in turn formed Nanjing CBAK New Energy Technology Co., Ltd. in China on August 6, 2020. Both CBAK New Energy (Nanjing) Co., Ltd. and Nanjing CBAK New Energy Technology Co., Ltd. were established to expand our business of developing, manufacturing and selling new energy high power lithium batteries. These two entities have yet to commence business operations as of the date of this report.

Financial Performance Highlights for the Quarter Ended June 30, 2020

The following are some financial highlights for the quarter ended June 30, 2020:

●	Net revenues: Net revenues increased by $0.3 million, or 8%, to $4.6 million for the three months ended June 30, 2020, from $4.3 million for the same period in 2019.

●	Gross profit: Gross profit was $0.1 million, representing an increase of $0.3 million, for the three months ended June 30, 2020, from gross loss of $0.2 million for the same period in 2019.

●	Operating loss: Operating loss was $0.9 million for the three months ended June 30, 2020, reflecting a decrease of $1.2 million from an operating loss of $2.1 million for the same period in 2019.

●	Net loss: Net loss was $1.2 million for the three months ended June 30, 2020, representing a decrease of $1.1 million from net loss of $2.3 million for the same period in 2019.

●	Fully diluted loss per share: Fully diluted loss per share was $0.02 for the three months ended June 30, 2020, as compared to fully diluted loss per share of $0.07 for the same period in 2019.

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

Finance expense, net. Finance costs consist primarily of interest income and interest on bank loans, net of capitalized interest.

Income tax expenses. Our subsidiaries in PRC are subject to income tax at a rate of 25%. Our Hong Kong subsidiary BAK Asia is subject to a profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in PRC (Hong Kong), the entity had not paid any such tax.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2020

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months ended June 30,		Change
	2019	2020	$	%
Net revenues	$4,271	$4,625	354	8
Cost of revenues	(4,491)	(4,537)	(46)	1
Gross (loss) profit	(220)	88	308	(140)
Operating expenses:
Research and development expenses	514	385	(129)	(25)
Sales and marketing expenses	262	101	(161)	(61)
General and administrative expenses	818	757	(61)	(7)
Provision for (recovery of) doubtful accounts	253	(245)	(498)	(197)
Total operating expenses	1,847	998	(849)	(46)
Operating loss	(2,067)	(910)	1,157	56
Finance expenses, net	(362)	(385)	(23)	(6)
Other income, net	94	97	3	3
Loss before income tax	(2,335)	(1,198)	1,137	49
Income tax expenses	-	-
Net loss	(2,335)	(1,198)	1,137	49
Less: Net loss attributable to non-controlling interests	17	1	(16)	(94)
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	(2,318)	(1,197)	1,121	48

Net revenues. Net revenues were $4.6 million for the three months ended June 30, 2020, as compared to $4.3 million for the same period in 2019, representing an increase of $0.4 million, or 8%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended June 30,		Change
	2019	2020	$	%
High power lithium batteries used in:
Electric vehicles	$326	$119	(207)	(63)
Light electric vehicles	-	3	3	-
Uninterruptable supplies	3,945	4,503	558	14%
Total	$4,271	$4,625	354	8%

Net revenues from sales of batteries for electric vehicles were $0.1 million for the three months ended June 30, 2020 as compared to $0.3 million in the same period of 2019, representing a decrease of $0.2 million, or 63%. Our revenues have been adversely impacted by the reduction of government subsidy for new energy vehicles. Pursuant to the “Notice on further completing the Policy of Financial Subsidy for the Promotion and Application of New Energy Vehicles” (Notice 2019), jointly released by the Ministry of Finance, the Ministry of Industry and Information Technology, the Ministry of Science and Technology and the National Development and Reform Commission of the PRC on March 26, 2019, new subsidy standards have been implemented for new energy vehicles sold in China after June 25, 2019. As a result, new energy vehicles will receive different subsidies based on their driving range and technical performance. New energy vehicles providing long driving range and high technical performance will get higher subsidies. We believe the above policies will in long term encourage the production of new energy vehicles, optimize the structure of the new energy vehicles industry, enhance technical standards of the industry and strengthen its core competitiveness, and ultimately foster strategic development of the new energy vehicles.

Net revenues from sales of batteries for uninterruptable power supplies were $4.5 million for the three months ended June 30, 2020, as compared with $3.9 million in the same period in 2019, representing an increase of $0.6 million, or 14%. As we continued to focus more on this market, sale of batteries for uninterruptable power supplies increased significantly.

Cost of revenues. Cost of revenues was $4.5 million for the three months ended June 30, 2020 and 2019. Included in cost of revenues were write down of obsolete inventories of $47,977 for three months ended June 30, 2020, while it was $0.5 million for the same period in 2019. We write down inventory value whenever there is an indication that it is impaired. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross profit (loss). Gross profit for the three months ended June 30, 2020 was $0.1 million, or 1.9% of net revenues, as compared to gross loss of $0.2 million, or -5.2% of net revenues for the same period in 2019. Our new Dalian facilities commenced manufacturing activities in July 2015. With our sustained effort, the quality passing rate of our product has improved due to cost control and enhancement construction on production line. As a result, we recorded a gross profit for the three months ended June 30, 2020.

Research and development expenses. Research and development expenses decreased to approximately $0.4 million for the three months ended June 30, 2020, as compared to approximately $0.5 million for the same period in 2019, a decrease of $0.1 million, or 25%. The decrease was primarily resulted from a decrease of salaries and social insurance expenses. In response to the COVID-19, the Chinese government reduced employer obligations on social security contributions for a specified period to ease the burden of enterprises.

Sales and marketing expenses. Sales and marketing expenses decreased to $0.1 million for the three months ended June 30, 2020, as compared to approximately $0.3 million for the same period in 2019, a decrease of approximately $0.2 million, or 62%. As a percentage of revenues, sales and marketing expenses were 2% and 6% for the three months ended June 30, 2020 and 2019, respectively. The decrease was mainly resulted from a decrease of salaries and social insurance expenses by approximately $0.1 million as a result of the Chinese government’s social security relief for enterprises, in response to COVID-19.

General and administrative expenses. General and administrative expenses decreased to $0.7 million for the three months ended June 30, 2020, as compared to approximately $0.8 million for the same period in 2019. The decrease was primarily resulted from the decrease of salaries and social insurance, as a result of the Chinese government’s social security relief for enterprises, in response to COVID-19. We also continued to tighten cost control in order to improe profitability.

Provision for (recovery of) doubtful accounts. Recovery of doubtful accounts was $0.2 million for the three months ended June 30, 2020, as compared to a provision for doubtful accounts of $0.3 million for the same period in 2019. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. We have recovered $0.3 million of cash from customers for the three months ended June 30, 2020.

Operating loss. As a result of the above, our operating loss totaled $0.9 million for the three months ended June 30, 2020, as compared to $2.1 million for the same period in 2019, representing a decrease of $1.2 million, or 56%.

Finance expenses, net. Finance expenses consist primarily of interest income and interest on bank loans, net of capitalized interest. Interest expenses increased as a result of our higher average loan balances.

Income tax. Income tax was nil for both three months ended June 30, 2020 and 2019.

Net loss. As a result of the foregoing, we had a net loss of $1.2 million for the three months ended June 30, 2020, compared to a net loss of $2.3 million for the same period in 2019.

Comparison of Six Months Ended June 30, 2019 and 2020

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months ended June 30,		Change
	2019	2020	$	%
Net revenues	$9,443	$11,526	2,083	22
Cost of revenues	(9,892)	(11,232)	(1,340)	14
Gross (loss) profit	(449)	294	743	166
Operating expenses:
Research and development expenses	947	684	(263)	(28)
Sales and marketing expenses	627	194	(433)	(69)
General and administrative expenses	2,258	1,873	(385)	(17)
Provision for doubtful accounts	324	428	104	32
Total operating expenses	4,156	3,179	(977)	(24)
Operating loss	(4,605)	(2,885)	1,720	37
Finance expenses, net	(649)	(813)	(164)	(25)
Other income (expense), net	112	146	34	30
Loss before income tax	(5,142)	(3,552)	1,590	31
Income tax expenses	-	-	-	-
Net loss	(5,142)	(3,552)	1,590	31
Less: Net loss (profit) attributable to non-controlling interests	37	(5)	(42)	(114)
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	(5,105)	(3,557)	1,548	30

Net revenues. Net revenues were $11.5 million for the six months ended June 30, 2020, as compared to $9.4 million for the same period in 2019, representing an increase of $2.1 million, or 22%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Six months ended June 30,		Change
	2019	2020	$	%
High power lithium batteries used in:
Electric vehicles	$1,541	$334	(1,207)	(78)
Light electric vehicles	-	3	3
Uninterruptable supplies	7,902	11,189	3,287	42
Total	$9,443	$11,526	2,083	22

Net revenues from sales of batteries for electric vehicles were $0.3 million for the six months ended June 30, 2020 as compared to $1.5 million in the same period of 2019, representing a decrease of $1.2 million, or 78%. Pursuant to the “Notice on further completing the Policy of Financial Subsidy for the Promotion and Application of New Energy Vehicles” (Notice 2019), jointly released by the Ministry of Finance, the Ministry of Industry and Information Technology, the Ministry of Science and Technology and the National Development and Reform Commission of the PRC on March 26, 2019, new subsidy standards have been implemented for new energy vehicles sold in China after June 25, 2019. As a result, new energy vehicles will receive different subsidies based on their driving range and technical performance. New energy vehicles providing long driving range and high technical performance will get higher subsidies. We believe the above policies will in long term encourage the production of new energy vehicles, optimize the structure of the new energy vehicles industry, enhance technical standards of the industry and strengthen its core competitiveness, and ultimately foster strategic development of the new energy vehicles.

Net revenues from sales of batteries for uninterruptable power supplies (“UPS”) was $11.2 million in the six months ended June 30, 2020, as compared with $7.9 million in the same period in 2019, representing an increase of $3.3 million, or 42%. As we continued to focus more on this market, sale of batteries for uninterruptable power supplies increased significantly.

Cost of revenues. Cost of revenues increased to $11.2 million for the six months ended June 30, 2020, as compared to $9.9 million for the same period in 2019, increase of $1.3 million, or 14%. Included in cost of revenues were write down of obsolete inventories of $0.5 million for six months ended June 30, 2020, while it was $0.6 million for the same period in 2019. We write down inventory value whenever there is an indication that it is impaired. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross profit (loss). Gross profit for the six months ended June 30, 2020 was $0.3 million, or 2.5% of net revenues as compared to gross loss of $0.4 million, or 4.8% of net revenues, for the same period in 2019, an increase of gross profit $0.7 million. Our new Dalian facilities commenced manufacturing activities in July 2015. With our sustained effort, the quality passing rate of our product has improved due to cost control and enhancement construction on production line. As a result, we recorded a gross profit for the six months ended June 30, 2020.

Research and development expenses. Research and development expenses decreased to approximately $0.7 million for the six months ended June 30, 2020, as compared to approximately $0.9 million for the same period in 2019, a decrease of $0.2 million, or 28%. The decrease was primarily resulted from the decrease of salaries and social insurance expenses by approximately $0.3 million due to the suspension of our operations in the first quarter of 2020 and the Chinese government’s social security relief for enterprises, in response to COVID-19.

Sales and marketing expenses. Sales and marketing expenses decreased to approximately $0.2 million for the six months ended June 30, 2020, as compared to approximately $0.6 million for the same period in 2019. As a percentage of revenues, sales and marketing expenses were 1.7% and 6.6% for the six months ended June 30, 2020 and 2019, respectively. The decrease was resulted from the decrease of salaries and social insurance expenses by approximately $0.2 million due to the suspension of our operations in the first quarter of 2020 and the Chinese government’s social security relief for enterprises, in response to COVID-19.

General and administrative expenses. General and administrative expenses decreased by $0.4 million or 17% to $1.9 million for the six months ended June 30, 2020 compared to $2.3 million for the same period in 2019. The decrease was primarily resulted from the decrease of salaries and social insurance expenses by approximately $0.4 million due to the suspension of our operations in the first quarter of 2020 and the Chinese government’s social security relief for enterprises, in response to COVID-19. We also continued to tighten cost control in order to improve profitability.

Provision for doubtful accounts. Provision for doubtful accounts was $0.4 million for the six months ended June 30, 2020, as compared to a provision for doubtful accounts of $0.3 million for the same period in 2019. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss decreased to $2.9 million for the six months ended June 30, 2020, as compared to approximately $4.6 million for the six months ended June 30, 2019.

Finance expenses, net. Finance expenses consist primarily of interest income and interest on bank loans, net of capitalized interest. Finance expenses increased to $0.8 million for the six months ended June 30, 2020, as compared to $0.6 million for the six months ended June 30, 2020, an increase of $0.2 million, or 25%. Interest expenses increased as a result of our higher average loan balances.

Income tax. Income tax was nil for the six months ended June 30, 2020 and 2019.

Net loss. As a result of the foregoing, we had a net loss of $3.6 million for the six months ended June 30, 2020, compared to a net loss of $5.1 million for the same period in 2019.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term bank loans, other short-term loans and bills payable under bank credit agreements, advances from our related and unrelated parties, investors and issuance of capital stock.

We incurred a net loss of $3.6 million for the six months ended June 30, 2020. As of June 30, 2020, we had cash and cash equivalents of $0.2 million. Our total current assets were $27.5 million and our total current liabilities were $64.2 million, resulting in a net working capital deficiency of $36.7 million. These factors raise substantial doubts about our ability to continue as a going concern.

We have obtained banking facilities from various local banks in China. On June 4, 2018, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $28.3 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, at current rate 6.175% per annum. The loans are repayable in six installments of RMB0.8 million ($0.11 million) on December 10, 2018, RMB24.3 million ($3.44 million) on June 10, 2019, RMB0.8 million ($0.11 million) on December 10, 2019, RMB74.7 million ($10.6 million) on June 10, 2020, RMB0.8 million ($0.11 million) on December 10, 2020 and RMB66.3 million ($9.4 million) on June 10, 2021.

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

Under the facilities with China Everbright Bank Dalian Branch, we borrowed RMB141.8 million (approximately $20.07 million) as of June 30, 2020. The facilities were secured by our land use rights, buildings, machinery and equipment. We repaid the bank loan of RMB0.8 million ($0.11 million), RMB24.3 million ($3.44 million), RMB0.8 ($0.11 million) and RMB1.09 million ($0.16 million) in December 2018, June 2019, December 2019 and June 2020, respectively.

In October 2019, we borrowed a total of RMB28 million (approximately $3.96 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until October 15, 2020, which was secured by the Company’s cash totaled RMB28 million (approximately $3.96 million). We discounted these bills payable of even date to China Everbright Bank at a rate of 3.30%.

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

In May and June 2020, we borrowed a series of acceptance bills from China Merchants Bank totaled RMB4.7 million (approximately $0.7 million) for various terms through November to December 2020, which was secured by the Company’s cash totaled RMB4.7 million (approximately $0.7 million).

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

As of June 30, 2020, we had unutilized committed banking facilities of $6.8 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

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

On July 6, 2020, we entered into a Sixth exchange agreement (the “Sixth Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $250,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 461,595 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On July 8, 2020, we entered into a First exchange agreement for Note II (the “First Exchange Agreement- Note II”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $250,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on December 30, 2019, which has an original principal amount of $1,670,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 453,161 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On July 29, 2020, we entered into a Seventh exchange agreement (the “Seventh Exchange Agreement”) with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $365,000 (the “Partitioned Promissory Note”) from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the Partitioned Promissory Note for the issuance of 576,802 shares of the Company’s common stock, par value $0.001 per share to the Lender.

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

In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing vigorous support to new energy facilities and vehicle. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe with that the booming future market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2019	2020

Net cash (used in) provided by operating activities	$(4,892)	$1,982
Net cash used in investing activities	(1,406)	(779)
Net cash provided by (used in) financing activities	6,090	(2,078)
Effect of exchange rate changes on cash and cash equivalents	42	(88)
Net increase in cash and cash equivalents, and restricted cash	(166)	(963)
Cash and cash equivalents, and restricted cash at the beginning of period	17,689	7,134
Cash and cash equivalents, and restricted cash at the end of period	$17,523	$6,171

Operating Activities

Net cash provided by operating activities was $2.0 million in the six months ended June 30, 2020, as compared to net cash used in operating activities of $4.9 million in the same period in 2019. The net cash provided by operating activities for the six months ended June 30, 2020 was mainly attributable to an increase of $4.3 million of trade payable to former subsidiaries and a decrease of $2.7 million for inventories, partially offset by our net loss (excluding non-cash depreciation and amortization, provision for doubtful debts, write-down of inventories and share-based compensation) of $1.1 million and an increase of $4.2 million in trade accounts and bills receivables.

Net cash used in operating activities was $4.9 million in the six months ended June 30, 2019. The net cash used in operating activities was mainly attributable to a net loss (before loss on disposal of property, plant and equipment, and excluding non-cash depreciation and amortization) of $3.5 million, $10.5 million on settlement of trade accounts, partially offset by a decrease of $6.4 million for trade accounts and bills receivable, a decrease of $2.1 million for prepayments and other receivables and an increase of $0.6 million for accrued expenses and other payables.

Investing Activities

Net cash used in investing activities decreased to $0.8 million for the six months ended June 30, 2020, from $1.4 million in the same period of 2019. The net cash used in investing activities mainly consisted of the purchase of equipment and construction in progress.

Financing Activities

Net cash used in financing activities was $2.1 million in the six months ended June 30, 2020, compared to net cash provided by financing activities of $6.1 million during the same period in 2019. The net cash used in financing activities in the six months ended June 30, 2020 was mainly attributable to repayment of borrowings of $5.6 million to Jilin Province Trust Co. Ltd. and $0.2 million to banks, partially offset by borrowing of $3.4 million from Jilin Province Trust Co. Ltd. under a renewed credit facility and borrowings of $0.3 million from shareholders.

Net cash provided by financing activities was $6.1 million in the six months ended June 30, 2019. The net cash provided by financing activities in the six months ended June 30, 2019 was comprised of borrowings from unrelated parties of $6.4 million and advances from shareholders of $4.1 million, partially offset by repayment of bank borrowings of $3.6 million.

As of June 30, 2020, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
China Everbright Bank	$24,472	$19,915

Other lines of credit:
China Everbright Bank	9,572	9,572
China Merchants Bank	659	659
	10,231	10,231

Other short-term loan:
Jilin Province Trust Co. Ltd	5,662	3,425

Total	$40,365	$33,571

Capital Expenditures

We incurred capital expenditures of $1.4 million and $0.8 million in the six months ended June 30, 2019 and 2020, respectively. Our capital expenditures were used primarily to expand our manufacturing facilities in Dalian.

We estimate that our total capital expenditures for the year ending December 31, 2020 will reach approximately $4.0 million. Such funds will be used to expand new automatic manufacturing lines to fulfill our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2020:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Current maturities of long-term bank loans	$19,915	$19,915	$-	$-	$-
Short-term bank loans	5,647	5,647	-	-	-
Bills payable	5,254	5,254	-	-	-
Payable to former subsidiaries	1,509	1,509	-	-	-
Other short-term loans	5,140	5,140	-	-	-
Notes payable	2,722	2,722	-	-	-
Capital injection to CBAK Trading	2,565	2,565	-	-	-
Capital injection to CBAK Power	30,000	30,000	-	-	-
Capital injection to CBAK Energy	50,000	50,000	-	-	-
Capital commitments for construction of buildings	1,730	1,730	-	-	-
Capital commitments for purchase of equipment	304	304	-	-	-
Future interest on notes payable	89	89
Future interest payment on bank loans	1,266	1,266	-	-	-
Future interest payment on other short-term loan	377	377	-	-	-
Total	$126,518	$126,518	$-	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2020.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, (the “Court of Zhuanghe”) for the failure to pay pursuant to the terms of the contract and entrusting part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,193,301 (RMB8,430,792), including construction costs of $0.9 million (RMB6.1 million, which the Company already accrued for at June 30, 2016), interest of $28,308 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,193,301 (RMB8,430,792) for a period of one year. On September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. The Court further froze the bank deposits for another one year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018. On August 27, 2019, the Court froze the bank deposits for another year until August 27, 2020, upon the request of Shenzhen Huijie. On June 28, 2020, the Court of Dalian entered the final judgement as described below and the frozen bank deposit was released in July 2020.

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. The Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe did a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,292,249 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $251,141 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $235,969 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $29,626 (RMB209,312) that CBAK Power has paid. As of June 30, 2020, we have not received the final judgement amount totaled $265,595 from Shenzhen Huijie.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,587,346), including goods amount of RMB17,428,000 ($2,466,773) and interest of RMB851,858 ($120,573). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,466,773) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($18,610). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, the Company filed application petition with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’s shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the Company’s petition that all the Anyuan Bus’s shareholders should be liable to pay the Company the debt as confirmed under the trial. On November 9, 2018, all the shareholders of Anyuan Bus appealed against the judgment after receiving the notice from the Court. On March 29, 2019, the Company received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, the Company filed appellate petition to the Intermediate Peoples’ Court of Dalian challenging the judgment from the Court of Zhuanghe. On October 9, 2019, the Intermediate Peoples’ Court of Dalian dismissed the appeal by the Company and affirmed the original judgment. As of December 31, 2019 and June 30, 2020, we had made a full provision against the receivable from Anyuan Bus of RMB 17,428,000 ($2,466,773).

On July 25, 2019, CBAK Power received notice from Shenzhen Court of International Arbitration that Shenzhen Xinjiatuo Automobile Technology Co., Ltd filed arbitration against the Company for the failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.16 million (RMB1,112,269), including equipment cost of $0.14 million (RMB976,000) and interest of $0.02 million (RMB136,269). As of June 30, 2020, we have accrued the equipment cost of $0.14 million (RMB976,000).

On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269), including equipment cost $0.14 million (RMB976,000), interest $0.02 million (RMB136,269) and litigation fees of $708 (RMB5,000) for a period of one year to August 2020. We believe that the plaintiff’s claims are without merit and are vigorously defending ourselves in this proceeding.

On August 7, 2019, CBAK Power filed counter claim arbitration against Shenzhen Xinjiatuo Automobile Technology Co., Ltd for return of the prepayment due to the unqualified equipment, and sought a total amount of $0.28 million (RMB1,986,400), including return of prepayment of $0.2 million (RMB1,440,000), liquidated damages of $67,940 (RMB480,000) and litigation fees of $9,404 (RMB66,440). In early July 2020, Shenzhen Court of International Arbitration made arbitration award dismissing the plaintiff’s claim and CBAK Power’s counterclaim and the bank deposits was released in early August 2020.

In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $19,775 (RMB139,713), including services expenses amount of $19,661 (RMB138,908) and interest of $114 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB150,000) for a period of one year. As of June 30, 2020, $4,664 (RMB32,955) was frozen by bank and the Company had accrued the service cost of $19,775 (RMB139,713).

In early September of 2019, several employees of CBAK Suzhou filed arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $90,354 (RMB638,359) and compensation of $76,857 (RMB543,000), totaling $0.17 million (RMB1,181,359). In addition, upon the request of the employees for property preservation, bank deposit of $0.17 million (RMB1,181,359) was frozen by the court of Suzhou for a period of one year. On September 5, 2019, CBAK Suzhou and the employees reached an agreement that CBAK Suzhou will pay these salaries and compensation. In February 2020, the Company fully repaid the salaries and compensation. As of June 30, 2020, $6 (RMB43) was frozen by bank.

In December 2019, CBAK Power received notice from Court of Zhuanghe that Dalian Construction Electrical Installation Engineering Co., Ltd. (“Dalian Construction”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the construction contract. Dalian Construction sought a total amount of $97,817 (RMB691,086) and interest $1,831 (RMB12,934). As of December 31, 2019, the Company has accrued the construction cost of $97,817 (RMB691,086). Upon the request of Dalian Construction for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $99,648 (RMB704,020) for a period of one year to December 2020. As of December 31, 2019, $93,592 (RMB661,240) was frozen by bank. In January 2020, CBAK Power and Dalian Construction have come to a settlement, and the bank deposit was then released.

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.6 million (RMB4,434,209), which have already been accrued for as of June 30, 2020. Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.6 million (RMB4,434,209) for a period of one year to December 17, 2020. As of June 30, 2020, $34,190 (RMB241,554) was frozen by bank. In July 2020, CBAK Power and Dongguan Shanshan have come to a settlement under which CBAK Power agreed to pay Dongguan Shanshan goods value of $507,652 (RMB3,586,609) in six installments before December 31, 2020, insurance and travel expenses of $1,728 (RMB12,206) before July 31, 2020, and litigation costs of $3,238 (RMB22,878). The frozen bank deposit was thereafter released.

On March 20, 2020, CBAK Power received notice from Court of Nanpi County, Hebei Province that Cangzhou Huibang Engineering Manufacturing Co., Ltd (“Cangzhou Huibang”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Cangzhou Huibang sought a total amount of $0.3 million (RMB2,029,594), including materials purchase cost of $0.3 million (RMB1,932,947), and interest of $13,651 (RMB96,647). As of June 30, 2020, the Company has accrued materials purchase cost of $0.3 million (RMB1,932,947). Upon the request of Cangzhou Huibang for property preservation, the Court of Nanpi ordered to freeze CBAK Power’s bank deposits totaling $0.3 million (RMB2,029,594) for a period of one year to March 3, 2020. As of June 30, 2020, $2,629 (RMB18,575) was frozen by bank.

In April 2020, CBAK Power received notice from Court of Nanshan District of Shenzhen that Shenzhen Klclear Technology Co., Ltd. (“Shenzhen Klclear”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the materials purchase contract. Shenzhen Klclear sought a total amount of $1 million (RMB 6,250,764), which has already been accrued for as of June 30, 2020.

In June 2020, CBAK Suzhou received notice from Court of Suzhou Industrial Park that Ligao (Shandong) New Energy Technology Co., Ltd (“Ligao”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the purchase contract. Ligao sought a total amount of $10,983 (RMB77,599), including contract amount of $10,386 (RMB73,380) and interest of $597 (RMB4,219). As of June 30, 2020, the Company had accrued the material purchase cost of $10,386 (RMB77,599).

In June 2020, CBAK Suzhou received notice from Court of Yushui District, Xinyu City that Jiangxi Ganfeng Battery Technology Co., Ltd (“Ganfeng Battery”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the purchase contract. Ganfeng Battery sought a total amount of $106,974 (RMB755,780), including contract amount of $103,751 (RMB733,009) and interest of $3,223 (RMB22,771). Upon the request of Ganfeng Battery for property preservation, the Court of Yushui froze CBAK Suzhou’s bank deposits totaling $108,986 (RMB769,994) for a period of one year. As of June 30, 2020, nil was frozen by bank and the Company had accrued the material purchase cost of $103,751 (RMB733,009).

In June 2020, CBAK Suzhou received notice from Court of Suzhou Industrial Park that Suzhou Jihongkai Machine Equipment Co., Ltd (“Jihongkai”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the purchase contract. Jihongkai sought contract amount of $24,872 (RMB175,722) and interest as accrued until settlement. As of June 30, 2020, the Company had accrued the material purchase cost of $24,872 (RMB175,722).

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Nanjing Jinlong Chemical Co., Ltd. (“Nanjing Jinlong”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Nanjing Jinlong sought a total amount of $116,347 (RMB822,000). As of June 30, 2020, we have accrued the material purchase cost of $116,347.

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Xi'an Anpu New Energy Technology Co. LTD (“Xi'an Anpu”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Xi'an Anpu sought a total amount of $119,454 (RMB843,954), including RMB768,000 for equipment cost and RMB75,954 for liquidated damages). As of June 30, 2020, we have accrued the equipment cost of $108,703 (RMB768,000). Upon the request of Xi'an Anpu for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits $0.1 million (RMB843,954) for a period to May 11, 2022. As of June 30, 2020, nil was frozen by bank and we have accrued $108,703.

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Shenzhen Gd Laser Technology Co., Ltd. (“Shenzhen Gd”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Shenzhen Gd sought a total amount of $22,837 (RMB161,346), including equipment cost of $21,231 (RMB150,000) and interest amount of $1,606 (RMB11,346).

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

Date: August 14, 2020

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