Form 10-Q
period 2020-09-30
CBAK Energy Technology, Inc.
filed 2020-11-16
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	66,467,285

CBAK ENERGY TECHNOLOGY, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2020

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated balance sheets
As of December 31, 2019 and September 30, 2020
(Unaudited)
(In US$ except for number of shares)

		December 31,	September 30,
	Note	2019	2020
Assets
Current assets
Cash and cash equivalents		$1,612,957	$1,299,013
Pledged deposits	2	5,520,991	6,603,422
Trade accounts and bills receivable, net	3	7,952,420	18,829,832
Inventories	4	8,666,714	3,619,532
Prepayments and other receivables	5	4,735,913	4,354,800
Total current assets		28,488,995	34,706,599

Property, plant and equipment, net	7	38,177,565	44,644,938
Construction in progress	8	21,707,624	15,454,225
Right-of-use assets	9	7,194,195	7,253,386
Intangible assets, net	10	15,178	12,007

Total assets		$95,583,557	$102,071,155

Liabilities
Current liabilities
Current maturities of long-term bank loans	12	$10,844,463	$20,721,649
Short-term bank borrowings	12	5,730,289	5,876,289
Other short-term loans	12	7,351,587	5,269,367
Trade accounts and bills payable	11	15,072,108	19,278,113
Notes payable	16	2,846,736	1,614,583
Accrued expenses and other payables	13	15,527,589	13,961,339
Payables to former subsidiaries, net	6	1,483,352	1,676,333
Deferred government grants, current	14	142,026	3,091,153
Total current liabilities		58,998,150	71,488,826

Long-term bank loans, net of current maturities	12	9,519,029	-
Deferred government grants, non-current	14	4,118,807	4,114,515
Product warranty provision	15	2,246,933	2,207,374
Long term tax payable	17	7,042,582	7,222,018

Total liabilities		81,925,501	85,032,733

Commitments and contingencies	21

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized ; 53,220,902 issued and 53,076,696 outstanding as of December 31, 2019, 65,293,896 issued and 65,149,690 outstanding as of September 30, 2020		53,222	65,294
Donated shares		14,101,689	14,101,689
Additional paid-in capital		180,208,610	186,512,941
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(176,177,413)	(179,690,362)
Accumulated other comprehensive loss		(1,744,730)	(1,168,448)
		17,671,889	21,051,625
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equity		13,605,279	16,985,015
Non-controlling interests		52,777	53,407
Total equity		13,658,056	17,038,422

Total liabilities and shareholders’ equity		$95,583,557	$102,071,155

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of operations and comprehensive income (loss)
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

		Three months ended September 30,		Nine months ended September 30,
	Note	2019	2020	2019	2020
Net revenues	23	$8,089,804	$10,620,656	$17,532,415	$22,146,177
Cost of revenues		(7,431,039)	(9,245,811)	(17,322,234)	(20,477,719)
Gross profit		658,765	1,374,845	210,181	1,668,458
Operating expenses:
Research and development expenses		(478,096)	(446,162)	(1,425,029)	(1,130,316)
Sales and marketing expenses		(279,454)	(157,485)	(905,875)	(351,963)
General and administrative expenses		(1,282,183)	(741,785)	(3,540,686)	(2,614,349)
(Provision for) recovery of doubtful accounts		(119,081)	364,168	(443,020)	(63,534)
Total operating expenses		(2,158,814)	(981,264)	(6,314,610)	(4,160,162)
Operating profit (loss)		(1,500,049)	393,581	(6,104,429)	(2,491,704)
Finance expenses, net		(324,522)	(357,739)	(973,504)	(1,171,030)
Other income, net		37,503	5,873	149,358	152,171
Income (Loss) before income tax		(1,787,068)	41,715	(6,928,575)	(3,510,563)
Income tax expense	17	-	-	-	-
Net income (loss)		(1,787,068)	41,715	(6,928,575)	(3,510,563)
Less: Net loss (profit) attributable to non-controlling interests		14,446	2,532	51,177	(2,386)
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.		$(1,772,622)	$44,247	$(6,877,398)	$(3,512,949)

Net income (loss)		(1,787,068)	41,715	(6,928,575)	(3,510,563)
Other comprehensive income (loss)
– Foreign currency translation adjustment		(754,349)	846,695	(817,888)	574,526
Comprehensive income (loss)		(2,541,417)	888,410	(7,746,463)	(2,936,037)
Less: Comprehensive loss (income) attributable to non-controlling interests		19,285	3,465	58,421	(630)
Comprehensive income (loss) attributable to CBAK Energy Technology, Inc.		$(2,522,132)	$891,875	$(7,688,042)	$(2,936,667)

Income (Loss) per share	19
– Basic		$(0.04)	$0.00	$(0.19)	$(0.06)
– Diluted		$(0.04)	$0.00	$(0.19)	$(0.06)

Weighted average number of shares of common stock:	19
– Basic		42,262,408	64,909,894	35,508,896	59,569,498
– Diluted		42,262,408	65,400,058	35,508,896	59,569,498

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity
For the three months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

	Common stock						Accumulated
	issued			Additional			other	Non-	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	loss	interests	of shares	Amount	equity
Balance as of July 1, 2019	37,095,629	$37,096	$14,101,689	$166,884,602	$1,230,511	$(170,514,666)	$(1,560,074)	$61,432	(144,206)	$(4,066,610)	$6,173,980
Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	30,259	-	-	30,259
Net loss	-	-	-	-	-	(1,772,622)	-	(14,446)	-	-	(1,787,068)
Share-based compensation for employee and director stock awards	-	-	-	396,144	-	-	-	-	-	-	396,144
Common stock issued to employees and directors for stock awards	131,839	132	-	(132)	-	-	-	-	-	-	-
Common stock issued to investors	7,092,219	7,092	-	7,439,738	-	-	-	-	-	-	7,446,830
Foreign currency translation adjustment	-	-	-	-	-	-	(749,510)	(4,839)	-	-	(754,349)

Balance as of September 30, 2019	44,319,687	$44,320	$14,101,689	$174,720,352	$1,230,511	$(172,287,288)	$(2,309,584)	$72,406	(144,206)	$(4,066,610)	$11,505,796

Balance as of July 1, 2020	63,802,338	$63,803	$14,101,689	$185,487,657	$1,230,511	$(179,734,609)	$(2,016,076)	$56,872	(144,206)	$(4,066,610)	$15,123,237
Net income (loss)	-	-	-		-	44,247	-	(2,532)	-	-	41,715
Share-based compensation for employee and director stock awards	-	-	-	161,775	-	-	-		-	-	161,775
Common stock issued to investors	1,491,558	1,491	-	863,509	-	-	-		-	-	865,000
Foreign currency translation adjustment	-	-	-	-	-	-	847,628	(933)	-	-	846,695

Balance as of September 30, 2020	65,293,896	$65,294	$14,101,689	$186,512,941	$1,230,511	$(179,690,362)	$(1,168,448)	$53,407	(144,206)	$(4,066,610)	$17,038,422

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity
For the nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

	Common stock						Accumulated
	issued			Additional			other	Non-	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	loss	interests	of shares	Amount	equity
Balance as of January 1, 2019	26,791,684	$26,792	$14,101,689	$155,931,770	$1,230,511	$(165,409,890)	$(1,498,940)	$11,977	(144,206)	$(4,066,610)	$327,299
Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	118,850	-	-	118,850
Net loss	-	-	-	-	-	(6,877,398)	-	(51,177)	-	-	(6,928,575)
Share-based compensation for employee and director stock awards	-	-	-	432,785	-	-	-	-	-	-	432,785
Common stock issued to employees and directors for stock awards	131,839	132	-	(132)	-	-	-	-	-	-	-
Common stock issued to investors	17,396,164	17,396	-	18,355,929	-	-	-	-	-	-	18,373,325
Foreign currency translation adjustment	-	-	-	-	-	-	(810,644)	(7,244)	-	-	(817,888)

Balance as of September 30, 2019	44,319,687	$44,320	$14,101,689	$174,720,352	$1,230,511	$(172,287,288)	$(2,309,584)	$72,406	(144,206)	$(4,066,610)	$11,505,796

Balance as of January 1, 2020	53,220,902	$53,222	14,101,689	$180,208,610	$1,230,511	$(176,177,413)	$(1,744,730)	$52,777	(144,206)	$(4,066,610)	$13,658,056
Net income (loss)	-	-	-		-	(3,512,949)	-	2,386	-	-	(3,510,563)
Share-based compensation for employee and director stock awards	-	-	-	615,871	-	-	-	-	-	-	615,871
Common stock issued to employees and directors for stock awards	293,498	293	-	(293)	-	-	-	-	-	-	-
Common stock issued to investors	11,779,496	11,779	-	5,688,753	-	-	-	-	-		5,700,532
Foreign currency translation adjustment	-	-	-	-	-	-	576,282	(1,756)	-	-	574,526

Balance as of September 30, 2020	65,293,896	$65,294	$14,101,689	$186,512,941	$1,230,511	$(179,690,362)	$(1,168,448)	$53,407	(144,206)	$(4,066,610)	$17,038,422

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

	Nine months ended September 30,
	2019	2020
Cash flows from operating activities
Net loss	$(6,928,575)	$(3,510,563)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,083,489	1,856,246
Provision for doubtful debts	443,020	63,534
Write-down of inventories	557,668	724,156
Share-based compensation	432,785	615,871
Loss on disposal of property, plant and equipment	236,360	21,035
Changes in operating assets and liabilities:
Trade accounts and bills receivable	4,008,929	(10,424,301)
Inventories	(2,254,761)	4,388,522
Prepayments and other receivables	1,735,548	587,158
Trade accounts and bills payable	(12,128,474)	3,582,377
Accrued expenses and other payables	1,357,021	(317,352)
Trade receivable from and payables to former subsidiaries	(3,449,078)	4,454,118
Government grants	-	2,858,858
Net cash (used in) provided by operating activities	(13,906,068)	4,899,659

Cash flows from investing activities
Purchases of property, plant and equipment and construction in progress	(1,998,476)	(2,033,349)
Net cash used in investing activities	(1,998,476)	(2,033,349)

Cash flows from financing activities
Capital injection from non-controlling interests	118,850	-
Repayment of bank borrowings	(3,545,966)	(155,951)
Proceeds from issue of promissory note	1,250,000	-
Borrowings from unrelated parties	6,397,925	3,459,218
Repayment of borrowings from unrelated parties	(145,739)	(5,660,539)
Borrowings from related parties	431,630	-
Repayment of borrowings from related parties	(535,967)	-
Borrowings from shareholders	4,080,681	268,733
Repayment of borrowings from shareholders	-	(240,687)
Repayment of earnest money to shareholders	(760,721)	-
Net cash provided by (used in) financing activities	7,290,693	(2,329,226)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(494,264)	231,403
Net (decrease) increase in cash and cash equivalents and restricted cash	(9,108,115)	768,487
Cash and cash equivalents and restricted cash at the beginning of period	17,689,493	7,133,948
Cash and cash equivalents and restricted cash at the end of period	$8,581,378	$7,902,435
Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$777,324	$8,224,147
Issuance of common stock (note 1):
– offset short-term borrowings (First Debt, Second Debt and Third Debt)	$15,056,304	$-
– offset construction cost payable (Fourth Debt)	$3,317,021	$-
- offset repayment of promissory note	$-	$1,415,000
- offset payable to Shenzhen BAK (Sixth Debt)	$-	$4,285,532

Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$1,087,390	$783,159

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
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
For the three and nine months ended September 30, 2019 and 2020
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
For the three and nine months ended September 30, 2019 and 2020
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

As of September 30, 2020, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.4 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB1 million (approximately $0.1 million) to CBAK Suzhou through injection of a series of cash.  CBAK Suzhou is intended to be engaged in development and manufacture of new energy high power battery packs.

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

On July 14, 2020, the Company acquired BAK Asia Investments Limited (“BAK Investments”), a company incorporated under Hong Kong laws, from Mr. Xiangqian Li, the Company’s former CEO, for a cash consideration of HK$1.00. BAK Asia Investments Limited is a holding company without any business operations.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On July 31, 2020, BAK Investments formed a wholly owned subsidiary CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”) in China with a registered capital of $100,000,000. Pursuant to CBAK Nanjing’s articles of association and relevant PRC regulations, BAK Investments was required to contribute the capital to CBAK Nanjing on or before July 29, 2040. Up to the date of this report, the Company has contributed nil to CBAK Nanjing.

On August 6, 2020, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) was established as a wholly owned subsidiary of CBAK Nanjing with a registered capital of RMB700,000,000 (approximately $103 million). Pursuant to Nanjing CBAK’s articles of association and relevant PRC regulations, CBAK Nanjing was required to contribute the capital to Nanjing CBAK on or before August 5, 2040. Up to the date of this report, the Company has contributed nil to Nanjing CBAK. CBAK Nanjing and Nanjing CBAK were established to expand the Company’s business of developing, manufacturing and selling new energy high power lithium batteries.

On November 9, 2020, Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”) was established as a wholly owned subsidiary of CBAK Nanjing with a register capital of RMB50,000,000 (approximately $7.4 million).

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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Shenzhen”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014, “Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of September 30, 2020, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; and iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC, (v) Dalian CBAK Energy Technology Co, Ltd (“CBAK Energy”), a wholly owned limited liability company established on November 21, 2019 in the PRC, (vi) BAK Asia Investments Limited (“BAK Investments”), a wholly owned limited liability company incorporated in Hong Kong acquired on July 14, 2020, (vii) CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”), a wholly owned limited liability company established on July 31, 2020 in the PRC and (viii) Nanjing CBAK New Energy Technology Co., Ltd, (“Nanjing CBAK”), a wholly owned limited liability company established on August 6, 2020 in the PRC.

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
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

As of the date of this report, Mr. Xiangqian Li is no longer a director of BAK International and BAK Tianjin. He remained as a director of Shenzhen BAK and BAK Shenzhen.

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of September 30, 2020, Mr. Yunfei Li held 10,719,205 shares or 16.5% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of December 31, 2019 and September 30, 2020. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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
For the three and nine months ended September 30, 2019 and 2020
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

On June 28, 2019, each of Mr. Dawei Li and Mr. Yunfei Li entered into an agreement with CBAK Power to loans approximately $1.4 million (RMB10,000,000) and $2.6 million (RMB18,000,000) respectively to CBAK Power for a term of six months (collectively $4.0 million, the “Third Debt”). The loan was unsecured, non-interest bearing and repayable on demand.

On July 16, 2019, each of Asia EVK and Mr. Yunfei Li entered into an agreement with CBAK Power and Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. (the Company’s construction contractor) whereby Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. assigned its rights to the unpaid construction fees owed by CBAK Power of approximately $2.9 million (RMB20,000,000) and $0.5 million (RMB2,813,810) (collectively $3.4 million, the “Fourth Debt”) to Asia EVK and Mr. Yunfei Li, respectively.

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
For the three and nine months ended September 30, 2019 and 2020
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
For the three and nine months ended September 30, 2019 and 2020
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

On October 12, 2020, the Company entered into an Amendment to Promissory Notes (the “Amendment”) with Atlas Sciences, LLC (the Lender), pursuant to which the Lender has the right at any time until the outstanding balance of the Notes has been paid in full, at its election, to convert all or any portion of the outstanding balance of the Notes into shares of common stock of the Company. The conversion price for each conversion will be calculated pursuant to the following formula: 80% multiplied by the lowest closing price of the Company common stock during the ten (10) trading days immediately preceding the applicable conversion (the “Conversion Price”). Notwithstanding the foregoing, in no event will the Conversion Price be less than $1.00.

According to the Amendment, on October 13, 2020, the Company exchange $371,275 principal and coupon interest under the Note I and $775,000 principal under the Note II for the issuance of 229,750 and 479,579 shares of the Company’s common stock, par value $0.001 per share to the Lender, respectively.

On October 20, 2020, the Company further exchange $778,252 principal and coupon interests under Note II for the issuance of 329,768 shares of the Company’s common stock, par value $0.001 per share to the Lender. Up to the date of this report, the Company has fully repaid the principal and coupon interests of Note I and Note II.

As of September 30, 2020, the Company had aggregate interest-bearing bank loans of approximately $26.6 million, due in 2020 to 2021, in addition to approximately $45.1 million of other current liabilities.

As of September 30, 2020, the Company had unutilized committed banking facilities of $7.1 million.

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
For the three and nine months ended September 30, 2019 and 2020
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

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally and at this point, the extent to which the COVID-19 may adversely impact the operations of the Company is uncertain. The extent of the adverse impact of the COVID-19 on the Company’s business and operations will depend on several factors, such as the duration, severity, and geographic spread of the pandemic, development of the testing and treatment and stimulus measures of the government. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure. The operating results for the nine months ended September 30, 2020 may not be indicative of the future operating results for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company’s business.

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
For the three and nine months ended September 30, 2019 and 2020
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (Topic 718): Improvemen20-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its condensed consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

2.	Pledged deposits

Pledged deposits as of December 31, 2019 and September 30, 2020 consisted of the following:

	December 31,	September 30,
	2019	2020
Pledged deposits with bank for:
Bills payable	$4,021,255	$6,488,306
Others*	1,499,736	115,116
	$5,520,991	$6,603,422

*	On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and for entrusting part of the project to a third party without their prior consent. The plaintiff sought a total amount of $1,241,648 (RMB8,430,792), including construction costs of $0.9 million (RMB6.1 million), interest of $29,455 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which were already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze CBAK Power’s bank deposits totaling $1,241,648 (RMB8,430,792) for a period of one year. On September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another one year until August 31, 2018. The Court further froze the bank deposits for another one year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018. On August 27, 2019, the Court again froze the bank deposits for another one year until August 27, 2020, upon the request of Shenzhen Huijie. On June 28, 2020, the Court of Dalian entered the final judgement and the frozen bank deposit was released in July 2020.

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

In early September of 2019, several employees of CBAK Suzhou filed arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $94,015 (RMB638,359) and compensation of $79,971 (RMB543,000), totaling $0.17 million (RMB1,181,359). In addition, upon the request of the employees for property preservation, bank deposit of $0.17 million (RMB1,181,359) was frozen by the court of Suzhou for a period of one year. On September 5, 2019, CBAK Suzhou and the employees reached an agreement that CBAK Suzhou will pay these salaries and compensation. In February 2020, the Company fully repaid the salaries and compensation. As of September 30, 2020, $6 (RMB43) was frozen by bank.

In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $20,576 (RMB139,713), including services expenses amount of $20,458 (RMB138,908) and interest of $119 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB150,000) for a period of one year. As of September 30, 2020, $4,857 (RMB32,980) was frozen by bank and the Company had accrued the service cost of $20,576 (RMB139,713).

In December 2019, CBAK Power received notice from Court of Zhuanghe that Dalian Construction Electrical Installation Engineering Co., Ltd. (“Dalian Construction”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the construction contract. Dalian Construction sought a total amount of $101,780 (RMB691,086) and interest $1,905 (RMB12,934). As of December 31, 2019, the Company has accrued the construction cost of $101,780 (RMB691,086). Upon the request of Dalian Construction for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $103,685 (RMB704,020) for a period of one year to December 2020. As of December 31, 2019, $97,384 (RMB661,240) was frozen by bank. In January 2020, CBAK Power and Dalian Construction have come to a settlement, and the bank deposit was then released. CBAK Power has settled the construction cost and related interests as of September 30, 2020.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

2.	Pledged deposits (continued)

On March 20, 2020, CBAK Power received notice from Court of Nanpi County, Hebei Province that Cangzhou Huibang Engineering Manufacturing Co., Ltd (“Cangzhou Huibang”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Cangzhou Huibang sought a total amount of $0.3 million (RMB2,029,594), including materials purchase cost of $0.3 million (RMB1,932,947), and interest of $14,234 (RMB96,647). As of September 30, 2020, the Company has accrued materials purchase cost of $0.3 million (RMB1,932,947). Upon the request of Cangzhou Huibang for property preservation, the Court of Nanpi ordered to freeze CBAK Power’s bank deposits totaling $0.4 million (RMB2,650,000) for a period of one year to March 3, 2020. As of September 30, 2020, $3,280 (RMB22,270) was frozen by bank.

In May 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Tianjin Changxing Metal Co., Ltd (“Tianjin Changxing”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Tianjin Changxing sought a total amount of $28,511 (RMB193,588). On August 24, 2020, upon the request of Tianjin Changxing for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits totaling $31,648 (RMB214,892) for a period of one year. As of September 30, 2020, $1,691 (RMB11,479) was frozen by bank and the Company had accrued the material purchase cost of $28,511 (RMB193,588).

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Nanjing Jinlong Chemical Co., Ltd. (“Nanjing Jinlong”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Nanjing Jinlong sought a total amount of $121,060 (RMB822,000). Upon the request of Nanjing Jinlong for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits totaling $121,060 (RMB822,000) for a period of one year. As of September 30, 2020, $16 (RMB107) was frozen by bank and the Company had accrued the material purchase cost of $121,060 (RMB822,000).

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Xi’an Anpu New Energy Technology Co. LTD (“Xi’an Anpu”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the equipment purchase contract. Xi’an Anpu sought a total amount of $124,294 (RMB843,954), including RMB768,000 for equipment cost and RMB75,954 for liquidated damages). As of September 30, 2020, the Company has accrued the equipment cost of $113,108 (RMB768,000). Upon the request of Xi’an Anpu for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits $0.1 million (RMB843,954) for a period to May 11, 2021. As of September 30, 2020, $92,727 (RMB629,620) was frozen by bank and the Company had accrued the equipment purchase cost of $113,108 (RMB768,000).

In May 2020, CBAK Power received notice from Court of Wuqing District, Tianjin that Tianjin Changyuan Electric Material Co., Ltd (“Tianjin Changyuan”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. The plaintiff sought a total amount of $12,538 (RMB85,136), including material cost of $11,698 (RMB79,429) and interest of $840 (RMB5,707). In July, 2020, upon the request of the plaintiff for property preservation, the Court of Wuqing District, Tianjin ordered to freeze CBAK Power’s bank deposits totaling $12,538 (RMB85,136) for a period of one year. As of September 30, 2020, $12,538 (RMB85,136) was frozen by bank and the Company had accrued the material purchase cost of $12,538 (RMB85,136).

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2019 and September 30, 2020 consisted of the following:

	December 31,	September 30,
	2019	2020
Trade accounts receivable	$12,517,626	$23,664,220
Less: Allowance for doubtful accounts	(4,650,686)	(4,834,640)
	7,866,940	18,829,580
Bills receivable	85,480	252
	$7,952,420	$18,829,832

Included in trade accounts and bills receivables are retention receivables of $2,159,356 and $2,200,583 as of December 31, 2019 and September 30, 2020. Retention receivables are interest-free and recoverable at the end of the retention period of three to five years.

An analysis of the allowance for doubtful accounts is as follows:

	September 30,	September 30,
	2019	2020
Balance at beginning of period	$3,657,173	$4,650,686
Provision for the period	735,619	981,241
Reversal - recoveries by cash	(292,599)	(917,707)
Charged to consolidated statements of operations and comprehensive (loss) income	443,020	63,534
Foreign exchange adjustment	(156,210)	120,420
Balance at end of period	$3,943,983	$4,834,640

4.	Inventories

Inventories as of December 31, 2019 and September 30, 2020 consisted of the following:

	December 31,	September 30,
	2019	2020
Raw materials	$482,836	$408,288
Work in progress	1,254,490	931,717
Finished goods	6,929,388	2,279,527
	$8,666,714	$3,619,532

During the three months ended September 30, 2019 and 2020, write-downs of inventories to lower of cost or net realizable value of nil and $267,117, respectively, were charged to cost of revenues.

During the nine months ended September 30, 2019 and 2020, write-downs of inventories to lower of cost or net realizable value of $557,668 and $724,156, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2019 and September 30, 2020 consisted of the following:

	December 31,	September 30,
	2019	2020
Value added tax recoverable	$4,124,624	$3,319,168
Prepayments to suppliers	60,090	319,056
Deposits	63,184	42,907
Staff advances	53,731	69,407
Prepaid operating expenses	317,151	484,230
Others	124,133	127,032
	4,742,913	4,361,800
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$4,735,913	$4,354,800

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

6.	Payables to Former Subsidiaries, net

Payable to former subsidiaries, net as of December 31, 2019 and September 30, 2020 consisted of the following:

	December 31,	September 30,
	2019	2020
BAK Tianjin	$-	$44,762
Shenzhen BAK	-	-
BAK Shenzhen	1,483,352	1,631,571
	$1,483,352	$1,676,333

Balance as of December 31, 2019 and September 30, 2020 consisted of payables for purchase of inventories from BAK Tianjin and BAK Shenzhen. From time to time, to meet the needs of its customers, the Company purchased products from these former subsidiaries that it did not produce to meet the needs of its customers.

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

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2019 and September 30, 2020 consisted of the following:

	December 31,	September 30,
	2019	2020
Buildings	$27,262,301	$27,066,419
Machinery and equipment	22,719,932	31,481,636
Office equipment	204,196	212,499
Motor vehicles	161,980	177,912
	50,348,409	58,938,466
Impairment	(4,126,152)	(4,219,008)
Accumulated depreciation	(8,044,692)	(10,074,520)
Carrying amount	$38,177,565	$44,644,938

During the three months ended September 30, 2019 and 2020, the Company incurred depreciation expense of $681,089 and $695,950, respectively

During the nine months ended September 30, 2019 and 2020, the Company incurred depreciation expense of $2,064,576 and $1,838,357, respectively

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $24,671,045 and $23,853,446 as of December 31, 2019 and September 30, 2020, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three and nine months ended September 30, 2019 and 2020.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

8.	Construction in Progress

Construction in progress as of December 31, 2019 and September 30, 2020 consisted of the following:

	December 31,	September 30,
	2019	2020
Construction in progress	$21,613,577	$15,051,124
Prepayment for acquisition of property, plant and equipment	94,047	403,101
Carrying amount	$21,707,624	$15,454,225

Construction in progress as of December 31, 2019 and September 30, 2020 was mainly comprised of capital expenditures for the construction of the facilities and production lines of CBAK Power.

For the three months ended September 30, 2019 and 2020, the Company capitalized interest of $385,850 and $315,177, respectively, to the cost of construction in progress.

For the nine months ended September 30, 2019 and 2020, the Company capitalized interest of $1,099,687 and $935,399, respectively, to the cost of construction in progress.

9.	Right-of-use assets

Right-of-use assets as of September 30, 2020 consisted of the followings:

Prepaid land lease payments
Balance as of January 1, 2020	$7,194,195
Amortization charge for the period	(120,457)
Foreign exchange adjustment	179,648
Balance as of September 30, 2020	$7,253,386

Lump sum payments were made upfront to acquire the leased land from the owners with lease period for 50 years up to August 9, 2064, and no ongoing payments will be made under the terms of these land leases.

10.	Intangible Assets, net

Intangible assets as of December 31, 2019 and September 30, 2020 consisted of the followings:

	December 31,	September 30,
	2019	2020
Computer software at cost	$30,648	$31,429
Accumulated amortization	(15,470)	(19,422)
	$15,178	$12,007

Amortization expenses were $1,291 and $870 for the three months ended September 30, 2019 and 2020 and $4,195 and $3,452 for the nine months ended September 30, 2019 and 2020, respectively.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

11.	Trade Accounts and Bills Payable

Trade accounts and bills payable as of December 31, 2019 and September 30, 2020 consisted of the followings:

	December 31,	September 30,
	2019	2020
Trade accounts payable	$11,157,014	$12,613,088
Bills payable
- Bank acceptance bills (Notes 12)	3,915,094	6,482,637
- Commercial acceptance bills	-	182,388
	$15,072,108	$19,278,113

All the bills payable are of trading nature and will mature within six months to one year from the issue date.

The bank acceptance bills were pledged by the Company’s bank deposits (Note 2)

12.	Loans

Bank loans:

Bank borrowings as of December 31, 2019 and September 30, 2020 consisted of the followings

	December 31,	September 30,
	2019	2020
Short-term bank loan	$5,730,289	$5,876,289
Current maturities of long-term bank loans	10,844,463	20,721,649
Long-term bank borrowings	9,519,029	-
	$26,093,781	$26,597,938

On June 4, 2018, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $29.5 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, at current rate 6.175% per annum. The loans are repayable in six installments of RMB0.8 million ($0.12 million) on December 10, 2018, RMB24.3 million ($3.58 million) on June 10, 2019, RMB0.8 million ($0.12 million) on December 10, 2019, RMB74.7 million ($11.0 million) on June 10, 2020, RMB0.8 million ($0.12 million) on December 10, 2020 and RMB66.3 million ($9.8 million) on June 10, 2021. Under the facilities, the Company borrowed RMB140.7 million (approximately $20.7 million) as of September 30, 2020. The facilities were secured by the Company’s land use rights, buildings, machinery and equipment. The Company repaid the bank loan of RMB0.8 million ($0.12 million), RMB24.3 million ($3.58 million), RMB0.8 million ($0.12 million) and RMB1.09 million ($0.16 million) in December 2018, June 2019, December 2019 and June 2020 respectively.

On June 28, 2020, the Company entered into a supplemental agreement with China Everbright Bank Dalian Branch to change the repayment schedule. According to the modification agreement, the remaining RMB141.8 million (approximately $20.88 million) loans are repayable in eight instalments consisting of RMB1.09 million ($0.16 million) on June 10, 2020, RMB 1 million ($0.15 million) on December 10, 2020, RMB2 million ($0.29 million) on January 10, 2021, RMB2 million ($0.29 million) on February 10, 2021, RMB2 million ($0.29 million) on March 10, 2021, RMB2 million ($0.29 million) on April 10, 2021, RMB2 million ($0.29 million) on May 10, 2021, and RMB129.7 million ($19.1 million) on June 10, 2021, respectively.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
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

On August 22, 2018, the Company obtained one-year term facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $14.7 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivables of at least the same amount. The Company borrowed a series of bank acceptance bills totaled RMB28.8 million (approximately $4.24 million) for a term until March 7, 2019. The Company repaid the bank acceptance bills on March 7, 2019.

In November 2018, the Company borrowed a total of RMB100 million (approximately $14.7 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until November 12, 2019, which was secured by the Company’s cash totaled RMB50 million (approximately $7.4 million) and the 100% equity in CBAK Power held by BAK Asia. The Company discounted the bills payable of even date to China Everbright Bank at a rate of 4.0%. The Company repaid the bills payable in November 2019.

The Company also borrowed a series of acceptance bills from Industrial Bank Co., Ltd. Dalian Branch totaled RMB1.5 million (approximately $0.2 million) for various terms through May 21, 2019, which was secured by bills receivable of RMB1.5 million (approximately $0.2 million). The Company repaid the bank acceptance bills on May 21, 2019.

On October 15, 2019, the Company borrowed a total of RMB28 million (approximately $4.12 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until October 15, 2020, which was secured by the Company’s cash totaled RMB28 million (approximately $4.12 million). The Company discounted the bills payable of even date to China Everbright Bank at a rate of 3.3%. The Company repaid the bills on October 15, 2020.

In December 2019, the Company obtained banking facilities from China Everbright Bank Dalian Friendship Branch totaled RMB39.9 million (approximately $5.9 million) for a term until November 6, 2020,  bearing interest at 5.655% per annum. The facility was secured by 100% equity in CBAK Power held by BAK Asia and buildings of Hubei BAK Real Estate Co., Ltd., which Mr. Yunfei Li (“Mr. Li”), the Company’s CEO holding 15% equity interest. Under the facilities, the Company borrowed RMB39.9 million (approximately $5.9 million) on December 30, 2019.

In May to September 2020, the Company borrowed a series of acceptance bills from China Merchants Bank totaled RMB16.1 million (approximately $2.4 million) for various terms through November 2020 to March 2021, which was secured by the Company’s cash totaled RMB16.1 million (approximately $2.4 million).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	September 30,
	2019	2020
Pledged deposits (note 2)	$4,021,255	$6,488,306
Right-of-use assets (note 9)	7,194,195	7,253,386
Buildings	17,683,961	16,855,060
Machinery and equipment	7,196,810	6,563,940
	$36,096,221	$37,160,692

As of September 30, 2020, the Company had unutilized committed facilities from banks and Jilin Province Trust Co., Ltd (see “Other Short-term Loans” below) totaled $7.1 million.

During the three months ended September 30, 2019 and 2020, interest of $485,179 and $402,268, respectively, was incurred on the Company’s bank borrowings.

During the nine months ended September 30, 2019 and 2020, interest of $1,633,731 and $1,190,629, respectively, was incurred on the Company’s bank borrowings.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

12.	Loans (continued)

Other Short-term Loans

Other short-term loans as of December 31, 2019 and September 30, 2020 consisted of the following:

		December 31,	September 30,
	Note	2019	2020
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	100,000	100,000
– Mr. Yunfei Li	(b)	212,470	218,943
– Shareholders	(c)	86,679	88,888
		399,149	407,831
Advances from unrelated third party
– Mr. Wenwu Yu	(d)	30,135	30,903
– Mr. Longqian Peng	(d)	646,273	662,739
– Mr. Shulin Yu.	(e)	517,018	530,191
– Jilin Province Trust Co. Ltd	(f)	5,687,204	3,564,065
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(g)	71,808	73,638
		6,952,438	4,861,536
		$7,351,587	$5,269,367

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)

The earnest money paid by certain shareholders in relation to share purchase (note 1) were unsecured, non-interest bearing and repayable on demand.

In 2019, according to the investment agreements and agreed by the investors, the Company returned earnest money of $949,317 (approximately RMB6.7 million) to these investors.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
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

As of September 30, 2020, earnest money of $88,888 remained outstanding.

(d)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(e)	On June 25, 2019, the Company entered into a loan agreement with Mr. Shulin Yu, an unrelated party, to loan RMB3.6 million (approximately $0.5 million) for a term of one year, bearing annual interest of 10% which was guaranteed by Mr. Yunfei Li (the Company’s CEO) and Mr. Wenwu Wang (the Company’s former CFO). On June 22, 2020, the Company and Mr. Shulin Yu entered into a supplemental agreement to extend the loan for one year to June 24, 2021. As of September 30, 2020, the Company borrowed RMB3.6 million (approximately $0.5 million).

(f)

In January 2019, the Company obtained one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $5.9 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, the Company borrowed a total of RMB39.6 million ($5.7 million) in 2019, bearing annual interest from 11.3% to 11.6%. The Company fully repaid the loan principal and accrued interest in March 2020.

In March 2020, the Company obtained additional one-year term facilities from Jilin Province Trust Co. Ltd with a maximum amount of RMB40.0 million (approximately $5.9 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, the Company borrowed RMB24.2 million ($3.6 million) on March 13, 2020, bearing annual interest of 13.5%.

(g)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of September 30, 2020, loan amount of RMB0.5 million ($73,638) remained outstanding.

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2019 and September 30, 2020 consisted of the following:

	December 31,	September 30,
	2019	2020
Construction costs payable (note 1)	$1,335,483	$278,618
Equipment purchase payable	7,440,131	7,229,540
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	2,485,384	1,826,855
Compensation costs	109,311	-
Customer deposits	600,758	680,915
Other payables and accruals (note 16)	2,346,403	2,735,292
	$15,527,589	$13,961,339

(a)	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2019 and September 30, 2020, no liquidated damages relating to both events have been paid.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2019 and September 30, 2020, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $1,210,119 was included in other payables and accruals.

14.	Deferred Government Grants

Deferred government grants as of December 31, 2019 and September 30, 2020 consist of the following:

	December 31,	September 30,
	2019	2020
Total government grants	$4,260,833	$7,205,668
Less: Current portion	(142,026)	(3,091,153)
Non-current portion	$4,118,807	$4,114,515

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving our facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized $23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized in the three and nine months ended September 30, 2019 and 2020.

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

The Company offset government grants of $35,219 and $35,713 for the three months ended September 30, 2019 and 2020 and $108,094 and $106,020 for the nine months ended September 30, 2019 and 2020, respectively, against depreciation expenses of the Dalian facilities.

On June 23, 2020, BAK Asia, the Company wholly-owned Hong Kong subsidiary, entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), pursuant to which the Company intended to develop certain lithium battery projects that aim to have a production capacity of 8Gwh. Gaochun EDZ agreed to provide various support to facilitate the development and operation of the projects. As of the date of this report, the Company received RMB20 million (approximately $2.9 million) subsidy from Gaochun EDZ.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
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

16.	Notes payable

Notes payable as of December 31, 2019 and September 30, 2020 consist of the following:

	December 31,	September 30,
	2019	2020
Notes payable, net of debt discount	$2,846,736	$1,614,583

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

The Company recorded the $125,000 as debt discount and is being amortized as interest expense over 12 months period. The Company did not assign any value to the redemption feature of the Note because the redemption of the Note has no value on the redemption portion as of September 30, 2020.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
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

On October 12, 2020, the Company entered into an amendment to Promissory Notes (the “Amendment”) with Atlas Sciences, LLC (the Lender), pursuant to which the Lender has the right at any time until the outstanding balance of the Notes has been paid in full, at its election, to convert all or any portion of the outstanding balance of the Notes into shares of common stock of the Company. The conversion price for each conversion will be calculated pursuant to the following formula: 80% multiplied by the lowest closing price of the Company common stock during the ten (10) trading days immediately preceding the applicable conversion (the “Conversion Price”). Notwithstanding the foregoing, in no event will the Conversion Price be less than $1.00.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

16.	Notes payable (continued)

According to the amendment, on October 13, 2020, the Company exchanged $371,275 in principal and coupon interests under the Note I for the issuance of 229,750 shares of the Company’s common stock, par value $0.001 per share to the Lender. As of the date of this report, the Company has fully repaid the principal and coupon interests of Note I.

The Company recorded $23,630 and $26,371 to interest expense from the amortization of debt discount and coupon interest, respectively, for the three and nine months ended September 30, 2019.

The Company recorded $5,903 and $9,235 to interest expense from the amortization of debt discount and coupon interest for Note I, respectively, for the three months ended September 30, 2020.

The Company recorded $69,097 and $68,497 to interest expense from the amortization of debt discount and coupon interest for Note I, respectively, for the nine months ended September 30, 2020.

As of December 31, 2019 and September 30, 2020, accrued coupon interest of $62,387 and $130,884 on the Note I was included in other payables and accruals (note 13), respectively.

Note II

On December 30, 2019, the Company entered into a securities purchase agreement with Atlas Sciences, LLC (the “Lender”), pursuant to which the Company issued a promissory note (the “Note II”) to the Lender. The Note has an original principal amount of $1,670,000, bears interest at a rate of 10% per annum and will mature 12 months after the issuance, unless earlier paid or redeemed in accordance with its terms. The Company received proceeds of $1,500,000 after an original issue discount of $150,000 and payment of Lender’s expenses of $20,000. Beginning on the date that is six months after June 30, 2020, Lender shall have the right, exercisable at any time in its sole and absolute discretion, to redeem any amount of this Note up to $250,000.00 per calendar month by providing written notice to Borrower. The Company recorded the $150,000 as debt discount and is being amortized as interest expense over 12 months period. The Company did not assign any value to the redemption feature of the Note because the redemption of the Note has no value on the redemption portion as of December 31, 2019 and September 30, 2020.

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

On October 12, 2020, the Company entered into an amendment to Promissory Notes (the “Amendment”) with Atlas Sciences, LLC (the Lender), pursuant to which the Lender has the right at any time until the outstanding balance of the Notes has been paid in full, at its election, to convert all or any portion of the outstanding balance of the Notes into shares of common stock of the Company. The conversion price for each conversion will be calculated pursuant to the following formula: 80% multiplied by the lowest closing price of the Company common stock during the ten (10) trading days immediately preceding the applicable conversion (the “Conversion Price”). Notwithstanding the foregoing, in no event will the Conversion Price be less than $1.00.

According to the amendment, on October 13, 2020, the Company exchanged $775,000 in principal under the Note II for the issuance of 479,579 shares of the Company’s common stock, par value $0.001 per share to the Lender, On October 20, 2020, the Company exchanged additional $778,252 in principal and coupon interests under Note II for the issuance of 329,768 shares of the Company’s common stock, par value $0.001 per share to the Lender, As of the date of this report, the Company has fully repaid the principal and coupon interests of Note II.

The Company recorded $38,333 and $35,847 to interest expense from the amortization of debt discount and coupon interest for Note II, respectively, for the three months ended September 30, 2020.

The Company recorded $113,750 and $119,811 to interest expense from the amortization of debt discount and coupon interest for Note II, respectively, for the nine months ended September 30, 2020.

As of December 31, 2019 and September 30, 2020, accrued coupon interest of $597 and $120,408 on the Note II was included in other payables and accruals (note 13), respectively.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
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
For the three and nine months ended September 30, 2019 and 2020
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

No provision for income taxes in the United States or elsewhere has been made as CBAK had no taxable income for the three and nine months ended September 30, 2019 and 2020.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three and nine months ended September 30, 2019 and 2020 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax

The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the three months and nine months ended September 30, 2019 and 2020.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Income (Loss) before income taxes	$(1,787,068)	$41,715	$(6,928,575)	$(3,510,563)
United States federal corporate income tax rate	21%	21%	21%	21%
Income tax (credit) expenses computed at United States statutory corporate income tax rate	(375,285)	8,760	(1,455,001)	(737,218)
Reconciling items:
Rate differential for PRC earnings	(42,412)	15,480	(228,917)	(79,959)
Non-deductible expenses	69,240	38,529	162,110	187,432
Share based payments	83,190	33,973	90,885	129,333
Valuation allowance on deferred tax assets	265,267	(96,742)	1,430,923	500,412
Income tax expenses	$-	$-	$-	$-

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

17.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(a)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2019 and September 30, 2020 are presented below:

	December 31,	September 30,
	2019	2020
Deferred tax assets
Trade accounts receivable	$1,225,916	$1,263,658
Inventories	1,026,483	476,490
Property, plant and equipment	768,975	418,043
Provision for product warranty	561,733	551,844
Net operating loss carried forward	29,361,274	30,734,758
Valuation allowance	(32,944,381)	(33,444,793)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of December 31, 2019 and September 30, 2020, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $30,437,270 and $35,931,211, respectively, which will expire in various years through 2023 to 2029. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2020 through September 30, 2020 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2020	$7,042,582	$-	$7,042,582
Increase in unrecognized tax benefits taken in current period	179,436	-	179,436
Balance as of September 30, 2020	$7,222,018	$-	$7,222,018

As of December 31, 2019 and September 30, 2020, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
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

All the restricted shares granted in respect of the restricted shares granted on June 30, 2015 has been vested on March 31, 2018.

As of September 30, 2020, there was no unrecognized stock-based compensation associated with the above restricted shares. As of September 30, 2020, 1,667 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
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

No such non-cash share-based compensation expense was recognized for the three and nine months ended September 30, 2020, in respect of the restricted shares granted on April 19, 2016.

As of September 30, 2020, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
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

The Company recorded non-cash share-based compensation expense of $396,144 for the three and nine months ended September 30, 2019, in respect of the restricted shares granted on August 23, 2019.

The Company recorded non-cash share-based compensation expense of $161,775 and $615,871 for the three and nine months ended September 30, 2020, respectively, in respect of the restricted shares granted on August 23, 2020, respectively.

As of September 30, 2020, non-vested restricted share units granted on August 23, 2019 are as follows:

Non-vested share units as of January 1, 2020	1,505,833
Granted	-
Vested	(571,996)
Forfeited	(78,333)
Non-vested share units as of September 30, 2020	855,504

As of September 30, 2020, there was unrecognized stock-based compensation $348,957 associated with the above restricted share units. As of September 30, 2020, 278,498 vested shares were to be issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and nine months ended September 30, 2020.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

19.	Income (Loss) Per Share

The following is the calculation of income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Net income (loss)	$(1,787,068)	$41,715	$(6,928,575)	$(3,510,563)
Less: Net loss (income) attributable to non-controlling interests	14,446	2,532	51,177	(2,386)
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	(1,772,622)	44,247	(6,877,398)	(3,512,949)

Weighted average shares outstanding – basic (note)	42,262,408	64,909,894	35,508,896	59,569,498
Dilutive unvested restricted stock	-	490,164	-	-
Weighted average shares outstanding – diluted	42,262,408	65,400,058	35,508,896	59,569,498

Income (loss) per share of common stock
Basic	$(0.04)	$0.00	$(0.19)	$(0.06)
Diluted	$(0.04)	$0.00	$(0.19)	$(0.06)

Note:	Including 307,000 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and nine months ended September 30, 2019; and 284,332 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and nine months ended September 30, 2020.

For the three and nine months ended September 30, 2019, 1,580,000 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

For the nine months ended September 30, 2020, 855,504 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

21.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2019 and September 30, 2020, the Company had the following contracted capital commitments:

	December 31,	September 30,
	2019	2020
For construction of buildings	$3,397,961	$1,799,705
For purchases of equipment	-	348,346
Capital injection	83,900,000	285,657,784
	$87,297,961	$287,805,835

(ii)	Litigation

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, (the “Court of Zhuanghe”) for the failure to pay pursuant to the terms of the contract and entrusting part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,241,648 (RMB8,430,792), including construction costs of $0.9 million (RMB6.1 million, which the Company already accrued for at June 30, 2016), interest of $29,455 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,241,648 (RMB8,430,792) for a period of one year. On September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. The Court further froze the bank deposits for another one year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018. On August 27, 2019, the Court froze the bank deposits for another year until August 27, 2020, upon the request of Shenzhen Huijie. On June 28, 2020, the Court of Dalian entered the final judgement as described below and the frozen bank deposit was released in July 2020.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

21.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. The Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe conducted a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,344,605 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $261,316 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $245,530 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $30,826 (RMB209,312) that CBAK Power has paid. As of September 30, 2020, the Company did not received the final judgement amount totaled $276,356 from Shenzhen Huijie.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,692,173), including goods amount of RMB17,428,000 ($2,566,716) and interest of RMB851,858 ($125,458). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,566,716) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($19,364). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, the Company filed application petition with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’s shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the Company’s petition that all the Anyuan Bus’s shareholders should be liable to pay the Company the debt as confirmed under the trial. On November 9, 2018, all the shareholders of Anyuan Bus appealed against the judgment after receiving the notice from the Court. On March 29, 2019, the Company received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, the Company filed appellate petition to the Intermediate Peoples’ Court of Dalian challenging the judgment from the Court of Zhuanghe. On October 9, 2019, the Intermediate Peoples’ Court of Dalian dismissed the appeal by the Company and affirmed the original judgment. As of December 31, 2019 and September 30, 2020, the Company had made a full provision against the receivable from Anyuan Bus of RMB 17,428,000 ($2,566,716).

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

On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269), including equipment cost $0.14 million (RMB976,000), interest $0.02 million (RMB136,269) and litigation fees of $736 (RMB5,000) for a period of one year to August 2020. The Company believe that the plaintiff’s claims are without merit and are vigorously defending ourselves in this proceeding.

On August 7, 2019, CBAK Power filed counter claim arbitration against Shenzhen Xinjiatuo Automobile Technology Co., Ltd for return of the prepayment due to the unqualified equipment, and sought a total amount of $0.29 million (RMB1,986,400), including return of prepayment of $0.2 million (RMB1,440,000), liquidated damages of $70,692 (RMB480,000) and litigation fees of $9,785 (RMB66,440). In early July 2020, Shenzhen Court of International Arbitration made arbitration award dismissing the plaintiff’s claim and CBAK Power’s counterclaim and the frozen bank deposits were released in early August 2020.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

21.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $20,576 (RMB139,713), including services expenses amount of $20,458 (RMB138,908) and interest of $119 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB150,000) for a period of one year. As of September 30, 2020, $4,857 (RMB32,980) was frozen by bank and the Company had accrued the service cost of $20,576 (RMB139,713).

In early September of 2019, several employees of CBAK Suzhou filed arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $94,015 (RMB638,359) and compensation of $79,971 (RMB543,000), totaling $0.17 million (RMB1,181,359). In addition, upon the request of the employees for property preservation, bank deposit of $0.17 million (RMB1,181,359) was frozen by the court of Suzhou for a period of one year. On September 5, 2019, CBAK Suzhou and the employees reached an agreement that CBAK Suzhou will pay these salaries and compensation. In February 2020, the Company fully repaid the salaries and compensation. As of September 30, 2020, $6 (RMB43) was frozen by bank.

In October 2019, CBAK Power received notice from Court of Zhuanghe City that Hunan Zhongke Xingcheng Co., Ltd (“Hunan Zhongke”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Hunan Zhongke sought a total amount of $148,074 (RMB1,005,425). In 2020, CBAK Power has settled $36,819 (RMB250,000). Upon the request of Hunan Zhongke for property preservation, the Court of Zhuanghe City ordered to freeze CBAK Power’s bank deposits totaling $0.1 million (RMB768,876) for a period of one year to September 2021. As of September 30, 2020, the Company had accrued the material purchase cost of $11,255 (RMB755,425) and nil was frozen by bank.

In October 2019, CBAK Power received notice from Court of Changshou District, Chongqing that Chongqing Zhongrun Chemistry Co., Ltd (“Chongqing Zhongrun”) filed arbitration against the Company for the failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.4 million (RMB2,484,948), including material cost of $0.4 million (RMB2,397,660) and interest of $12,855 (RMB87,288). On October 31, 2019, CBAK Power and Chongqing Zhongrun reached an agreement that CBAK Power would pay the material cost by the end of December 31, 2019. In 2020, CBAK Power had settled $190,515 (RMB1,293,600). As of September 30, 2020, the Company has accrued the remaining material purchase cost of $0.16 million (RMB1,104,060). In August 2020, upon the request of Chongqing Zhongrun for property preservation, the Court of Changshou District ordered to freeze CBAK Power’s bank deposits totaling $0.2 million (RMB1,249,836) for a period of one year to August 2021. As of September 30, 2020, nil was frozen by bank.

In December 2019, CBAK Power received notice from Court of Zhuanghe that Dalian Construction Electrical Installation Engineering Co., Ltd. (“Dalian Construction”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the construction contract. Dalian Construction sought a total amount of $101,780 (RMB691,086) and interest $1,905 (RMB12,934). As of December 31, 2019, the Company has accrued the construction cost of $101,780 (RMB691,086). Upon the request of Dalian Construction for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $103,685 (RMB704,020) for a period of one year to December 2020. As of December 31, 2019, $97,384 (RMB661,240) was frozen by bank. In January 2020, CBAK Power and Dalian Construction have come to a settlement, and the bank deposit was then released. CBAK Power has settled all the construction cost and related interests as of September 30, 2020.

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.6 million (RMB4,434,209), which have already been accrued for as of September 30, 2020. Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.6 million (RMB4,434,209) for a period of one year to December 17, 2020. In July 2020, CBAK Power and Dongguan Shanshan have come to a settlement amount of $0.5 million (RMB3,635,192) and the bank deposit was then released. In October 2020, CBAK Power fail to pay according to the settlement, Dongguan Shanshan sought a total amount of $0.5 million (RMB3,635,192). Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe  ordered to freeze CBAK Power’s bank deposits totaling $0.5 million (RMB3,365,192) for a period of one year to October 21, 2021.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

21.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

On March 20, 2020, CBAK Power received notice from Court of Nanpi County, Hebei Province that Cangzhou Huibang Engineering Manufacturing Co., Ltd (“Cangzhou Huibang”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Cangzhou Huibang sought a total amount of $0.3 million (RMB2,029,594), including materials purchase cost of $0.3 million (RMB1,932,947), and interest of $14,234 (RMB96,647). As of September 30, 2020, the Company has accrued materials purchase cost of $0.3 million (RMB1,932,947). Upon the request of Cangzhou Huibang for property preservation, the Court of Nanpi ordered to freeze CBAK Power’s bank deposits totaling $0.4 million (RMB2,650,000) for a period of one year to March 3, 2020. As of September 30, 2020, $3,280 (RMB22,270) was frozen by bank.

In April 2020, CBAK Power received notice from Court of Nanshan District of Shenzhen that Shenzhen Klclear Technology Co., Ltd. (“Shenzhen Klclear”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the materials purchase contract. Shenzhen Klclear  sought a total amount of $1 million (RMB6,250,764), which the Company had already accrued for as of September 30, 2020.

In May 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Tianjin Changxing Metal Co., Ltd (“Tianjin Changxing”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Tianjin Changxing sought a total amount of $28,511 (RMB193,588). On August 24, 2020, upon the request of Tianjin Changxing for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits totaling $31,648 (RMB214,892) for a period of one year. As of September 30, 2020, $1,691 (RMB11,479) was frozen by bank and the Company had accrued the material purchase cost of $28,511 (RMB193,588).

In May 2020, CBAK Power received notice from Court of Wuqing District, Tianjin that Tianjin Changyuan Electric Material Co., Ltd (“Tianjin Changyuan”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. The plaintiff sought a total amount of $12,538 (RMB85,136), including material cost of $11,698 (RMB79,429) and interest of $840 (RMB5,707). In July, 2020, upon the request of the plaintiff for property preservation, the Court of Wuqing District, Tianjin ordered to freeze CBAK Power’s bank deposits totaling $12,538 (RMB85,136) for a period of one year. As of September 30, 2020, $12,538 (RMB85,136) was frozen by bank and the Company had accrued the material purchase cost of $12,538 (RMB85,136).

In June 2020, CBAK Suzhou received notice from Court of Suzhou Industrial Park that Ligao (Shandong) New Energy Technology Co., Ltd (“Ligao”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the purchase contract. Ligao  sought a total amount of $11,384 (RMB77,599), including contract amount of $10,807 (RMB73,380) and interest of $621 (RMB4,219). As of September 30, 2020, the Company had accrued the material purchase cost of $10,807 (RMB73,380).

In June 2020, CBAK Suzhou received notice from Court of Yushui District, Xinyu City that Jiangxi Ganfeng Battery Technology Co., Ltd (“Ganfeng Battery”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the purchase contract. Ganfeng Battery sought a total amount of $111,308 (RMB755,780), including contract amount of $107,954 (RMB733,009) and interest of $3,354 (RMB22,771). Upon the request of Ganfeng Battery for property preservation, the Court of Yushui froze CBAK Suzhou’s bank deposits totaling $113,401 (RMB769,994) for a period of one year. As of September 30, 2020, nil was frozen by bank and CBAK Suzhou had accrued the material purchase cost of $107,954 (RMB733,009).

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

21.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

In June 2020, CBAK Suzhou received notice from Court of Suzhou Industrial Park that Suzhou Jihongkai Machine Equipment Co., Ltd (“Jihongkai”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the purchase contract. Jihongkai  sought contract amount of $25,880 (RMB175,722) and interest as accrued until settlement. As of September 30, 2020, the Company had accrued the material purchase cost of $25,880 (RMB175,722).

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Nanjing Jinlong Chemical Co., Ltd. (“Nanjing Jinlong”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Nanjing Jinlong sought a total amount of $121,060 (RMB822,000). Upon the request of Nanjing Jinlong for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits totaling $121,060 (RMB822,000) for a period of one year. As of September 30, 2020, $16 (RMB107) was frozen by bank and the Company had accrued the material purchase cost of $121,060 (RMB822,000).

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Xi’an Anpu New Energy Technology Co. LTD (“Xi’an Anpu”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the equipment purchase contract. Xi’an Anpu sought a total amount of 124,294 (RMB843,954), including RMB768,000 for equipment cost and RMB75,954 for liquidated damages). Upon the request of Xi’an Anpu for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits $0.1 million (RMB843,954) for a period to May 11, 2022. As of September 30, 2020, $97,727 (RMB629,620) was frozen by bank and the Company had accrued the equipment purchase cost of $113,108 (RMB768,000).

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Shenzhen Gd Laser Technology Co., Ltd. (“Shenzhen Gd”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Shenzhen Gd sought a total amount of $23,762 (RMB161,346), including equipment cost of $22,091 (RMB150,000) and interest amount of $1,671 (RMB11,346).

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

22.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended September 30, 2019 and 2020 as follows:

	Three months ended September 30,
	2019		2020
Sales of finished goods and raw materials
Customer A	$2,118,783	26.19%	$1,588,192	14.95%
Customer B	2,264,415	27.99%	*	*
Customer C	*	*	1,278,893	12.04%
Zhengzhou BAK Battery Co., Ltd (note a)	1,941,101	23.99%	4,269,312	40.2%
Zhengzhou BAK New Energy Technology Co., Ltd (note b)	*	* %	1,896,207	17.85%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net revenue for the nine months ended September 30, 2019 and 2020 as follows:

	Nine months ended September 30,
	2019		2020
Sales of finished goods and raw materials
Customer A	$5,994,110	34.19%	$5,793,828	26.16%
Customer B	3,330,675	19.00%	*	*
Customer C	*	*	2,908,728	13.13%
Customer D	*	*	3,787,585	17.10%
Zhengzhou BAK Battery Co., Ltd (note a)	1,941,101	11.07%	4,269,312	19.28

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable (net) as of December 31, 2019 and September 30, 2020 as follows:

	December 31, 2019		September 30, 2020
Customer A	$1,725,293	21.93%	$2,087,657	11.09%
Customer B	1,713,628	21.78%	*	*
Customer D	*	*	4,373,326	23.23%
Customer E	902,309	11.47%	*	*
Customer F	830,821	10.56%	*	*
Zhengzhou BAK New Energy Technology Co., Ltd (note b)	*	*	2,103,771	11.17%
Zhengzhou BAK Battery Co., Ltd (note a)	*	*	4,970,545	26.40%

*	Comprised less than 10% of account receivable (net) for the respective period.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

22.	Concentrations and Credit Risk (continued)

(a)	Concentrations (continued)

 The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended September 30, 2019 and 2020 as follows:

	Three months ended September 30,
	2019		2020
Supplier A	$1,949,106	22.67%	$	*	*
Supplier B	*	*		4,329,602	72.65%
Zhengzhou BAK New Energy Vehicle Co., Ltd (note b)	3,838,213	44.64%		*	*

The Company had the following suppliers that individually comprised 10% or more of net purchase for the nine months ended September 30, 2019 and 2020 as follows:

	Nine months ended September 30,
	2019		2020
Supplier A	$2,940,420	20.43%	$	*	*
Supplier B	*	*		4,329,602	36.47%
Shenzhen BAK (note c)	*	*		3,841,680	32.35%
Zhengzhou BAK New Energy Vehicle Co., Ltd (note b)	3,838,213	26.67%		*	*

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of accounts payable as of December 31, 2019 and September 30, 2020 as follows:

	December 31, 2019		September 30, 2020
Supplier B	*	*		4,798,233	38.04%
Supplier C	$1,126,582	10.10%	$	*	*

Apart from the above, for the three and nine months ended September 30, 2019 and 2020, the Company recorded the following transactions:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Purchase of inventories from
BAK Shenzhen (note c)	$-	$-	$65,102	$-

Sales of finished goods and raw materials to
BAK Shenzhen (note c)	-	-	769,052	-
Zhengzhou BAK New Energy Technology Co., Ltd (note b)	-	1,896,207	-	1,896,207

Notes:
a	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd.
b	Mr. Xiangqian Li, is a director of Zhengzhou BAK New Energy Vehicle Co., Ltd, which has 29% equity interests in Zhengzhou BAK New Energy Technology Co., Ltd
c	Mr. Xiangqian Li is a director of BAK Shenzhen and Shenzhen BAK

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2019 and 2020
(Unaudited)
(In US$ except for number of shares)

22.	Concentrations and Credit Risk (continued)

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2019 and September 30, 2020, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

After the disposal of BAK International and its subsidiaries (see Note 1), the Company focused on producing high-power lithium battery cells. Net revenues for the three and nine months ended September 30, 2019 and 2020 were as follows:

Net revenues by product:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
High power lithium batteries used in:
Electric vehicles	$2,885,305	$407,802	$4,425,875	$741,657
Light electric vehicles	-	22,859	-	26,203
Uninterruptable supplies	5,204,499	5,920,683	13,106,540	17,109,005
	8,089,804	6,351,344	17,532,415	17,876,865
Raw materials used in lithium batteries	-	4,269,312	-	4,269,312
Total	$8,089,804	$10,620,656	$17,532,415	$22,146,177

Net revenues by geographic area:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Mainland China	$8,016,931	$10,007,044	$17,034,593	$21,243,763
USA	(3,638)	-	219,827	-
Europe	-	506,606	-	770,406
PRC Taiwan	(7)	-	445	-
Israel	(1,980)	-	119,698	-
Others	78,498	107,006	157,852	132,008
Total	$8,089,804	$10,620,656	$17,532,415	$22,146,177

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“CBAK Trading” are to our PRC subsidiary, Dalian CBAK Trading Co., Ltd.;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd;

●	“CBAK Suzhou” are to our PRC subsidiary, CBAK New Energy (Suzhou) Co., Ltd;

●	“CBAK Energy” are to our PRC subsidiary, Dalian CBAK Energy Technology Co., Ltd.

●	“BAK Investments” are to our Hong Kong subsidiary, BAK Asia Investments Limited;

●	“CBAK Nanjing” are to our PRC subsidiary, CBAK New Energy (Nanjing) Co., Ltd;

●	“Nanjing CBAK” are to our PRC subsidiary, Nanjing CBAK New Energy Technology Co., Ltd.

●	“Nanjing Daxin” are to our PRC subsidiary, Nanjing Daxin New Energy Automobile Industry Co., Ltd.

●	“China” and “PRC” are to the People’s Republic of China;

●	“RMB” are to Renminbi, the legal currency of China;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

We currently conduct our business through (i) three wholly-owned operating subsidiaries in China that we own through BAK Asia, an investment holding company formed under the laws of Hong Kong on July 9, 2013; (ii) one wholly-owned operating subsidiary in China that we own through BAK Investments, an investment holding company formed under the laws of Hong Kong that we acquired on July 14, 2020; (iii) CBAK Suzhou, a 90% owned subsidiary of CBAK Power, one of our wholly-owned PRC operating subsidiaries; (iv) Nanjing CBAK, a 100% owned subsidiary of CBAK Nanjing, one of our wholly-owned PRC operating subsidiaries; and (v) Nanjing Daxin, a 100% owned subsidiary of CBAK Nanjing, one of our wholly-owned PRC operating subsidiaries:

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

●	CBAK Nanjing, wholly-owned by BAK Investments located in Nanjing, China, incorporated on July 31, 2020, focuses on the development and manufacture of lithium batteries, wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service.

●	Nanjing CBAK, wholly owned by CBAK Nanjing, located in Nanjing, China, incorporated on August 6, 2020, focuses on the development and manufacture of lithium batteries, wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service.

●	Nanjing Daxin, wholly-owned by CBAK Nanjing, incorporated on November 9, 2020, has not commenced operations.

We generated revenues of $10.6 million and $8.1 million for the three months ended September 30, 2020 and 2019, respectively. We had a net profit of $41,715 and a net loss of $1.8 million in the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $179.7 million and net assets of $17.0 million. We had a working capital deficiency and accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of September 30, 2020.

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

Although the COVID-19 pandemic has caused disruptions to our operations, so far it has had limited adverse impacts on our operating results, and our revenue grew by $4.6 million, or 26% for the nine months ended September 30, 2020, compared to the same period of 2019, and our gross profit grew by $1.5 million, or 694% for the nine months ended September 30, 2020 compared to the same period of 2019.

Recent Developments

New Investment

On June 23, 2020, BAK Asia, our wholly-owned Hong Kong subsidiary, entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), pursuant to which we intend to develop certain lithium battery projects that aim to have a production capacity of 8Gwh. Gaochun EDZ agreed to provide various support to facilitate the development and operation of the projects. As of the date of this report, we have received RMB20 million (approximately $2.9 million) subsidy from Gaochun EDZ. On September 24, 2020, BAK Investments, our wholly-owned Hong Kong subsidiary, entered into another framework investment agreement with Gaochun EDZ, under which we intend to develop light electric vehicle projects.

Financing Activities

The following developments in our financing activities should be read in conjunction with the “Liquidity and Capital Resources” section below, which provides the context and history of these events.

On October 12, 2020, we entered into an amendment to promissory notes (the “Amendment”) with Atlas Sciences, LLC (the Lender), pursuant to which the Lender has the right at any time until the outstanding balance of the Notes has been paid in full, at its election, to convert all or any portion of the outstanding balance of the Notes into shares of common stock of the Company. The conversion price for each conversion will be calculated pursuant to the following formula: 80% multiplied by the lowest closing price of the Company common stock during the ten (10) trading days immediately preceding the applicable conversion (the “Conversion Price”). Notwithstanding the foregoing, in no event will the Conversion Price be less than $1.00.

According to the Amendment, on October 13, 2020, we exchanged $371,275 principal and coupon interests under the Note I (as defined below) and $775,000 in principal under the Note II (as defined below) for the issuance of 229,750 shares and 479,579 shares of the Company’s common stock to the Lender, respectively. Also, on October 20, 2020, we exchanged additional $778,252 in principal and coupon interests under the Note II for the issuance of 329,768 shares of the Company’s common stock to the Lender. As of the date of this report, the Company has fully repaid the principal and coupon interests of Note I and Note II.

New Subsidiaries

On July 14, 2020, we acquired BAK Asia Investments Limited, a company incorporated under Hong Kong laws, from Xiangqian Li, our former CEO, for a cash consideration of HK$1.00. BAK Asia Investments Limited is a holding company without any business operations. On July 31, 2020, BAK Asia Investments Limited formed CBAK New Energy (Nanjing) Co., Ltd., or CBAK Nanjing in China, which in turn formed Nanjing CBAK New Energy Technology Co., Ltd., or Nanjing CBAK and Nanjing Daxin New Energy Automobile Industry Co., Ltd., or Nanjing Daxin. in China on August 6, 2020 and November 9, 2020, respectively. CBAK Nanjing, Nanjing CBAK and Nanjing Daxin were established to expand our business of developing, manufacturing and selling new energy high power lithium batteries as well as light electric vehicles.  As of the date of this report, Nanjing CBAK and Nanjing Daxin have yet to commence business operations as of the date of this report.

Financial Performance Highlights for the Quarter Ended September 30, 2020

The following are some financial highlights for the quarter ended September 30, 2020:

●	Net revenues: Net revenues increased by $2.5 million, or 31%, to $10.6 million for the three months ended September 30, 2020, from $8.1 million for the same period in 2019.

●	Gross profit: Gross profit was $1.4 million, representing an increase of $0.7 million, for the three months ended September 30, 2020, from gross profit of $0.7 million for the same period in 2019.

●	Operating profit (loss): Operating profit was $0.4 million for the three months ended September 30, 2020, reflecting an increase of $1.9 million from an operating loss of $1.5 million for the same period in 2019.

●	Net profit (loss): Net profit was $41,715 for the three months ended September 30, 2020, compared to a net loss of $1.8 million for the same period in 2019.

●	Fully diluted income per share: Fully diluted income per share was $0.0007 for the three months ended September 30, 2020, as compared to fully diluted loss per share of $0.04 for the same period in 2019.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2020

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months ended September 30,		Change
	2019	2020	$	%
Net revenues	$8,089	$10,620	2,531	31
Cost of revenues	(7,430)	(9,246)	(1,816)	(24)
Gross profit	659	1,374	715	108
Operating expenses:
Research and development expenses	(478)	(446)	32	7
Sales and marketing expenses	(279)	(158)	121	43
General and administrative expenses	(1,283)	(741)	542	42
(Provision for) recovery of doubtful accounts	(119)	364	483	406
Total operating expenses	(2,159)	(981)	1,178	55
Operating profit (loss)	(1,500)	393	1,893	126
Finance expenses, net	(324)	(358)	(34)	(10)
Other income, net	37	6	(31)	(84)
Income (Loss) before income tax	(1,787)	41	1,828	102
Income tax expenses	-	-	-	-
Net income (loss)	(1,787)	41	1,828	102
Less: Net loss attributable to non-controlling interests	14	3	(11)	(79)
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	$(1,773)	$44	1,817	102

Net revenues. Net revenues were $10.6 million for the three months ended September 30, 2020, as compared to $8.1 million for the same period in 2019, representing an increase of $2.5 million, or 31%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended September 30,		Change
	2019	2020	$	%
High power lithium batteries used in:
Electric vehicles	$2,885	$408	(2,477)	(86)
Light electric vehicles	-	23	23	-
Uninterruptable supplies	5,204	5,920	716	14
	$8,089	$6,351	(1,738)
Raw materials used in lithium batteries	-	4,269	4,269	-
Total	$8,089	$10,620	2,531	31

Net revenues from sales of batteries for electric vehicles were $0.4 million for the three months ended September 30, 2020 as compared to $2.9 million in the same period of 2019, representing a decrease of $2.5  million, or 86%.

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

Net revenues from sales of batteries for uninterruptable power supplies was $5.9 million for the three months ended September 30, 2020, as compared with $5.2 million in the same period in 2019, representing an increase of $0.7 million, or 14%. As we continued to focus more on this market, sale of batteries for uninterruptable power supplies increased significantly.

Net revenues from sales of raw materials used in lithium batteries were $4.3 million for the three months ended September 30, 2020, as compared with nil in the same period in 2019, representing an increase of $4.3 million. We obtained favorable prices on bulk purchase of raw materials from certain suppliers, and generated gross profit in the three months ended September 30, 2020.

Cost of revenues. Cost of revenues was $9.2 million for the three months ended September 30, 2020, as compared with $7.4 million in the same period in 2019. Included in cost of revenues was write-down of obsolete inventories of $0.3 million for three months ended September 30, 2020, while write-down of obsolete inventories was nil for the same period in 2019. We write down the inventory value whenever there is an indication that it is impaired.  However, further write-down may be necessary if market conditions continue to deteriorate.

Gross profit. Gross profit for the three months ended September 30, 2020 was $1.4 million, or 13% of net revenues, as compared to $0.7 million, or 8% of net revenues for the same period in 2019. With our sustained efforts, the quality passing rate of our product has improved through cost control and enhancement on production lines. As a result, we recorded a higher gross profit for the three months ended September 30, 2020 as compared with the same period in 2019.

Research and development expenses. Research and development expenses decreased to $0.4 million for the three months ended September 30, 2020, as compared to $0.5 million for the same period in 2019, a decrease of $0.1 million, or 7%.

Sales and marketing expenses. Sales and marketing expenses decreased to $0.2 million for the three months ended September 30, 2020, as compared to approximately $0.3 million for the same period in 2019, a decrease of approximately $0.1 million, or 43%. Our managers have implemented a new control policy over the sales and marketing expenses, which reduced travel and transportation expenses.

General and administrative expenses. General and administrative expenses decreased to $0.7 million for the three months ended September 30, 2020, as compared to approximately $1.3 million for the same period in 2019, a decrease of approximately $0.5 million, or 42%. The decrease was primarily resulted from the decrease of salaries and social insurance, as a result of the Chinese government’s social security relief for enterprises, in response to COVID-19. We also continued to tighten cost control in order to improve profitability.

Provision for (recovery of) doubtful accounts. Recovery of doubtful accounts was $0.4 million for the three months ended September 30, 2020, as compared to a provision for doubtful accounts of $0.1 million for the same period in 2019. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. We have recovered $0.4 million of cash from customers for the three months ended September 30, 2020.

Operating profit (loss). As a result of the above, our operating profit totaled $0.4 million for the three months ended September 30, 2020, as compared to an operating loss of $1.5 million for the same period in 2019, representing an increase in operating profit of $1.9 million, or 126%.

Finance expenses, net. Finance expenses, net consist primarily of interest on bank and other loans, net of capitalized interest and interest income. Interest expenses increased slightly from $324,522 in the third quarter of 2019 to $357,739 in the same quarter of 2020 as a result of our higher average loan balances in 2020.

Other income: Other income was $5,873 for the three months ended September 30, 2020, as compared to other income of approximately $37,503 for the same period 2019.

Income tax. Income tax was nil for both three months ended September 30, 2020 and 2019.

Net income (loss). As a result of the foregoing, we had a net income of $41,715 for the three months ended September 30, 2020, compared to a net loss of $1.8 million for the same period in 2019.

Comparison of Nine Months Ended September 30, 2019 and 2020

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months ended September 30,		Change
	2019	2020	$	%
Net revenues	$17,532	$22,146	4,614	26
Cost of revenues	(17,322)	(20,478)	(3,156)	(18)
Gross profit	210	1,668	1,458	694
Operating expenses:
Research and development expenses	(1,425)	(1,130)	295	21
Sales and marketing expenses	(906)	(352)	554	61
General and administrative expenses	(3,541)	(2,614)	927	26
Provision for doubtful accounts	(443)	(64)	379	86
Total operating expenses	(6,315)	(4,160)	2,155	34
Operating loss	(6,105)	(2,492)	3,613	59
Finance expenses, net	(973)	(1,171)	(198)	(20)
Other income, net	149	152	3	2
Loss before income tax	(6,929)	(3,511)	3,418	49
Income tax expenses	-	-	-	-
Net loss	(6,929)	(3,511)	3,418	49
Less: Net loss (profit) attributable to non-controlling interests	51	(2)	(53)	(104)
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	(6,878)	(3,513)	3,365	49

Net revenues. Net revenues were $22.1 million for the nine months ended September 30, 2020, as compared to $17.5 million for the same period in 2019, representing an increase of $4.6 million, or 26%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Nine months ended September 30,		Change
	2019	2020	$	%
High power lithium batteries used in:
Electric vehicles	$4,426	$742	(3,684)	(83)
Light electric vehicles	-	26	26	-
Uninterruptable supplies	13,106	17,109	4,003	31
	17,532	17,877	345	2
Raw materials used in lithium batteries	-	4,269	4,269	-
Total	$17,532	$22,146	4,614	26

Net revenues from sales of batteries for electric vehicles was $0.1 million for the nine months ended September 30, 2020 as compared to $4.4 million in the same period of 2019, representing a decrease of $3.7 million, or 83%.

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

Net revenues from sales of batteries for uninterruptable power supplies was $17.1 million in the nine months ended September 30, 2020, as compared with $13.1 million in the same period in 2019, representing an increase of $4.0 million, or 31%. As we continued to focus more on this market, sale of batteries for uninterruptable power supplies increased significantly.

Net revenues from sales of raw materials used in lithium batteries were $4.3 million for the nine months ended September 30, 2020.  We obtained favorable prices from certain suppliers, and we generated gross profit in the nine months ended September 30, 2020. We may continue to have material sales if we can get gross profit in this market.

Cost of revenues. Cost of revenues increased to $20.5 million for the nine months ended September 30, 2020, as compared to $17.3 million for the same period in 2019, an increase of $3.2 million, or 18%. Cost of revenues included write-down of obsolete inventories of $0.7 million for nine months ended September 30, 2020, as compared to $0.6 million for the same period in 2019. We write down the inventory value whenever there is an indication that it is impaired.  However, further write-down may be necessary if market conditions continue to deteriorate.

Gross profit. Gross profit for the nine months ended September 30, 2020 was $1.7 million, or 7.5% of net revenues as compared to $0.2 million, or 1.2% of net revenues, for the same period in 2019, representing an increase in gross profit of $1.5 million. With our sustained effort, the quality passing rate of our product has improved through cost control and enhancement works on production lines. As a result, we recorded a higher gross profit for the nine months ended September 30, 2020.

Research and development expenses. Research and development expenses decreased to approximately $1.1 million for the nine months ended September 30, 2020, as compared to approximately $1.4 million for the same period in 2019, a decrease of $0.3 million, or 21%. The decrease was primarily resulted from the decrease of salaries and social insurance expenses by approximately $0.3 million due to the suspension of our operations in the first quarter of 2020 and the Chinese government’s social security relief for enterprises, in response to COVID-19.

Sales and marketing expenses. Sales and marketing expenses were $0.4 million for the nine months ended September 30, 2020, as compared to $0.9 million for the same period in 2019, a decrease of $0.5 million, or 61%. As a percentage of revenues, sales and marketing expenses were 1.6% and 5.2% for the nine months ended September 30, 2020 and 2019, respectively. The decrease was resulted from the decrease of salaries and social insurance expenses by approximately $0.2 million due to the suspension of our operations in the first quarter of 2020 and the Chinese government’s social security relief for enterprises, in response to COVID-19 and decrease of $0.2 million in product certification expenses.

General and administrative expenses. General and administrative expenses decreased to $2.6 million for the nine months ended September 30, 2020, as compared to $3.5 million for the same period in 2019, representing a decrease of $0.9 million, or 26%. The decrease was primarily resulted from the decrease of salaries and social insurance expenses by approximately $0.6 million due to the suspension of our operations in the first quarter of 2020 and the Chinese government’s social security relief for enterprises, in response to COVID-19. We also continued to tighten cost control in order to improve profitability, we achieved a decrease of $0.2 million expenses for the nine months ended September 30, 2020.

Provision for doubtful accounts. Provision for doubtful accounts was $63,534 for the nine months ended September 30, 2020, as compared to $0.4 million for the same period in 2019. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $2.5 million for the nine months ended September 30, 2020, as compared to $6.1 million for the same period in 2019, representing a decrease of $3.6 million, or 59%.

Finance expenses, net. Finance expenses, net consist primarily of interest on bank and other loans, net of capitalized interest and interest income. Finance expenses increased to $1.2 million for the nine months ended September 30, 2020, as compared to approximately $1 million for the same period last year, an increase of $0.2 million, or 20%. Interest expenses increased as a result of our higher average loan balances.

Other income. Other income was $152,171 for the nine months ended September 30, 2020, as compared to approximately $149,358 for the same period 2019.

Income tax. Income tax was nil for the nine months ended September 30, 2020 and 2019.

Net loss. As a result of the foregoing, we had a net loss of $3.5 million for the nine months ended September 30, 2020, compared to $6.9 million for the same period in 2019.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term bank loans, other short-term loans and bills payable under bank credit agreements, advances from our related and unrelated parties, investors and issuance of capital stock.

We incurred a net loss of $3.5 million for the nine months ended September 30, 2020. As of September 30, 2020, we had cash and cash equivalents of $7.9 million. Our total current assets were $34.7 million and our total current liabilities were $71.5 million, resulting in a net working capital deficiency of $36.8 million. These factors raise substantial doubts about our ability to continue as a going concern.

We have obtained banking facilities from various local banks in China. On June 4, 2018, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $29.5 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, at current rate 6.175% per annum. The loans are repayable in six installments of RMB0.8 million ($0.12 million) on December 10, 2018, RMB24.3 million ($3.58 million) on June 10, 2019, RMB0.8 million ($0.12 million) on December 10, 2019, RMB74.7 million ($11.0 million) on June 10, 2020, RMB0.8 million ($0.12 million) on December 10, 2020 and RMB66.3 million ($9.8 million) on June 10, 2021.

On June 28, 2020, we entered into a supplemental agreement with China Everbright Bank Dalian Branch to change the repayment schedule. According to the modification agreement, the remaining RMB141.8 million (approximately $20.88 million) loans are repayable in eight instalments of RMB1.09 million ($0.16 million) on June 10, 2020, RMB 1 million ($0.15 million) on December 10, 2020, RMB2 million ($0.29 million) on January 10, 2021, RMB2 million ($0.29 million) on February 10, 2021, RMB2 million ($0.29 million) on March 10, 2021, RMB2 million ($0.29 million) on April 10, 2021, RMB2 million ($0.29 million) on May 10, 2021, RMB129.7 million ($19.1 million) on June 10, 2021, respectively.

Under the facilities with China Everbright Bank Dalian Branch, we borrowed RMB140.7 million (approximately $20.7 million) as of September 30, 2020. The facilities were secured by our land use rights, buildings, machinery and equipment. We repaid the bank loan of RMB0.8 million ($0.12 million), RMB24.3 million ($3.58 million), RMB0.8 ($0.12 million) and RMB1.09 million ($0.16 million) in December 2018, June 2019, December 2019 and June 2020, respectively.

In October 2019, we borrowed a total of RMB28 million (approximately $4.12 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until October 15, 2020, which was secured by the Company’s cash totaled RMB28 million (approximately $4.12 million). We discounted these bills payable of even date to China Everbright Bank at a rate of 3.30%. We repaid the bills in October, 2020.

In December 2019, we obtained banking facilities from China Everbright Bank Dalian Friendship Branch totaled RMB39.9 million (approximately $5.9 million) for a term until November 6, 2020, bearing interest at 5.655% per annum. The facility was secured by 100% equity in CBAK Power held by BAK Asia and buildings of Hubei BAK Real Estate Co., Ltd., which our CEO Mr. Yunfei Li holds 15% equity interest. Under the facilities, the Company borrowed RMB39.9 million (approximately $5.9 million) on December 30, 2019.

From May to September 2020, we borrowed a series of acceptance bills from China Merchants Bank totaled RMB16.1 million (approximately $2.4 million) for various terms through November 2020 to March 2021, which was secured by the Company’s cash totaled RMB16.1 million (approximately $2.4 million).

In January 2019, we obtained one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $5.9 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, we borrowed a total of RMB39.6 million ($5.7 million) in 2019, bearing annual interest from 11.3% to 11.6%. We fully repaid the loan principal and accrued interest in March 2020.

In March 2020, we obtained additional one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $5.9 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, we borrowed RMB24.2 million ($3.6 million) on March 13, 2020, bearing annual interest of 13.5%.

As of September 30, 2020, we had unutilized committed banking facilities of $7.1 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

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

On June 28, 2019, each of Mr. Dawei Li and Mr. Yunfei Li entered into an agreement with CBAK Power to loan approximately $1.4 million (RMB10,000,000) and $2.6 million (RMB18,000,000) respectively to CBAK Power for a term of six months (collectively $3.9 million, the “Third Debt”). The loan was unsecured, non-interest bearing and repayable on demand.

On July 16, 2019, each of Asia EVK and Mr. Yunfei Li entered into an agreement with CBAK Power and Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. (the Company’s construction contractor) whereby Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. assigned its rights to the unpaid construction fees owed by CBAK Power of approximately $2.9 million (RMB20,000,000) and $0.5 million (RMB2,813,810) (collectively $3.4 million, the “Fourth Debt”) to Asia EVK and Mr. Yunfei Li, respectively.

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

On October 12, 2020, we entered into an amendment to promissory notes (the “Amendment”) with Atlas Sciences, LLC (the Lender), pursuant to which the Lender has the right at any time until the outstanding balance of the Notes has been paid in full, at its election, to convert all or any portion of the outstanding balance of the Notes into shares of common stock of the Company. The conversion price for each conversion will be calculated pursuant to the following formula: 80% multiplied by the lowest closing price of the Company common stock during the ten (10) trading days immediately preceding the applicable conversion (the “Conversion Price”). Notwithstanding the foregoing, in no event will the Conversion Price be less than $1.00.

According to the Amendment, on October 13, 2020, the company exchanged $371,275 of principal and coupon interests under the Note I and $775,000 in principal under the Note II for the issuance of 229,750 shares and 479,579 shares of the Company’s common stock, par value $0.001 per share to the Lender, respectively.

On October 20, 2020, we further exchanged $778,251 of principal and coupon interests under the Note II for the issuance of 329,768 shares of the Company’s common stock, par value $0.001 per share to the Lender. As of the date of this report, we have fully repaid the principal and coupon interests of Note I and Note II.

We are currently expanding our product lines and manufacturing capacity in our Dalian and Nanjing plant, which require more funding to finance the expansion. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew these loans upon maturity, if required, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining this financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing support to new energy facilities and vehicle. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe with the booming future market demand in high power lithium ion products, we can continue as a going concern and sustainably return to profitability.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2019	2020
Net cash (used in) provided by operating activities	$(13,906)	$4,899
Net cash used in investing activities	(1,999)	(2,033)
Net cash provided by (used in) financing activities	7,291	(2,329)
Effect of exchange rate changes on cash and cash equivalents	(494)	231
Net (decrease) increase in cash and cash equivalents and restricted cash	(9,108)	768
Cash and cash equivalents and restricted cash at the beginning of period	17,689	7,134
Cash and cash equivalents and restricted cash at the end of period	$8,581	$7,902

Operating Activities

Net cash provided by operating activities was $4.9 million in the nine months ended September 30, 2020, as compared to net cash used in operating activities of $13.9 million in the same period in 2019. The net cash provided by operating activities in the nine months ended September 30, 2020 was mainly attributable to a decrease of $4.4 million in inventories, an increase of $3.6 million in trade accounts and bills payables, an increase of $4.5 million of trade payables to former subsidiaries, and proceed of government grants of $2.9 million partially offset by our net loss (excluding non-cash depreciation and amortization, provision for doubtful debts, write-down of inventories and share-based compensation) of $0.3 million and an increase of $10.4 million increase in trade accounts and bills receivable.

Net cash used in operating activities was $13.9 in the nine months ended September 30, 2019 was mainly attributable to our net loss (before loss on disposal of property, plant and equipment, and excluding non-cash depreciation and amortization) of $4.6 million, $12.1 million on settlement of trade accounts and bills payable and $3.4 million on settlement paid to our former subsidiaries, partially offset by an increase of $4.0 million for trade accounts and bills receivable, a decrease of $1.7 million for prepayments and other receivables and an increase of $1.4 million for accrued expenses and other payables.

Investing Activities

Net cash used in investing activities was $2.0 million for the nine months ended September 30, 2020, as compared to $2.0 million in the same period of 2019. The net cash used in investing activities in 2019 and 2020 mainly include purchase of property, plant and equipment and construction in progress.

Financing Activities

Net cash used in financing activities was $2.3 million in the nine months ended September 30, 2020, compared to a net cash provided by financing activities $7.3 million during the same period in 2019. The net cash used in financing activities in the nine months ended September 30, 2020 was mainly attributable to repayment of borrowings of $5.6 million to Jilin Province Trust Co. Ltd. and $0.2 million to banks, partially offset by borrowing of $3.5 million from Jilin Province Trust Co. Ltd. under a renewed credit facility and borrowings of $0.3 million from our shareholders.

Net cash provided by financing activities was $7.3 million in the nine months ended September 30, 2019 The net cash provided by financing activities in the nine months ended September 30, 2019 mainly comprised borrowings from unrelated parties of $6.4 million, proceeds from issue of promissory note of $1.3 million and advances from shareholders of $4.1 million, partially offset by repayment of bank borrowings of $3.6 million and repayment of earnest money to shareholders of $0.8 million.

As of September 30, 2020, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
China Everbright Bank	$25,464	$20,722

Other lines of credit:
China Everbright Bank	$9,994	$9,994
China Merchants Bank	2,365	2,365
	12,359	12,359
Other short-term loam:
Jinlin Province Trust Co., Ltd	$5,891	3,564

Total	$43,714	$36,645

Capital Expenditures

We incurred capital expenditures of $2.0 million in the nine months ended September 30, 2019 and 2020. Our capital expenditures were used to construct our manufacturing facilities in Dalian and Nanjing.

We estimate that our total capital expenditures for the year ending December 31, 2020 will reach approximately $4.0 million. Such funds will be used to expand new automatic manufacturing lines to fulfill our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2020:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Current maturities of long-term bank loans	$20,722	$20,722	$-	-	$-
Short-term bank loans	5,876	5,876	-	-	-
Bills payable	6,665	6,665	-	-	-
Notes payable	1,615	1,615	-	-	-
Payable to former subsidiaries	1,676	1,676	-	-	-
Other short-term loans	5,269	5,269	-	-	-
Capital injection to CBAK Trading	2,565	2,565	-	-	-
Capital injection to CBAK Power	30,000	30,000	-	-	-
Capital injection to CBAK Energy	50,000	50,000	-	-	-
Capital injection to CBAK Nanjing	100,000	100,000	-	-	-
Capital injection to Nanjing CBAK	103,093	103,093	-	-	-
Capital commitments for construction of buildings	1,798	1,798	-	-	-
Capital commitments for purchase of equipment	348	348	-	-	-
Future interest payment on notes payable	10	10	-	-	-
Future interest payment on bank loans	906	906	-	-	-
Future interest payment on other short-term loan	256	256	-	-	-
Total	$330,799	$330,799	$-	-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2020.

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

In order to cure the foregoing material weaknesses, we plan to make necessary changes by providing training to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements. We are also in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, (the “Court of Zhuanghe”) for the failure to pay pursuant to the terms of the contract and entrusting part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,241,648 (RMB8,430,792), including construction costs of $0.9 million (RMB6.1 million, which the Company already accrued for at June 30, 2016), interest of $29,455 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,241,648 (RMB8,430,792) for a period of one year. On September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. The Court further froze the bank deposits for another one year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018. On August 27, 2019, the Court froze the bank deposits for another year until August 27, 2020, upon the request of Shenzhen Huijie. On June 28, 2020, the Court of Dalian entered the final judgement as described below and the frozen bank deposit was released in July 2020.

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. The Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe conducted a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,344,605 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $261,316 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $245,530 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $30,826 (RMB209,312) that CBAK Power has paid. As of September 30, 2020, we have not received the final judgement amount totaled $276,356 from Shenzhen Huijie.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,692,173), including goods amount of RMB17,428,000 ($2,566,716) and interest of RMB851,858 ($125,458). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,566,716) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($19,364). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, the Company filed application petition with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’s shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the Company’s petition that all the Anyuan Bus’s shareholders should be liable to pay the Company the debt as confirmed under the trial. On November 9, 2018, all the shareholders of Anyuan Bus appealed against the judgment after receiving the notice from the Court. On March 29, 2019, the Company received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, the Company filed appellate petition to the Intermediate Peoples’ Court of Dalian challenging the judgment from the Court of Zhuanghe. On October 9, 2019, the Intermediate Peoples’ Court of Dalian dismissed the appeal by the Company and affirmed the original judgment. As of December 31, 2019 and September 30, 2020, we had made a full provision against the receivable from Anyuan Bus of RMB 17,428,000 ($2,566,716).

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

On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269), including equipment cost $0.14 million (RMB976,000), interest $0.02 million (RMB136,269) and litigation fees of $736 (RMB5,000) for a period of one year to August 2020. We believe that the plaintiff’s claims are without merit and are vigorously defending ourselves in this proceeding.

On August 7, 2019, CBAK Power filed counter claim arbitration against Shenzhen Xinjiatuo Automobile Technology Co., Ltd for return of the prepayment due to the unqualified equipment, and sought a total amount of $0.29 million (RMB1,986,400), including return of prepayment of $0.2 million (RMB1,440,000), liquidated damages of $70,692 (RMB480,000) and litigation fees of $9,785 (RMB66,440). In early July 2020, Shenzhen Court of International Arbitration made arbitration award dismissing the plaintiff’s claim and CBAK Power’s counterclaim and the frozen bank deposits were released in early August 2020.

In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $20,576 (RMB139,713), including services expenses amount of $20,458 (RMB138,908) and interest of $119 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB150,000) for a period of one year. As of September 30, 2020, $4,857 (RMB32,980) was frozen by bank and the Company had accrued the service cost of $20,576 (RMB139,713).

In early September of 2019, several employees of CBAK Suzhou filed arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $94,015 (RMB638,359) and compensation of $79,971 (RMB543,000), totaling $0.17 million (RMB1,181,359). In addition, upon the request of the employees for property preservation, bank deposit of $0.17 million (RMB1,181,359) was frozen by the court of Suzhou for a period of one year. On September 5, 2019, CBAK Suzhou and the employees reached an agreement that CBAK Suzhou will pay these salaries and compensation. In February 2020, we fully repaid the salaries and compensation. As of September 30, 2020, $6 (RMB43) was frozen by bank.

In October 2019, CBAK Power received notice from Court of Changshou District, Chongqing that Chongqing Zhongrun Chemistry Co., Ltd (“Chongqing Zhongrun”) filed arbitration claims against the Company for the failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.4 million (RMB2,484,948), including material cost of $0.4 million (RMB2,397,660) and interest of $12,855 (RMB87,288). On October 31, 2019, CBAK Power and Chongqing Zhongrun reached an agreement that CBAK Power would pay the material cost by the end of December 31, 2019. In 2020, CBAK Power had paid $190,515 (RMB1,293,600). As of September 30, 2020, the Company has accrued the remaining material purchase cost of $0.16 million (RMB1,104,060). In August 2020, upon the request of Chongqing Zhongrun for property preservation, the Court of Changshou District ordered to freeze CBAK Power’s bank deposits totaling $0.2 million (RMB1,249,836) for a period of one year to August 2021. As of September 30, 2020, nil was frozen by bank.

In October 2019, CBAK Power received notice from Court of Zhuanghe City that Hunan Zhongke Xingcheng Co., Ltd (“Hunan Zhongke”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Hunan Zhongke sought a total amount of $148,074 (RMB1,005,425). In 2020, we have paid $36,819 (RMB250,000). Upon the request of Hunan Zhongke for property preservation, the Court of Zhuanghe City ordered to freeze CBAK Power’s bank deposits totaling $0.1 million (RMB768,876) for a period of one year to September 2021. As of September 30, 2020, we have accrued the remaining material purchase cost of $111,255 (RMB755,425) and nil was frozen by bank.

In December 2019, CBAK Power received notice from Court of Zhuanghe that Dalian Construction Electrical Installation Engineering Co., Ltd. (“Dalian Construction”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the construction contract. Dalian Construction sought a total amount of $101,780 (RMB691,086) and interest $1,905 (RMB12,934). As of December 31, 2019, the Company has accrued the construction cost of $101,780 (RMB691,086). Upon the request of Dalian Construction for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $103,685 (RMB704,020) for a period of one year to December 2020. As of December 31, 2019, $97,384 (RMB661,240) was frozen by bank. In January 2020, CBAK Power and Dalian Construction have come to a settlement, and the bank deposit was then released. We have paid all the construction cost as of September 30, 2020.

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.6 million (RMB4,434,209), which have already been accrued for as of September 30, 2020. Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.6 million (RMB4,434,209) for a period of one year to December 17, 2020. In July 2020, CBAK Power and Dongguan Shanshan have come to a settlement amount of $0.5 million (RMB3,635,192) and the bank deposit was then released. In October 2020, we fail to pay according to the settlement, Dongguan Shanshan sought a total amount of $0.5 million (RMB3,635,192). Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.5 million (RMB3,365,192) for a period of one year to October 21, 2021.

On March 20, 2020, CBAK Power received notice from Court of Nanpi County, Hebei Province that Cangzhou Huibang Engineering Manufacturing Co., Ltd (“Cangzhou Huibang”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Cangzhou Huibang sought a total amount of $0.3 million (RMB2,029,594), including materials purchase cost of $0.3 million (RMB1,932,947), and interest of $14,234 (RMB96,647). As of September 30, 2020, the Company has accrued materials purchase cost of $0.3 million (RMB1,932,947). Upon the request of Cangzhou Huibang for property preservation, the Court of Nanpi ordered to freeze CBAK Power’s bank deposits totaling $0.4 million (RMB2,650,000) for a period of one year to March 3, 2021. As of September 30, 2020, $3,280 (RMB22,270) was frozen by bank.

In April 2020, CBAK Power received notice from Court of Nanshan District of Shenzhen that Shenzhen Klclear Technology Co., Ltd. (“Shenzhen Klclear”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the materials purchase contract. Shenzhen Klclear  sought a total amount of $1 million (RMB6,250,764), which we have already accrued for as of September 30, 2020.

In May 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Tianjin Changxing Metal Co., Ltd (“Tianjin Changxing”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Tianjin Changxing sought a total amount of $28,511 (RMB193,588). On August 24, 2020, upon the request of Tianjin Changxing for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits totaling $31,648 (RMB214,892) for a period of one year. As of September 30, 2020, $1,691 (RMB11,479) was frozen by bank and we have accrued the material purchase cost of $28,511 (RMB193,588).

In May 2020, CBAK Power received notice from Court of Wuqing District, Tianjin that Tianjin Changyuan Electric Material Co., Ltd (“Tianjin Changyuan”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. The plaintiff sought a total amount of $12,538 (RMB85,136), including material cost of $11,698 (RMB79,429) and interest of $840 (RMB5,707). In July, 2020, upon the request of the plaintiff for property preservation, the Court of Wuqing District, Tianjin ordered to freeze CBAK Power’s bank deposits totaling $12,538 (RMB85,136) for a period of one year. As of September 30, 2020, $12,538 (RMB85,136) was frozen by bank and the Company had accrued the material purchase cost of $12,538 (RMB85,136).

In June 2020, CBAK Suzhou received notice from Court of Suzhou Industrial Park that Ligao (Shandong) New Energy Technology Co., Ltd (“Ligao”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the purchase contract. Ligao  sought a total amount of $11,384 (RMB77,599), including contract amount of $10,807 (RMB73,380) and interest of $621 (RMB4,219). As of September 30, 2020, we had accrued the material purchase cost of $10,807 (RMB73,380).

In June 2020, CBAK Suzhou received notice from Court of Yushui District, Xinyu City that Jiangxi Ganfeng Battery Technology Co., Ltd (“Ganfeng Battery”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the purchase contract. Ganfeng Battery sought a total amount of $111,308 (RMB755,780), including contract amount of $107,954 (RMB733,009) and interest of $3,354 (RMB22,771). Upon the request of Ganfeng Battery for property preservation, the Court of Yushui ordered to freeze CBAK Suzhou’s bank deposits totaling $113,401 (RMB769,994) for a period of one year. As of September 30, 2020, nil was frozen by bank and we had accrued the material purchase cost of $107,954 (RMB733,009).

In June 2020, CBAK Suzhou received notice from Court of Suzhou Industrial Park that Suzhou Jihongkai Machine Equipment Co., Ltd (“Jihongkai”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the purchase contract. Jihongkai  sought contract amount of $25,880 (RMB175,722) and interest as accrued until settlement. As of September 30, 2020, the Company had accrued the material purchase cost of $25,880 (RMB175,722).

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Nanjing Jinlong Chemical Co., Ltd. (“Nanjing Jinlong”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Nanjing Jinlong sought a total amount of $121,060 (RMB822,000). Upon the request of Nanjing Jinlong for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits totaling $121,060 (RMB822,000) for a period of one year. As of September 30, 2020, $16 (RMB107) was frozen by bank and we have accrued the material purchase cost of $121,060 (RMB822,000).

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Xi’an Anpu New Energy Technology Co. LTD (“Xi’an Anpu”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the equipment purchase contract. Xi’an Anpu sought a total amount of 124,294 (RMB843,954), including RMB768,000 for equipment cost and RMB75,954 for liquidated damages. Upon the request of Xi’an Anpu for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits $0.1 million (RMB843,954) for a period to May 11, 2021. As of September 30, 2020, $97,727 (RMB629,620) was frozen by bank and we have accrued the equipment purchase cost of $113,108 (RMB768,000).

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Shenzhen Gd Laser Technology Co., Ltd. (“Shenzhen Gd”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Shenzhen Gd sought a total amount of $23,762 (RMB161,346), including equipment cost of $22,091 (RMB150,000) and interest amount of $1,671 (RMB11,346).

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

Date: November 16, 2020

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