Form 10-K
period 2020-12-31
CBAK Energy Technology, Inc.
filed 2021-04-13
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

(86) (411)-3918-5985

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

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $0.76 per share) was approximately $21 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 88,106,019 shares of the registrant’s common stock outstanding as of April 9, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CBAK ENERGY TECHNOLOGY, INC.

Annual Report on Form 10-K

i

 INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“CBAK Trading” are to our PRC subsidiary, Dalian CBAK Trading Co., Ltd.;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd.;

●	“CBAK Suzhou” are to our PRC subsidiary, CBAK New Energy (Suzhou) Co., Ltd.;

●	“CBAK Energy” are to our PRC subsidiary, Dalian CBAK Energy Technology Co., Ltd.;

●	“BAK Investments” are to our Hong Kong subsidiary, BAK Asia Investments Limited;

●	“CBAK Nanjing” are to our PRC subsidiary, CBAK New Energy (Nanjing) Co., Ltd;

●	“Nanjing CBAK” are to our PRC subsidiary, Nanjing CBAK New Energy Technology Co., Ltd.;

●	“Nanjing Daxin” are to our PRC subsidiary, Nanjing Daxin New Energy Automobile Industry Co., Ltd.;

●	“China” and “PRC” are to the People’s Republic of China;

●	“RMB” are to Renminbi, the legal currency of China;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” is to the Securities Act of 1933, as amended; and

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Special Note Regarding Forward Looking Statements and Summary of Risk Factors

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

●	Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

●	There are inherent risks associated with new product development and our efforts to develop and market new products could fail.

●	Our failure, if any, to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.

●	Our efforts to enter into the light electric vehicle business could fail.

●	Maintaining our R&D activities and manufacturing operations require significant capital expenditures, and our inability or failure to maintain our operations could have a material adverse impact on our market share and ability to generate revenue.

●	We face intense competition from other battery manufacturers, many of which have significantly greater resources.

●	We are dependent on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

ii

●	Our business depends on the growth in demand for light electric vehicles, electric vehicles, electric tools, energy storage including but not limited to UPS application, and other high-power electric devices.

●	Our success, in part, depends on the success of manufacturers of the end applications that use our products, and our failure to gain acceptance of our products from such manufacturers could materially and adversely affect our results of operations and profitability.

●	We do not have insurance coverage against damages or losses of our products. Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

●	We do not have long-term purchase commitments from our customers, which may result in significant uncertainties and volatility with respect to our revenue from period to period.

●	We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

●	Our auditors, based in Hong Kong, China, like other independent registered public accounting firms operating in China and to the extent their audit clients have operations in China, is not permitted to be subject to full inspection by the Public Company Accounting Oversight Board and, as such, you may be deprived of the benefits of such inspection. In addition, as a result of the enactment of the Holding Foreign Companies Accountable Act, we could be delisted if we were unable to cure the situation to meet the PCAOB inspection requirement in time.

●	We may be adversely affected by the outcome of litigation against us in China.

●	Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.

●	Techniques employed by short sellers may drive down the market price of our common stock.

●	Other risks identified in this report and in our other reports filed with the SEC, including those identified in “Item 1A. Risk Factors” below.

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

iii

PART I

ITEM 1. BUSINESS.

Overview of Our Business

We are a manufacturer of new energy high power lithium batteries that are mainly used in light electric vehicles, electric vehicles, electric tools, energy storage including but not limited to uninterruptible power supply (UPS) application, and other high-power applications. Our primary product offering consists of new energy high power lithium batteries, but we are also seeking to expand into the production and sale of light electric vehicles.

We acquired most of our operating assets, including customers, employees, patents and technologies from our former subsidiary BAK International (Tianjin) Ltd. (“BAK Tianjin”). We acquired these assets in exchange for a reduction in accounts receivable from our former subsidiaries that were disposed of in June 2014.

As of December 31, 2020, we report financial and operational information in one segment, producing high-power lithium battery cells.

Although the COVID-19 pandemic has caused disruptions to our operations, it has had limited adverse impacts on our operating results for the fiscal year ended December 31, 2020. We generated revenues of $37.6 million and $22.2 million for the fiscal years ended December 31, 2020 and 2019, respectively. We had a net loss of $7.8 million and $10.9 million in the fiscal years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $184.0 million and net assets of $52.4 million. We had a working capital deficiency, accumulated deficit from recurring net losses from operations and short-term debt obligations maturing in less than one year as of December 31, 2020.

In the second half of 2020, we commenced capital intensive construction undertakings to expand the Company’s manufacturing capabilities. In addition, we have been expanding our business by developing new products, fostering new partnerships and launching the light electric vehicle business.

Due to the growing environmental pollution problem, the Chinese government has been providing support to the development of new energy facilities and vehicles for several years. It is expected that we will be able to secure more potential orders from the new energy market. We believe that with the booming market demand in high power lithium-iron products, we can continue as a going concern and return to profitability.

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

In addition, for the purposes of establishing a long-term mechanism for the administration of energy conservation and new energy vehicles, and promoting the development of the automobile industry, the Chinese government has implemented several policies to stimulate the increase of new energy vehicles. On December 26, 2017, the Chinese government issued a policy for exemption of purchase tax for electric vehicles for another three years until 2020. In March 2020, the Chinese government extended the purchase tax exemption from 2020 to 2022.

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

On October 20, 2020, the State Council of PRC issued a new round of “Development Plan for New Energy Vehicles Industry (2021-2035)” (“Plan”), which is a successor to the previously published “Development Plan for Energy Conservation and New Energy Vehicles Industry (2012-2020)”. The Plan admits several key problems facing Chinese new energy vehicle manufacturers and stresses that these manufacturers should be committed to improving their R&D ability, building more infrastructure and promoting the integration of the whole industry. The Plan further outlined the policy and administrative supports that would be given to the industry, and again certified the importance of the development of new energy vehicles for China.

We believe these energy efficiency policies in the long term will result in a healthy development of the new energy vehicles market as a whole. In the short term, the extension of subsidies, to some extent, helps ease the pressure on electric vehicle manufacturers and as a result, will be beneficial to the market of EV batteries in China. However, the Chinese government has significantly reduced the amount of subsidies available to electric vehicle makers over the years and we believe this trend will continues in the next two years. Given the changing market environment, we plan to continue to focus our resources on the existing cylindrical batteries for UPS market, temporarily reduce the sales on EV market. We are also researching new products which have higher energy density for electric vehicle market to cater to the EV market demand. We will closely monitor market changes and adjust our operations accordingly.

Expansion of Manufacturing Capabilities

In June 2020, our wholly-owned subsidiary, BAK Asia entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), pursuant to which we intend to develop certain lithium battery projects which are expected to have a total production capacity of 8 GWh per year. As of December 31, 2020, we had received government subsidies in an amount of RMB20 million (approximately $3.06 million) from Gaochun EDZ. We plan to attain a total capacity of 8 GWh per year to produce lithium batteries for the light electric vehicle (LEV), electric vehicle, and energy storage industries. The Company expects to achieve such capacity expansion through two phases of construction: Phase I is to be completed by the end of 2022 to reach an annual production capacity of 2 GWh. Phase II is to be completed by the end of 2023 to reach the remaining 6 GWh of the planned annual production capacity expansion. The actual production capacity and construction timelines of such battery projects are subject to revision and adjustment based on the market acceptance of our new battery products. We are currently in the first phase construction of facilities, which occupy an area of approximately 10,260 square meters and the second-phase construction is at the design stage. As part of the first phase, we are constructing the production lines of model 18650 battery and 32140 battery, a new battery model as further described below.

Further, we are constructing a new production line with an annual capacity of 0.4 GWh to produce additional 100,000 model 26650 batteries per day in Dalian due to increased demands for our model 26650 batteries. We expect that the production line construction will be completed in 2021. At the same time, the Company continues to renovate its existing facilities, upgrade its equipment, add new equipment, improve its product functionality, and enhance the raw materials and components used for production.

Development of a New Battery Model

Currently, our primary product offering consists of model 26650 lithium cells which account for approximately 50% of our sales in 2020. Model 26650 batteries can be used in light electric vehicles, electric vehicles, electric tools, energy storage such as uninterruptible power supply (UPS) application, and other high-power applications.

To maintain our competitive position, we are developing model 32140 large-sized cylindrical “tabless” battery which has passed internal technical and pilot plant tests. Model 32140 batteries can be used in end applications such as light electric vehicles, electric vehicles, electric tools and energy storage.

We also announced in February 2021 that we have started the trial production of special 26650 lithium battery, which was designed for application in ultra-low temperature. Capable of operating with high efficiency in low-temperature environments, the special 26650 battery has several use cases in high-latitude and high-altitude low temperature environments, such as energy storage in ultra-low-temperature environment, base stations, transportation, unmanned drones, aviation and aerospace areas, as well as other specific circumstances that require ultra-low-temperature cells.

Launch of the Light Electric Vehicle Business

On September 24, 2020, BAK Asia entered into a framework investment agreement with Gaochun EDZ, under which we intend to develop light electric vehicle projects. On November 9, 2020, we established our subsidiary, Nanjing Daxin to launch and develop our light electric vehicle business. Nanjing Daxin is in the process of registering its branch in Tianjin City which has eight employees and has rented a manufacturing facility of approximately 4,800 square meters in Tianjin in January, 2021. Nanjing Daxin is currently building a production line at the Tianjin branch to produce electric bicycles. We expect that the Tianjin production line construction will be completed in 2021. Upon completion of the construction of the Tianjin production line, we plan to utilize this facility to manufacture electric bicycles under our own brand and sell them through distributors and sales representatives. We may provide contract manufacturing services to other electric bicycle producers if we can secure such orders.

Trends in End Applications of Our Products

Our business, financial condition and results of operations depend on whether end-application manufacturers are willing to use our products. We target the battery markets for light electric vehicles, electric vehicles, electric tools, energy storage including but not limited to UPS application, and other high-power electric devices. However, our revenues derived from a specific end-application have been fluctuating depending on various factors such as governmental policies, technological changes, evolving industry standards and customer needs and preferences.

During the period from 2017 to 2019, our largest electric vehicle customers included Dongfeng Autos, Dayun Motor and Yema Auto. Our battery sales in the electric vehicle market have decreased significantly during the period of 2018–2020 as a result of changes to the Chinese government’s new energy vehicle subsidy policies. More specifically, under the subsidy policies, new energy vehicles receive different subsidies based on their driving range and technical performance. New energy vehicles providing long driving range and high technical performance qualify for higher subsidies and the Chinese government has gradually raised the performance thresholds for electric vehicles to receive subsidies over the years. Since 2019, as the battery packs comprising our primary model 26650 batteries were only able to support energy vehicles that qualify for the lowest level of subsidies, electric vehicle producers do not have the incentive to purchase batteries from us. As a result, we had only generated approximately $0.3 million in revenues from electric vehicle customers in 2020. The market where we mainly sell now is the energy storage market. However, we have been looking for opportunities to re-enter the electric vehicle battery market by continuing to develop batteries suitable for electric vehicles and actively cooperating with previous electric vehicle customers in battery pack after-sales service and technical support.

Our Corporate History and Structure

The Company was incorporated in the State of Nevada on October 4, 1999. The shares of the Company traded in the over-the-counter market through the Over-the-Counter Bulletin Board from 2005 until May 31, 2006, the date when the Company obtained approval to list its common stock on the Nasdaq Global Market, and trading commenced that same date under the symbol “CBAK.” Effective January 16, 2017, the Company changed its name to CBAK Energy Technology, Inc. Effective November 30, 2018, the trading symbol for the common stock of the Company was changed from CBAK to CBAT. Effective June 21, 2019, the Company’s common stock started trading on the Nasdaq Capital Market.

We currently conduct our business through (i) three wholly-owned operating subsidiaries in China that we own through BAK Asia, an investment holding company formed under the laws of Hong Kong on July 9, 2013; (ii) CBAK Nanjing, a wholly-owned operating subsidiary in China that we own through BAK Investments, an investment holding company formed under the laws of Hong Kong and acquired by us on July 14, 2020; (iii) Nanjing CBAK, a 100% owned subsidiary of CBAK Nanjing; and (iv) Nanjing Daxin, a 100% owned subsidiary of CBAK Nanjing:

●	CBAK Trading, wholly-owned by BAK Asia, located in Dalian, China, incorporated on August 14, 2013, focuses on the wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service.

●	CBAK Power, wholly-owned by BAK Asia, located in Dalian, China, incorporated on December 27, 2013, focuses on the development and manufacture of high-power lithium batteries.

●	CBAK Suzhou, 90% owned by CBAK Power, located in Suzhou, China, incorporated on May 4, 2018, used to focus on the development and manufacture of new energy high power battery packs. CBAK Suzhou currently does not have any employees working locally. Since its lease expired in October 2019, CBAK Suzhou has stopped using the facilities located at its registered address. Some of its business has been transferred to our subsidiaries in Dalian and CBAK Suzhou’s remaining assets are temporarily stored in our facilities in Dalian. We plan to dissolve CBAK Suzhou in 2021.

●	CBAK Energy, wholly-owned by BAK Asia, located in Dalian, China, incorporated on November 21, 2019, focuses on the development and manufacture of lithium batteries, wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service.

●	CBAK Nanjing, wholly-owned by BAK Investments located in Nanjing, China, incorporated on July 31, 2020, focuses on the development and manufacture of lithium batteries, wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service.

●	Nanjing CBAK, wholly owned by CBAK Nanjing, located in Nanjing, China, incorporated on August 6, 2020, focuses on the development and manufacture of lithium batteries, wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service.

●	Nanjing Daxin, wholly-owned by CBAK Nanjing, incorporated on November 9, 2020, focuses on the development and manufacture of electric bicycle, motorcycle and automobile spare parts, import & export business and related technology consulting service.

Almost all of our business operations are conducted primarily through our Chinese subsidiaries. The chart below presents our current corporate structure:

Our Products

The use of new materials has enabled the configuration of high-power lithium battery cells to contain much higher energy density and higher voltage and have a longer life cycle and shorter charge time than other types of lithium-based batteries. These special attributes, coupled with intrinsic safety features, are suitable for batteries used for high-power applications, such as electric cars, electric bicycles, electric tools, and energy storage such as uninterruptible power supply, or UPS application.

We currently are manufacturing the following high power lithium batteries, which can be used for various applications:

Battery Cell Type	End applications*
High-power lithium battery	Electric bus [6,000-20,000]
Electric car [1,500-3,5000]
Hybrid electric vehicle [500-2000]
Light electric vehicle [10-150]
Cordless power tool [10-30]
Energy Storage including UPS [>30]

*	Bracketed numbers denote number of cells per particular battery.

Key High Power Lithium Battery Applications

End-product applications that are driving the demand for high power lithium batteries include electric vehicles, such as electric cars, electric buses, hybrid electric cars and buses; light electric vehicles, such as electric bicycles, electric motors, sight-seeing cars; and electric tools, energy storage including but not limited to uninterruptible power supply application, and other high-power applications.

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

The year 2014 was seen as the first real year for the development of China’s new energy vehicle industry by many industry insiders. After explosive growth in 2017, the production and sales of new energy vehicles continued to grow tremendously in 2018 and in 2020, despite of a slightly decline in 2019. According to Ministry of Industry and Information Technology of China (“MIIT”), from January to December 2018, the production of new energy vehicles in China reached 1,270,000 units - up 43.4 percent year-on-year; and sales in China reached 1,256,000 units - up 61.7 percent year-on-year. In 2019, the production and sales of new energy vehicles reached 1,242,000 units and 1,206,000 units, down 2.3 percent and 4.0 percent year-on-year, respectively. In 2020, the production and sales of new energy vehicles reached a record high of 1,366,000 units and 1,267,000 units, up 10.0 percent and 5.1 percent, respectively, from last year. We believe that Chinese electric vehicle market is adversely impacted by the gradually decreasing subsidy in the short term. In the long term, we believe that the Chinese government will extend the subsidy and more diversity policies will drive a healthy development in the new energy vehicles market.

Light Electric Vehicles

Light electric vehicles include bicycles, scooters, and motorcycles, with rechargeable electric motors. Due to their relatively small size and light design, approximately 10-150 high-power lithium cells can be used to power light electric vehicles. We believe that he electric bicycle market in China is very large.

Energy Storage & Uninterruptible Power Supplies (“UPS”)

Energy storage mainly means storage of electric energy by battery, inductor, and capacitor. Battery energy storage is mainly used for storage of emergency supply, battery car, and redundant energy of power plants. A UPS is a form of energy storage application. A UPS provides emergency power from a separate source when utility power is not available. The most common type of battery used in UPS is Sealed Lead-Acid, however, due to the lithium battery’s relatively small size, light design and environmentally friendly features, the demand for lithium batteries in this industry is increasing.

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

For the fiscal year ended December 31, 2020, our key raw material suppliers for battery cells were as follows:

Materials	Main Suppliers
Anode materials	Hubei Wanrun New Energy Technology Development Co., Ltd
Cathode materials	Luoyang Yuexing New Energy Technology Co., Ltd
Copper foil	Wason Copper Foil Co., Ltd
Battery separator paper	Shenzhen Huatengda Electronic Co., Ltd
Electrolyte	Xianghe Kunlun Chemicals Co., Ltd
Cases and caps	Taixin Zhengxing Electrom Co., Ltd
Steel-can	Xinxiang Zhengyuan Electronic Material Co., Ltd
Solvent NMP	MYJ Chemical Co., Ltd

We source our manufacturing equipment both locally and from overseas, based on their respective cost and function. Our key equipment as of December 31, 2020 was purchased from the following suppliers:

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

Intellectual Property

On August 25, 2014, we entered into an intellectual property rights use agreement with Shenzhen BAK, pursuant to which we are authorized to use Shenzhen BAK’s registered logo, trademarks and patents obtained as of June 30, 2014 for a period of 5 years for free from June 30, 2014. As of June 30, 2014, Shenzhen BAK had registered 80 trademarks in the PRC, including BAK in both English and in Chinese characters as well as its logo, and had registered 49 trademarks in the United States, European Union, Korea, Russia, Taiwan, India, Canada and Hong Kong. As of June 30, 2014, Shenzhen BAK had registered 522 patents in the PRC and other countries relating to battery cell materials, design and manufacturing processes. As of December 31, 2019, our intellectual property rights use agreement with Shenzhen BAK had expired, and we no longer have rights to use the foregoing trademarks and patents of Shenzhen BAK. We believe that our proprietary patents, trademarks and other intellectual property rights are adequate to fulfill our operational needs.

As of December 31, 2020, CBAK Power has 48 patents in the PRC, 20 of which will expire before 2025 while the remaining 28 will expire between 2026 to 2036. Two of these patents were acquired by BAK Asia, from an unrelated third party at RMB1 and were contributed as paid-in capital of CBAK Power.

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

While our intellectual property rights in the aggregate are important to the operation of each of our businesses, we do not believe that our business would be materially affected by the expiration of any particular intellectual property right.

Seasonality

According to the market demands, we usually experience seasonal peaks during the months of October to December for electric vehicle markets, during the months of May to December for light electric markets, and March to December for UPS market. Also, at various times during the year, our inventories may be increased in anticipation of increased demand for consumer electronics.

Customers

Our current major customers include Viessmann Faulquemont S.A.S, ShenZhen ZTS Technology, Co., Ltd. and SolaX Power. We believe that we will continue to increase our revenue and market share as we gradually increase our high-power batteries production as the demand for these batteries has been increasing.

Geography of Sales

Before June 30, 2014, we sold our products domestically and internationally. Thereafter, we sell high-power lithium battery primarily to customers in China. The following table sets forth certain information relating to our total revenues by location of our customers for the last two fiscal years:

	Fiscal Years ended
	December 31, 2019		December 31, 2020
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Mainland China	$21,632	97.47	$35,464	94.40
Europe	-	-	1,776	4.73
Korea	-	-	246	0.66
Israel	119	0.54	-	-
USA	286	1.29	4	0.01
Others	157	0.70	76	0.20
Total	$22,194	100.00	$37,566	100.00

Competition

We face intense competition from high-power lithium battery makers in China, as well as in Korea and Japan for each of our product types. The following table sets forth our major competitors for the EV market, LEV market and UPS market as of December 31, 2020:

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

Regulatory Compliance

As we conduct our manufacturing activities in China, we are subject to the requirements of PRC environmental laws and regulations on air emission, wastewater discharge, solid waste and noise. The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. We aim to comply with environmental laws and regulations. We have built environmental treatment facilities concurrently with the construction of our manufacturing facilities, where waste air, waste water and waste solids we generate can be treated in accordance with the relevant requirements. We outsource our disposal of solid waste we generate in the Dalian facility to a third-party contractor. Certain key materials used in manufacturing, such as cobalt dioxide, electrolyte and separators, have proven innocuous to worker’s health and safety as well as the environment. We are not subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as a defendant for violation of any environmental law or regulation. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

Employees

We had a total of approximately 537 employees as of December 31, 2020, all of whom are full-time employees. The following table sets forth the number of our employees by function.

Function	Number
Production	409
Research and development	51
Sales and marketing	13
General and administrative	64
Total	537

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

ITEM 1A. RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

If the COVID-19 pandemic is not effectively controlled in a short period of time, our business operation and financial condition in the long-term may be materially and adversely affected as a result of any slowdown in economic growth, operation disruptions or other factors that we cannot predict.

The spread of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020, has caused different countries and cities to mandate curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus. All of our operating subsidiaries are located in China. All of our employees and substantially all of our customers and suppliers are also located in China. The pandemic caused disruptions to our operations during the first quarter of 2020 and our business and operations fully resumed during the second quarter of 2020. Although the COVID-19 pandemic has caused disruptions to our operations, it has had limited adverse impacts on our operating results for the fiscal year ended December 31, 2020. We generated revenues of $37.6 million and $22.2 million for the fiscal years ended December 31, 2020 and 2019, respectively. We had a net loss of $7.8 million and $10.9 million in the fiscal years ended December 31, 2020 and 2019, respectively. However, the extent of the long-term adverse impact of COVID-19 on our business and operations is highly uncertain and depends on several factors, such as the duration, severity, and geographic spread of the pandemic, development of the testing and treatment and stimulus measures of the government, all of which are out of our control.

Given the uncertainty of the outbreak, the spread of COVID-19 may be prolonged and worsened, and we may be forced to scale back or even suspend our operations. As COVID-19 spreads outside China, the global economy is suffering a noticeable slowdown. As this outbreak persists, commercial activities throughout the world have been curtailed with decreased consumer spending, business operation disruptions, interrupted supply chain, difficulties in travel and reduced workforces. The duration and intensity of disruptions resulting from the COVID-19 outbreak is uncertain. It is unclear as to when the outbreak will be contained, and we also cannot predict if the impact will be short-lived or long-lasting. The extent to which outbreak impacts our long-term financial results will depend on its future developments. If the COVID-19 pandemic is not effectively controlled in a short period of time, our long-term business operation and financial condition may be materially and adversely affected as a result of any slowdown in economic growth, operation disruptions or other factors that we cannot predict.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements included in this annual report which states that the financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included herein, we had a working capital deficiency, accumulated deficit from recurring losses and short-term debt obligations as of December 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. We plan to renew our bank borrowings upon maturity and raise additional funds through bank borrowings and equity financing to meet our daily cash demands. However, there can be no assurance that we will be successful in obtaining the financing. The audited consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

There are inherent risks associated with new product development and our efforts to develop and market new products could fail.

In June 2020, our wholly-owned subsidiary, BAK Asia entered into a framework investment agreement with Gaochun EDZ, pursuant to which intend to develop certain lithium battery projects which are expected to have a total production capacity of 8 GWh per year. We are currently developing certain new products including model 32140 large-sized cylindrical “tabless” batteries and anticipate to complete the construction of a production line of model 32140 battery with the projected production capacity of 0.7 GWh per year in 2021. Model 32140 batteries can be used in light electric vehicles, electric vehicles, electric tools and energy storage.

However, we cannot provide assurance that market acceptance of this new product will occur due to the highly competitive nature of the business. The Company competes in the battery industry where there are frequent introductions of new products and line extensions and such product introductions often require significant investment and support. The ability of the Company to understand end user needs and preferences is key to maintaining and improving the competitiveness of its product offerings. The development and introduction of new products, as well as the renovation of current products and product lines, require substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new or renovated products do not gain widespread market acceptance. There are inherent risks associated with new product development and marketing efforts, including product development or launch delays, product performance issues during development, changing regulatory frameworks that affect the new products in development and the availability of key raw materials included in such products. These inherent risks could result in the failure of new products and product line extensions to achieve anticipated levels of market acceptance, additional costs resulting from failed product introductions and the Company not being first to market. As the Company continues to focus on innovation and renovation of its products, the Company’s business, financial condition or results of operations could be adversely affected in the event that the Company is not able to effectively develop and introduce new or renovated products and line or brand extensions.

Our failure, if any, to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.

The lithium-based battery market is characterized by changing technologies and evolving industry standards, which are difficult to predict. This, coupled with frequent introduction of new products and models, has shortened product life cycles and may render our products obsolete or unmarketable. Our ability to adapt to evolving industry standards and anticipate future standards will be a significant factor in maintaining and improving our competitive position and our prospects for growth. To achieve this goal, we have invested and plan to continue investing significant financial resources in our R&D infrastructure. Currently, we have a facility in Dalian, China, which has about 80 engineers and over 4,000 square meters of space dedicated to R&D activities.

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

Our efforts to enter into the light electric vehicle business could fail.

On September 24, 2020, our wholly-owned Hong Kong subsidiary, BAK Investments entered into a framework investment agreement with Gaochun EDZ, under which we intended to develop light electric vehicle projects. On November 9, 2020, we established our new subsidiary, Nanjing Daxin to launch and develop our light electric vehicle business.

There are risks and uncertainties associated with this effort, particularly given that the light electric vehicle market is evolving. In developing and commercializing this new line of business, we may have to invest significant time and resources. External factors, such as regulatory compliance obligations, competitive alternatives, lack of market acceptance and shifting market preferences, may also affect the successful implementation of this new line of business. Failure to successfully plan for and manage these risks in the development and implementation of this new line of business could have a material adverse effect on our business, financial condition and results of operations.

Maintaining our R&D activities and manufacturing operations require significant capital expenditures, and our inability or failure to maintain our operations could have a material adverse impact on our market share and ability to generate revenue.

We incurred capital expenditures of approximately $2.5 million and $17.5 million for the years ended December 31, 2019 and 2020, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to timely obtain capital on acceptable terms and adequately maintain our manufacturing capacity, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

We face intense competition from other battery manufacturers, many of which have significantly greater resources.

The market for batteries used in electric vehicles and light electric vehicles is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in declines in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from manufacturers of traditional rechargeable batteries, such as lead-acid batteries other manufacturers of lithium-ion batteries, as well as from companies engaged in the development of batteries incorporating new technologies. Other manufacturers of high-power lithium batteries currently include Panasonic Corporation, Samsung Electronics Co., Ltd., LG Chem, Tianjin Lishen Battery Joint Stock Co., Ltd., Contemporary Amperex Technology Co., Limited, BYD Co. Ltd, Hefei Guoxuan Hi-Tech Power Energy Co., Ltd and Shandong Goldencell Electronics Technology Co., Ltd.

Many of these existing competitors have greater financial, personnel, technical, manufacturing, marketing, sales and other resources than we do. As a result, these competitors may be in a stronger position to respond quickly to market opportunities, new or emerging technologies and evolving industry standards. Many of our competitors are developing a variety of battery technologies, such as lithium polymer, prismatic cells and fuel cell batteries, which are expected to compete with our existing product lines. Other companies undertaking R&D activities of solid-polymer lithium-ion batteries have developed prototypes and are constructing commercial scale production facilities. It is possible that our competitors will be able to introduce new products with more desirable features than ours and their new products will gain market acceptance. If our competitors successfully do so, we may not be able to maintain our competitive position and our future success would be materially and adversely affected.

We are dependent on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 79.45% and 77.59% of our revenues for the years ended December 31, 2020 and 2019, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

In addition to our own production, we also rely on a few battery suppliers to fulfill our customers’ orders. If we fail to effectively manage our relationships with, or lose the services of these suppliers and we cannot substitute suitable alternative suppliers, our operations would be materially adversely affected.

We generate part of our revenues by outsourcing some of our customers’ orders to Zhengzhou BAK New Energy Vehicle Co., Ltd (“BAK New Energy”), Shenzhen BAK Battery Co., Ltd (“Shenzhen BAK”) and a few other suppliers for certain battery models that we do not produce. If our business relationship with BAK New Energy, Shenzhen BAK and other suppliers changes negatively or their financial condition deteriorates, or their operating environment changes, our business may be harmed in many ways. BAK New Energy, Shenzhen BAK and other suppliers may also unilaterally terminate battery supply to us or increase the prices. As a result, we are not assured of an uninterrupted supply of certain types of high-power lithium batteries of acceptable quality or at acceptable prices from BAK New Energy, Shenzhen BAK or other suppliers. On the other hand, we may not be able to substitute them with suitable alternative contract manufacturers in a timely manner on commercially acceptable term or at all. We may be forced to default on the agreements with our customers. This may negatively impact our revenues and adversely affect our reputation and relationships with our customers, causing a material adverse effect on our financial condition, results of operations and prospects.

Our business depends on the growth in demand for light electric vehicles, electric vehicles, electric tools, energy storage, such as UPS application, and other high-power electric devices.

As the demand for our battery products is directly related to the market demand for high-power electric devices, a fast-growing high-power electric devices market will be critical to the success of our business. In anticipation of an expected increase in the demand for high-power electric devices such as electric vehicles, light electric vehicles, electric tools, and energy storage including UPS application in the next few years, we are building new manufacturing facilities in Nanjing. However, the markets we have targeted, primarily those in the PRC, may not achieve the level of growth we expect. If this market fails to achieve our expected level of growth, we may have excess production capacity and may not be able to generate enough revenue to obtain our profitability.

Our success, in part, depends on the success of manufacturers of the end applications that use our products, and our failure to gain acceptance of our products from such manufacturers could materially and adversely affect our results of operations and profitability.

As we target the battery markets for light electric vehicles, electric vehicles, electric tools, energy storage including but not limited to UPS application, and other high-power electric devices, our future success in part depends on whether end-application manufacturers are willing to use batteries that incorporate our products. To secure acceptance of our products, we must constantly develop and introduce more reliable and cost-effective battery cells with enhanced functionality to meet evolving industry standards. Our failure to gain acceptance of our products from these manufacturers could materially and adversely affect our future success. From 2017 to 2019, our electric vehicle customers included Dongfeng Autos, Dayun Motor and Yema Auto. Since then, however, our sales to electric vehicle customers have decreased significantly and we only generated approximately $0.3 million revenues from electric vehicle customers in 2020.

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

We are subject to declining average selling prices of the end applications that may use our products, which may harm our revenue and gross profits.

The end applications that may incorporate our products such as light electric vehicles, electric vehicles, electric tools, and energy storage including but not limited to UPS application are subject to declines in average selling prices due to rapidly evolving technologies, industry standards and consumer preferences. As a result, manufacturers of these electronic devices expect us as suppliers to cut our costs and lower the price of our products in order to mitigate the negative impact on their own margins. We have reduced the price of some of our electric bike batteries in the past in order to meet market demand and expect to continue to face market-driven downward pricing pressures in the future. Our revenue and profitability will suffer if we are unable to offset any declines in our average selling prices by developing new or enhanced products with higher selling prices or gross profit margins, increasing our sales volumes or reducing our costs on a timely basis.

We extend relatively long payment terms to some large customers.

As is customary in our industry in the PRC, we extend relatively long payment terms to some large customers. In 2020, it generally took 90 days for us to collect payments from our major customers. Due to the large size of many of our orders, these extended terms may adversely affect our cash flow and our ability to fund our operations out of our operating cash flows.

While our revenue grew by $15.4 million, or 69% for the year ended December 31, 2020 compared to the prior year, our trade accounts and bills receivable increased by $21.6 million, or 272% as of December 31, 2020 compared to that as of December 31, 2019. Although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of large amounts of accounts receivable and actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flows.

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

Our sales contracts typically provide for a non-binding, three-month forecast on the quantity of products that our customers may purchase from us. We typically have only a 15-day to 30-day lead time to manufacture products to meet our customers’ requirements once our customers place orders with us. To meet the short delivery deadline, we generally make significant decisions on our production level and timing, procurement, facility requirements, personnel needs and other resources requirements based on our estimate in light of this forecast, our past dealings with such customers, market conditions and other relevant factors. Our customers’ final purchase orders may not be consistent with our estimates. If the final purchase orders substantially differ from our estimates, we may have excess product inventory or product shortages. Excess product inventory could result in unprofitable sales or write-offs as our products are susceptible to obsolescence and price declines. Producing additional products to make up for any product shortages within a short time frame may be difficult, making us unable to fill out the purchase orders. In either case, our results of operation would fluctuate from period to period.

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

With respect to the sale of our battery products, we typically offer warranties against any defects due to product malfunction or workmanship for a period of six months-to-eight years from the date of purchase, including a period of six to twenty-four months for battery cells, and a period of twelve to twenty-seven months for battery modules for electric bicycles, and a period of three years to eight years (or 120,000 or 200,000 km if reached sooner) for battery modules for electric vehicles. We provide a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event that we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

We do not have insurance coverage against damages or losses of our products. Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

We have not purchased product liability insurance to provide against any claims against us based on our product quality. As a result, defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share, and any of our products are found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacements, provide refunds, or pay damages. We may be required to incur substantial amounts to indemnify our customers in respect of their product quality claims against us, which would materially and adversely affect the results of our operations and severely damage our reputation.

We do not have insurance coverage against all the damages or losses of our facilities.

We currently have insurance coverage for certain pledged machinery and equipment and pledged buildings located at our facilities. We expect we will purchase related insurance for the remaining buildings when we obtain their property ownership certificates. If we were to suffer any losses or damages to any of the facilities before the purchase of insurance policies that provide adequate coverage, our business, financial condition and results of operations may be materially and adversely affected.

We depend on third parties to supply key raw materials and components to us. Failure to obtain a sufficient supply of these raw materials and components in a timely fashion and at reasonable costs could significantly delay our production and shipments, which would cause us to breach our sales contracts with our customers.

We purchase from Chinese domestic suppliers for certain key raw materials and components such as electrolytes, electrode materials and separators. We have purchased raw materials and components on the basis of purchase orders. In the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these raw materials and components from our existing suppliers or alternates in a timely fashion or at a reasonable cost. If we fail to secure a sufficient supply of key raw materials and components in a timely fashion, it would result in a significant delay in our production and shipments, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain sufficient supply of these raw materials and components at a reasonable cost could also harm our revenue and gross profit margins.

Fluctuations in prices and availability of raw materials, particularly Ni, Co, Mn, Li2CO3, LiPF6 and LiFePO4, could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

Our operating results could be adversely affected by increases in the cost of raw materials, particularly Ni, Co, Mn, Li2CO3, LiPF6 and LiFePO4, the primary cost component of our battery products, or other product parts or components. The price of Ni, Co, Mn, Li2CO3, LiPF6 and LiFePO4 is not stable. If the price increases, it will negatively impact our financial results in years ahead. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements. As a result, a significant increase in the price of one or more raw materials, parts or components or the inability to successfully implement price increases/ surcharges to mitigate such cost increases could have a material adverse effect on our results of operations.

We experience fluctuations in quarterly and annual operating results.

Our quarterly and annual operating results have fluctuated in the past and likely will fluctuate in the future. The demand for our products is driven largely by the demand for the end-product applications that are powered by our products. Accordingly, the rechargeable battery industry is affected by market conditions that are often outside our control. Our results of operations may fluctuate significantly from period to period due to a number of factors, including seasonal variations in customers’ demand for batteries and their end applications, capacity ramp up by competitors, industry-wide technological changes, the loss of a key customer and the postponement, rescheduling or cancellation of large orders by a key customer. As a result of these factors and other risks discussed in this section, period-to-period comparisons should not be relied upon to predict our future performance.

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

For the years ended December 31, 2020 and 2019, we derived 5.6% and 2.5%, respectively, of our sales from outside the PRC mainland. We still deem overseas market as an important revenue source for us, and have been actively exploring overseas customers. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chairman, Chief Executive Officer, President Mr. Yunfei Li and our Interim Chief Financial Officer, Ms. Xiangyu Pei. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we may encounter similar problems, but on a compounded basis. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our current or former executive officers and the Company, it is hard to predict the extent to which any of these agreements could be enforced in China, where these executive officers reside, in light of the uncertainties with China’s legal system.

We have experienced significant management changes which could increase our control risks and have a material adverse effect on our ability to do business and our results of operations.

Since 2009, we have had a number of changes in our senior management, including multiple changes in our Chief Financial Officer. The magnitude of these past and potential changes and the short time interval in which they have occurred or may occur, particularly during a time of economic or financial crisis, add to the risks of control failures, including a failure in the effective operation of our internal control over financial reporting or our disclosure controls and procedures. Control failures could result in material adverse effects on our financial condition and results of operations. It may take time for the new management team to become sufficiently familiar with our business and each other to effectively develop and implement our business strategies. The turnover of key management positions could further harm our financial performance and results of operations. Management attention may be diverted from regular business concerns by reorganizations.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this annual report. Our management has identified the following material weakness in our internal control over financial reporting: we did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements, and there was insufficient accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America, or U.S. GAAP, commensurate with our financial reporting requirements. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy this material weakness. Since September 2016, we have regularly offered our financial personnel trainings on internal control and risk management. Since November 2016, we have regularly provided trainings to our financial personnel on U.S. GAAP accounting guidelines. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

Our auditors, based in Hong Kong, China, like other independent registered public accounting firms operating in China and to the extent their audit clients have operations in China, is not permitted to be subject to full inspection by the Public Company Accounting Oversight Board and, as such, you may be deprived of the benefits of such inspection. In addition, as a result of the enactment of the Holding Foreign Companies Accountable Act, we could be delisted if we were unable to cure the situation to meet the PCAOB inspection requirement in time.

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

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, on December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law. This act amends the Sarbanes-Oxley Act of 2002 to direct the SEC to prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded “over-the-counter” if the auditor of the registrant’s financial statements is not subject to PCAOB inspection for three consecutive years after the law becomes effective. On March 24, 2021, SEC announced it has adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. As a result, we could be delisted if we are unable to cure the situation to meet the PCAOB inspection requirement in time.

We may be adversely affected by the outcome of litigation against us in China.

As described in detail under Note 23 (ii) to our audited consolidated financial statements included in this report, in recent years, we have been subject to an array of lawsuits in China, most of which arose out of failure to make timely payments pursuant to contracts with our suppliers, vendors or contractors. As a result, we and our Chief Executive Officer, Yunfei Li, are subject to court orders restricting high spending. Such orders, among others, prohibit us from investing in or building high-end properties but allow us to construct production facilities.

We believe that some of plaintiffs’ claims in the above lawsuits are without merit and we are vigorously defending ourselves. There is no assurance that we will be successful in the lawsuits. In the event that plaintiffs prevail in the lawsuit, unfavorable court judgment could have an adverse effect on our business, financial condition and results of operations.

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

There are numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

●	changes in financial estimates by us or by any securities analysts who might cover our shares;

●	speculation about our business in the press or the investment community;

●	significant developments relating to our relationships with our customers or suppliers;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industries;

●	customer demand for our products;

●	investor perceptions of our industry in general and our company in particular;

●	the operating and stock performance of comparable companies;

●	general economic conditions and trends;

●	major catastrophic events;

●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

●	changes in accounting standards, policies, guidance, interpretation or principles;

●	loss of external funding sources;

●	sales of our shares, including sales by our directors, officers or significant shareholders; and

●	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their share price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. For example, from September 1, 2020 through December 31, 2020 the closing price of our common stock on the NASDAQ Capital Market has ranged from a high of $11.30 to a low of $0.66. These market fluctuations may adversely affect the price of our shares and other interests in our company at a time when you want to sell your interest in us.

Techniques employed by short sellers may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s interest for the price of the security to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a security short. These short attacks have, in the past, led to selling of shares in the market.

Public companies that have substantially all of their operations in China have been the subject of short selling. Much of the scrutiny and negative publicity has centered on allegations of a lack of effective internal control over financial reporting resulting in financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result, a number of targets of such efforts are now conducting internal and external investigations into the allegations and, in the interim, are subject to shareholder lawsuits and/or SEC enforcement actions.

We have become the subject of certain unfavorable allegations. Although we believe such allegations are untrue, inaccurate or inflated, we have expended resources to investigate such allegations and defend ourselves and we may need to expend more resources in connection with these allegations in the future, which could be costly and time-consuming and could distract our management from growing our business. The allegations against us may severely impact our stock price and disrupt our business operations. Any investment in our common stock could be greatly reduced or even rendered worthless due to such allegations.

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

On February 20, 2020, we received notice from the Listing Qualifications Department of The NASDAQ Stock Market (“Nasdaq”) indicating that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share and as a result, the Company was no longer in compliance with the NASDAQ Listing Rule 5550(a)(2). We regained compliance with the minimum bid price rule on October 2, 2020.

We cannot assure you that the Company will continue to comply with the requirements for continued listing on the NASDAQ Capital Market in the future. If our common stock loses its status on the NASDAQ Capital Market, our common stock would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Such delisting from the NASDAQ Capital Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

You may experience dilution to the extent that shares of our common stock are issued upon the exercise of outstanding warrants or other securities that we may issue in the future.

You may experience dilution to the extent that shares of our common stock are issued upon the exercise of outstanding warrants of the Company, and if we issue additional equity securities, or there are any issuances and subsequent exercises of stock options issued in the future. On February 10, 2021, pursuant to a certain Securities Purchase Agreement, dated February 8, 2021, we issued to certain investors (i) in a private placement, Series A-1 warrants to purchase a total of 4,469,988 shares of common stock, at a per share exercise price of $7.67 and exercisable for 42 months from the date of issuance; (ii) in a registered direct offering, certain Series B warrants to purchase a total of 4,469,988 shares of common stock, at a per share exercise price of $7.83 and exercisable for 90 days from the date of issuance; and (iii) in the registered direct offering, certain Series A-2 warrants to purchase up to 2,234,992 shares of common stock, at a per share exercise price of $7.67 and exercisable for 45 months from the date of issuance. Prior to that, in December 2020, we issued to the same investors warrants to purchase an aggregate of 3,795,920 shares of common stock at an exercise price of $6.46 per share. These warrants are exercisable until 36 months after the date of issuance. The exercise prices of all of the above warrants are subject to full-ratchet anti-dilution adjustment in the case of future issuances or deemed issuances of shares of common stock below the warrants’ exercise price then in effect, as well as customary adjustment in case of stock splits, stock dividends, stock combinations and similar recapitalization transactions. In addition, we issued to Mr. Jian Ke placement agent warrants to purchase up to 379,592 shares of common stock at an exercise price of $6.475 per share in December 2020 and the placement agent warrant to purchase up to 446,999 shares of common stock at an exercise price of $9.204 per share in February 2021. These warrants also bear customary anti-dilution protections in the event of stock dividends or splits, business combination, sale of assets, similar recapitalization transactions, or other similar transactions.

Our directors and executive officers, collectively, own approximately 12.79% of our outstanding common stock and may possess significant influence in or control over our management and affairs.

Mr. Yunfei Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owns an aggregate of 12.79% of our outstanding common stock as of April 9, 2021. As a result, our directors and executive officers, acting together, may have significant influence in or control over our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

GENERAL RISK FACTORS

If we cannot continue to develop new products in a timely manner, and at favorable margins, we may not be able to compete effectively.

The battery industry has been notable for the pace of innovations in product life, product design and applied technology. We have made, and will continue to make, investments in research and development with the goal of further innovation. The successful development and introduction of new products and line extensions face the uncertainty of customer acceptance and reaction from competitors, as well as the possibility of cannibalization of sales of our existing products. In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can:

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

As a manufacturer, we are subject to various PRC environmental laws and regulations on air emission, wastewater discharge, solid waste and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times as the PRC environmental legal regime is evolving and becoming more stringent. Therefore, if the PRC government imposes more stringent regulations in the future, we will have to incur additional substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in material aspects, we may suffer from negative publicity and may be required to pay substantial fines, suspend or even cease operations. Failure to comply with PRC environmental laws and regulations may materially and adversely affect our business, financial condition and results of operations.

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

If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies have also been subject to shareholder lawsuits and SEC enforcement actions, and have been conducting internal and external investigations into the allegations. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and your investment in our stock could be rendered worthless.

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

We are constructing the facilities of our Phase One Nanjing site, which occupies an area of 10,268 square meters.

Nanjing Daxin has rented facilities in Nanjing, including administrative offices, manufacturing and warehousing facilities occupying an area of 6,615 square meters.

We believe that these facilities will meet our recent business needs as well as the needs of our expanded operations in the future.

The following table sets forth the breakdown of our facilities as of December 31, 2020 based on use:

Facility	Usage	Area (m2 )
Constructions completed	Manufacturing	33,138
	R&D and administrative	4,276
	Warehousing	3,197
	Other facilities	4,317
	Subtotal	44,928

Constructions in progress	Manufacturing	16,908
	Warehousing	12,421
	Subtotal	29,329

Facilities rented	Manufacturing	10,598.2
	Warehousing	1,364.8
	Administrative	4,140
	Other facilities	780
	Subtotal	16,883

Dalian CBAK Power facilities site area	Total	74,257
Nanjing Daxin facility site area	Total	6,615
Nanjing CBAK facilities site area	Total	10,268

See Item 1 Business – Overview of Our Business – Expansion of Manufacturing Capabilities for information related to the construction of our Nanjing facilities.

We currently have insurance coverage for certain pledged machinery and equipment and pledged buildings located at our owned facilities. We expect we will purchase related insurance for the remaining buildings when we obtain their property ownership certificates. If we were to suffer any losses or damages to any of the facilities before the purchase of insurance policies that provide adequate coverage, our business, financial condition and results of operations may be materially and adversely affected.

ITEM 3. LEGAL PROCEEDINGS.

See Note 23 (ii) to our audited consolidated financial statements included in this report.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Effective June 21, 2019, the Company’s Common Stock started trading on the Nasdaq Capital Market under the symbol “CBAT.”

Approximate Number of Holders of Our Common Stock

As of April 9, 2021, there were approximately 51 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name.”

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2020 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2020 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2020.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

We are engaged in developing, manufacturing and selling new energy high power lithium batteries, which are mainly used in the following applications:

●	Electric vehicles (“EV”), such as electric cars, electric buses, hybrid electric cars and buses;

●	Light electric vehicles (“LEV”), such as electric bicycles, electric motors, sight-seeing cars; and

●	Electric tools, energy storage including but not limited to uninterruptible power supply application, and other high-power applications.

We generated revenues from the manufacture and sale of high-power lithium batteries and raw materials for lithium batteries of $37.6 million and $22.2 million for the fiscal years ended December 31, 2020 and 2019, respectively. We incurred a net loss of $7.8 million and $10.9 million during the fiscal years ended December 31, 2020 and 2019, respectively. Our revenues in relation to electric vehicles are, to some extent, adversely impacted by the reduction of government subsidies to new energy vehicles. However, new revenues driven from the trading of raw materials for lithium batteries, as well as the continuous climb of sales in uninterruptible supplies and light-electric-vehicle related products, contributed to the increase. For more details, see “Item 1. Business—Overview of Our Business.” Accordingly, net revenues from sales of batteries for uninterruptable supplies was $22.7 million for the fiscal year ended December 31, 2020, as compared to $17.7 million for fiscal year ended December 31, 2019, an increase of $5 million, or 28.2%. Net revenues from raw materials for lithium batteries was $14.5 million for the fiscal year ended December 31, 2020, as compared to nil for fiscal year ended December 31, 2019, an increase of $14.5 million, or 100%. With the announced ultra-low-temperature battery technology, we believe that our revenues in the energy storage market will continue to grow. In addition, net revenues from sales of batteries for light electric vehicles was $39,428 for the fiscal year ended December 31, 2020, as compared to $16,147 for fiscal year ended December 31, 2019, an increase of $23,281, or 144.0%. We believe the government policies relating to new energy will in the long term encourage the production of new energy vehicles, optimize the structure of the new energy vehicles industry, enhance technical standards of the industry and strengthen its core competitiveness, which ultimately would foster strategic development of the new energy vehicles. In addition, our latest development of 32140 batteries and our planned investment in the R&D of 46800 batteries will help us regain competitiveness in both LEV/EV markets with the appropriate products. Therefore, the demand for new energy likely will grow in the future and we will be able to secure more potential orders from the new energy market.

We have completed the construction of a cylindrical power battery manufacturing plant and a power battery packing plant of our Dalian facilities which started commercial production in July 2015. We have received and been utilizing most of BAK Tianjin’s operating assets relocated to our Dalian facilities, including its machinery and equipment for battery production and battery pack production, customers, management team and technical staff, patents and technologies. We also started the investments in and construction of our Nanjing facilities, which is designed to comprise of two phases. The first phase is in the process of interior renovation and equipment purchase. Phase One has an area of approximately 10,000 square meters at nearly no cost due to the government’s low rentals. Phase Two is currently under construction design process. The Nanjing facilities, once built, are expected to provide at least 8GWh capacity to support our demand. We have also purchased machinery and equipment to expand our manufacturing capabilities. Moreover, given the equity and debt financings we have obtained recently, we believe that with the booming future market demand for high power lithium-ion products, we can continue as a going concern and return to profitability.

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

Financial Statement Presentation

Net revenues. The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We expense incremental costs of obtaining a contract as and when incurred it the expected amortization period of the asset that it would have recognized is on year or less or the amount is immaterial.

Revenue from product sales is recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers.

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

Results of Operations

Comparison of Years Ended December 31, 2019 and December 31, 2020

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Years Ended		Change
	December 31, 2019	December 31, 2020	$	%
Net revenues	$22,194	$37,566	15,372	69
Cost of revenues	(21,572)	(34,852)	(13,280)	62
Gross profit	622	2,714	2,092	336

Operating expenses:
Research and development expenses	(1,906)	(1,679)	227	(12)
Sales and marketing expenses	(1,021)	(701)	320	(31)
General and administrative expenses	(4,412)	(3,746)	666	(15)
Impairment charge on property, plant and equipment	(2,326)	(4,346)	(2,020)	87
Provision for doubtful accounts	(1,046)	(722)	324	(31)
Total operating expenses	(10,711)	(11,194)	(483)	5
Operating loss	(10,089)	(8,480)	1,609	(16)
Finance expense, net	(1,385)	(1,399)	(14)	1
Other income (expense), net	620	(40)	(660)	(106)
Change in fair value of warrants liability	-	2,072	2,072	100
Loss before income tax	(10,854)	(7,847)	3,007	(28)
Income tax expenses	-	-	-	-
Net loss	$(10,854)	(7,847)	3,007	(28)
Less: Net loss attributable to non-controlling interests	86	40	(46)	(53)
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	(10,768)	$(7,807)	2,961	(27)

Net revenues. Net revenues were $37.6 million for the fiscal year ended December 31, 2020, as compared to $22.2 million for the fiscal year ended December 31, 2019, an increase of $15.4 million, or 69%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts, other than percentage, in thousands of U.S. dollars)

	Years Ended		Change
	December 31, 2019	December 31, 2020	$	%
High-power lithium batteries used in:
Electric vehicles	$4,509	$260	(4,249)	(94)
Light electric vehicles	16	39	23	144
Uninterruptable supplies	17,669	22,749	5,080	29
	22,194	23,048	854	4
Raw materials used in lithium batteries	-	14,518	14,518	100
Total	$22,194	$37,566	15,372	69

Net revenues from sales of batteries for electric vehicles were $259,955 for the fiscal year ended December 31, 2020, as compared to $4.5 million for 2019, a decrease of approximately $4.2 million, or 94%.

Net revenues from sales of batteries for light electric vehicles was approximately $39,428 for the fiscal year ended December 31, 2020, as compared $16,147 for 2019, representing an increase of $23,281, or 144%.

Net revenues from sales of batteries for uninterruptable supplies was $22.7 million for the fiscal year ended December 31, 2020, as compared to $17.7 million for fiscal year ended December 31, 2019, an increase of $5 million, or 29%. As we focused more on this market in 2020, sale of batteries for uninterruptable power supplies increased significantly.

Net revenues from sales of raw materials used in lithium batteries were $14.5 million for the fiscal year ended December 31, 2020, as compared with nil in the same period in 2019, representing an increase of $14.5 million. We obtained favorable prices on bulk purchase of raw materials from certain suppliers, and generated gross profit in the fiscal year ended December 31, 2020.

Cost of revenues. Cost of revenues increased to $34.9 million for the fiscal year ended December 31, 2020, as compared to $21.6 million for 2019, an increase of $13.3 million, or 62%. The increase in cost of revenues was mainly due to increased net revenues. Included in cost of revenues were write down of obsolete and slow-moving inventories of $0.8 million for the year ended December 31, 2019, while it was $1.5 million for the year ended 2020. We write down the inventory value whenever there is an indication that it is impaired. The increase in write down of inventory is mainly due to the increase of slow-moving inventory. Further write-down may be necessary if market conditions continue to deteriorate.

Gross profit. Gross profit for the year ended December 31, 2020 was $2.7 million, or 7.2% of net revenues as compared to gross profit of $0.6 million, or 2.8% of net revenues, for the fiscal year ended December 31, 2019. Our new Dalian facilities commenced manufacturing activities in July 2015. With our sustained effort, the quality passing rate of our product has improved due to cost control and enhancement works on production line.

Research and development expenses. Research and development expenses decreased to $1.7 million for the year ended December 31, 2020, as compared to $1.9 million for 2019, a decrease of $0.2 million, or 12%. The decrease was primarily resulted from the decrease of salaries and social insurance expenses by approximately $0.3 million due to the suspension of our operations in the first quarter of 2020 and the Chinese government’s social security relief for enterprises, in response to COVID-19.

Sales and marketing expenses. Sales and marketing expenses decreased to $0.7 million for the year ended December 31, 2020, as compared to $1.0 million for 2019, a decrease of $0.3 million, or 31%. The decrease was resulted from the decrease of salaries and social insurance expenses by approximately $0.2 million due to the suspension of our operations in the first quarter of 2020 and the Chinese government’s social security relief for enterprises, in response to COVID-19 and decrease of $0.1 million in provision for warranty expenses.

General and administrative expenses. General and administrative expenses decreased to $3.7 million for the year ended December 31, 2020, as compared to $4.4 million for 2019, a decrease of $0.7 million, or 15%. The decrease was primarily resulted from the decrease of salaries and social insurance expenses by approximately $0.6 million due to the suspension of our operations in the first quarter of 2020 and the Chinese government’s social security relief for enterprises, in response to COVID-19. We also continued to tighten cost control in order to improve profitability.

Property, plant and equipment impairment charge. During the course of our strategic review of our operations, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $2.3 million and $4.3 million, respectively.

Provision for doubtful accounts. Provision for doubtful accounts decreased to $0.7 million for the year ended December 31, 2020, as compared to $1.0 million for 2019. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $8.5 million for the year ended December 31, 2020, as compared to $10.1 million for 2019, a decrease of $1.6 million or 16%.

Finance expense, net. Finance expense, net was $1.40 million for the year ended December 31, 2020, as compared to $1.39 million for 2019, an increase of $0.01 million or 1%.

Other income (expenses), net. Other expenses were $0.04 million for the year ended December 31, 2020, as compared to other income of approximately $0.6 million for 2019.

Net loss. As a result of the foregoing, we had a net loss of $7.8 million for the year ended December 31, 2020, compared to a net loss of $10.9 million for 2019.

Liquidity and Capital Resources

We had financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock.

We incurred a net loss of $7.8 million in the fiscal year ended December 31, 2020. As of December 31, 2020, we had cash and cash equivalents and restricted cash of $20.7 million. Our total current assets were $63.3 million and our total current liabilities were $73.7 million, resulting in a net working capital deficiency of $10.5 million. These factors raise substantial doubts about our ability to continue as a going concern.

On June 4, 2018, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $30.63 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, which is currently 6.175% per annum. Under the facilities, we borrowed RMB126.0 million ($18.1 million), RMB23.3 million ($3.3 million), RMB9.0 million ($1.3 million) and RMB9.5 million ($1.4 million) on June 12, June 20, September 20, and October 19, 2018, respectively. The loans are repayable in six installments of RMB0.8 million ($0.12 million) on December 10, 2018, RMB24.3 million ($3.50 million) on June 10, 2019, RMB0.8 million ($0.12 million) on December 10, 2019, RMB74.7 million ($10.7 million) on June 10, 2020, RMB0.8 million ($0.12 million) on December 10, 2020 and RMB66.3 million ($9.6 million) on June 10, 2021. We repaid the bank loan of RMB0.8 million ($0.12 million), RMB24.3 million ($3.72 million) and RMB0.8 million ($0.12 million) in December 2018, June 2019 and December 2019, respectively.

On June 28, 2020, we entered into a supplemental agreement with China Everbright Bank Dalian Branch to change the repayment schedule. According to the modification agreement, the remaining RMB141.8 million (approximately $21.72 million) loans are repayable in eight instalments consisting of RMB1.09 million ($0.17 million) on June 10, 2020, RMB1 million ($0.15 million) on December 10, 2020, RMB2 million ($0.31 million) on January 10, 2021, RMB2 million ($0.31 million) on February 10, 2021, RMB2 million ($0.31 million) on March 10, 2021, RMB2 million ($0.31 million) on April 10, 2021, RMB2 million ($0.31 million) on May 10, 2021, and RMB129.7 million ($19.9 million) on June 10, 2021, respectively. We repaid the bank loan of RMB1.09 million ($0.17 million) and RMB51 million ($7.8 million) in June and December 2020, respectively.

As a result, the balance of loan that we borrowed from China Everbright Bank Dalian Branch as of December 31, 2020 was RMB89.7 million ($13.7 million). The facilities were secured by our Dalian site’s land use rights and part of our Dalian site’s buildings, machinery and equipment.

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

In October 2019, we borrowed a total of RMB28 million (approximately $4.12 million) in the form of bills payable from China Everbright Bank Dalian Branch for a term until October 15, 2020, which was secured by the Company’s cash totaled RMB28 million (approximately $4.12 million. We discounted these bills payable of even date to China Everbright Bank at a rate of 3.30%. We repaid the bills on October 15, 2020.

In December 2019, we obtained banking facilities from China Everbright Bank Dalian Branch totaled RMB39.9 million (approximately $6.1 million) for a term until November 6, 2020, bearing interest at 5.655% per annum. The facility was secured by 100% equity in CBAK Power held by BAK Asia and buildings of Hubei BAK Real Estate Co., Ltd., which our CEO Mr. Yunfei Li holding 15% equity interest. Under the facilities, we borrowed RMB39.9 million (approximately $6.1 million) on December 30, 2019. We repaid the bank loan of RMB39.9 million (approximately $6.1 million) in December 2020.

From July to December 2020, we borrowed a series of acceptance bills from China Merchants Bank totaled RMB24.9 million (approximately $3.82 million) for various terms through January to June 2021, which was secured by our cash totaled RMB24.9 million (approximately $3.82 million).

In December 2020, we borrowed a series of acceptance bills from Agricultural Bank of China totaled RMB32.5 million (approximately $4.97 million) for various terms through January to June 2021, which was secured by our cash totaled RMB32.5 million (approximately $4.97 million).

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

In March 2020, we obtained additional one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $5.9 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, we borrowed RMB24.2 million ($3.5 million) on March 13, 2020, bearing annual interest of 13.5%. We fully repaid the loan principal and accrued interests in December 2020.

As of December 31, 2020, we had unutilized committed banking facilities of $4.9 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

In addition, we have obtained funds through private placements, registered direct offerings and other equity and note financings:

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

On June 8, 2020, we entered into a fourth exchange agreement (the “Fourth Exchange Agreement”) with the Lender, pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $100,000 from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the partitioned promissory note for the issuance of 271,739 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On June 10, 2020, we entered into a fifth exchange agreement (the “Fifth Exchange Agreement”) with the Lender, pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $150,000 from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the partitioned promissory note for the issuance of 407,609 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On July 6, 2020, we entered into a sixth exchange agreement (the “Sixth Exchange Agreement”) with the Lender, pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $250,000 from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the partitioned promissory note for the issuance of 461,595 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On July 8, 2020, we entered into certain exchange agreement with the Lender, pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $250,000 from the outstanding balance of certain promissory note that the Company issued to the Lender on December 30, 2019, which has an original principal amount of $1,670,000, and (ii) exchange the partitioned promissory note for the issuance of 453,161 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On July 29, 2020, we entered into a seventh exchange agreement (the “Seventh Exchange Agreement”) with the Lender, pursuant to which the Company and the Lender agreed to (i) partition a new promissory note in the original principal amount equal to $365,000 from the outstanding balance of certain promissory note that the Company issued to the Lender on July 24, 2019, which has an original principal amount of $1,395,000, and (ii) exchange the partitioned promissory note for the issuance of 576,802 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On October 12, 2020, we entered into an amendment to promissory notes (the “Amendment”) with the Lender, pursuant to which the Lender has the right at any time until the outstanding balance of the notes has been paid in full, at its election, to convert all or any portion of the outstanding balance of the notes into shares of common stock of the Company. The conversion price for each conversion will be calculated pursuant to the following formula: 80% multiplied by the lowest closing price of the Company common stock during the ten (10) trading days immediately preceding the applicable conversion. Notwithstanding the foregoing, in no event will the conversion price be less than $1.00.

According to the Amendment, on October 13, 2020, we exchanged part of the outstanding balances of the notes for the issuance of 709,329 shares of the Company’s common stock, par value $0.001 per share to the Lender.

On October 20, 2020, the Company exchanged the remaining balance of $778,252 under the notes for the issuance of 329,768 shares of common stock, par value $0.001 per share to the Lender.

On November 5, 2020, Tillicum Investment Company Limited entered into an agreement with CBAK Nanjing and Shenzhen ESTAR Industrial Company Limited (the Company’s equipment supplier) whereby Shenzhen ESTAR Industrial Company Limited assigned its rights to the unpaid equipment cost owed by CBAK Power of approximately $$11.17 million (RMB75,000,000) (the “Seventh Debt”) to Tillicum Investment Company Limited.

On November 11, 2020, we entered into a cancellation agreement with Tillicum Investment Company Limited. Pursuant to the terms of the cancellation agreement, Tillicum Investment Company Limited agreed to cancel the Seventh Debt in exchange for 3,192,291 shares of common stock of the Company, at an exchange price of $3.5 per share. Upon receipt of the shares, the creditor released the Company from any claims, demands and other obligations relating to the Seventh Debt.

On December 8, 2020, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued in a registered direct offering, an aggregate of 9,489,800 shares of common stock of the Company at a per share purchase price of $5.18, and warrants to purchase an aggregate of 3,795,920 shares of common stock of the Company at an exercise price of $6.46 per share exercisable for 36 months from the date of issuance, for gross proceeds of approximately $49.16 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.

On February 8, 2021, we entered into another securities purchase agreement with the same investors, pursuant to which we issued in a registered direct offering, an aggregate of 8,939,976 shares of common stock of the Company at a per share purchase price of $7.83. In addition, we issued to the investors (i) in a concurrent private placement, the Series A-1 warrants to purchase a total of 4,469,988 shares of common stock, at a per share exercise price of $7.67 and exercisable for 42 months from the date of issuance; (ii) in the registered direct offering, the Series B warrants to purchase a total of 4,469,988 shares of common stock, at a per share exercise price of $7.83 and exercisable for 90 days from the date of issuance; and (iii) in the registered direct offering, the Series A-2 warrants to purchase up to 2,234,992 shares of common stock, at a per share exercise price of $7.67 and exercisable for 45 months from the date of issuance. We received gross proceeds of approximately $70 million from the registered direct offering and the concurrent private placement, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.

We currently are expanding our product lines and manufacturing capacity in our Dalian and Nanjing plants, which require more funding to finance the expansion. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew these loans upon maturity, if required, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining this financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31,	December 31,
	2019	2020
Net cash used in operating activities	$(21,222)	$(5,097)
Net cash used in investing activities	(2,420)	(5,710)
Net cash provided by financing activities	13,550	25,827
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(463)	(1,482)
Net increase (decrease) in cash and cash equivalents and restricted cash	(10,555)	13,538
Cash and cash equivalents and restricted cash at the beginning of the year	17,689	7,134
Cash and cash equivalents and restricted cash at the end of the year	$7,134	$20,672

Operating Activities

Net cash used in operating activities was $5.1 million in the year ended December 31, 2020, as compared to net cash used in operating activities of $21.2 million in 2019. The net cash used in operating activities in 2020 was mainly attributable to our net loss (before loss on disposal of property, plant and equipment, impairment charge of property, plant and equipment and excluding non-cash depreciation and amortization and changes in fair value of warrants liability) of $2.9 million, an increase of $20.8 million for trade accounts and bills receivable partially offset by an increase of $11.1 million on trade accounts and bills payables, an increase of $3.4 million payable to former subsidiary and $2.9 million government grants received.

The net cash used in operating activities in 2019 was mainly attributable to our net loss (before loss on disposal of property, plant and equipment, impairment charge of property, plant and equipment and excluding non-cash depreciation and amortization) of $5.8 million, $30.5 million on settlement of trade accounts and bills payable and $2.0 million on settlement paid to our former subsidiaries, partially offset by a decrease of $10.3 million for trade accounts and bills receivable, a decrease of $2.8 million in prepayments and other receivables and an increase of $1.1 million of accrued expenses and other payables and product warranty provision.

Investing Activities

Net cash used in investing activities increased to $5.7 million in the fiscal year ended December 31, 2020, from $2.4 million in 2019. The net cash used in investing activities in 2020 and 2019 mainly included purchases of property, plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $25.8 million in the fiscal year ended December 31, 2020, compared with $13.6 million in 2019. The net cash provided by financing activities for the year ended December 31, 2020 mainly comprised of $45.3 million net proceeds from issuance of shares to institutional investors, $3.5 million borrowings from unrelated parties, partially offset by repayment of bank borrowings of $13.3 million and repayment of borrowings from unrelated parties of $9.8 million.

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

As of December 31, 2020, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
China Everbright Bank	$18,672	$13,740

Other line of credit:
China Merchants Bank	3,819	3,819
Agricultural Bank of China	4,972	4,972
	8,791	8,791

Other short-term loan:
Jilin Province Trust Co., Ltd	$2,420	$-
Total	$29,883	$22,531

Capital Expenditures

We incurred capital expenditures of $17.5 million and $2.5 million in fiscal years ended December 31, 2020 and December 31, 2019, respectively. Our capital expenditures in 2020 were used primarily to construct our Dalian facility and Nanjing facility. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31, 2019	December 31, 2020
Purchase of property, plant and equipment and construction in progress	$2,453	$17,528

We estimate that our total capital expenditures in fiscal year 2021 will reach approximately $15.2 million. Such funds will be used to renovate the current product lines and construct new plant with new product lines and battery module packing lines.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2020:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	More than 3 years
Contractual Obligations
Current maturities of long-term bank loans	$13,740	$13,740	$-	$-
Bills payables	8,791	8,791	-	-
Payable to former subsidiaries	627	627	-	-
Other short-term loans	1,254	1,254	-	-
Capital injection to CBAK Trading	2,565	2,565	-	-
Capital injection to CBAK Power	30,000	30,000	-	-
Capital injection to CBAK Energy	45,600	45,600	-	-
Capital injection to CBAK Nanjing	64,710	64,710	-	-
Capital injection to Nanjing CBAK	77,582	77,582	-	-
Capital injection to Nanjing Daxin	7,659	7,659	-	-
Capital commitments for construction of buildings	2,465	2,465	-	-
Capital commitments for purchase of equipment	10,308	10,308	-	-
Future interest payment on bank loans	379	379	-	-
Total	$265,680	$265,680	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2020.

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

Warrant Liability

For warrants that are not indexed to the Company’s stock, the Company records the fair value of the issued warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statement of operations and comprehensive income. The warrant liability is recognized in the balance sheet at the fair value (level 3). The fair value of these warrants has been determined using the Binomial model.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	Fiscal Year Ended
	December 31,	December 31,
	2019	2020
Balance sheet items, except for equity accounts	6.9630	6.5286
Amounts included in the statement of income and comprehensive loss and statement of cash flows	6.9073	6.9032

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2019 AND 2020

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

CBAK Energy Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBAK Energy Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of December 31, 2020. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of December 31, 2020. The Company has contractual obligations such as commitments for purchases of equipment, building constructions cost, payable, capital injection to subsidiaries and short-term loan (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures and, if necessary, obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access such financing, the Company can manage cash outflows to meet the obligations through reductions in capital expenditures and other operating expenditures.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented included the revenue growth and gross margin assumptions underlying its forecast operating cash flows, its ability to reduce capital expenditures and other operating expenditures, its ability to access funding from the capital market and its ability to obtaining loans from existing directors and shareholders. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) testing key assumptions underlying management’s forecast operating cash flows, including revenue growth and gross margin assumptions; (ii) evaluating the probability that the Company will be able to access funding from the capital market; (iii) evaluating the probability that the Company will be able to reduce capital expenditures and other operating expenditures if required and (iv) evaluating the probability that the Company will be able to obtain the loan from existing directors and shareholders.

Inventory write-down

As described in Note 2 of the consolidated financial statements, inventories are stated at the lower of cost or net realizable value, with cost determined on a weighted average cost method. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2020, the Company recorded inventory impairment charges of $1.5 million. Inventories include items that have been written down to the Company’s best estimate of their realizable value, which includes consideration of various factors.

We identified the inventory write-down as a critical audit matter. The Company’s determination of future markdowns is subjective. Specifically, there was a high degree of subjective auditor judgment in evaluating how the Company’s merchandising strategy and related inventory markdown assumptions affected the realizable value of inventory.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) observing the physical condition of inventories during inventory counts; (ii) evaluating the appropriateness of management’s process for developing the estimates of net realizable value; (iii) testing the reasonableness of the assumptions about quality, damages, future demand, selling prices and market conditions by considering with historical trends and consistency with evidence obtained in other areas of the audit; and corroborating the assumptions with individuals within the product team; and (iv) assessing the Company’s adjustments of inventory costs to net realizable value for slow-moving and obsolete inventories by (1) comparing the historical estimate for net realizable value adjustments to actual adjustments of inventory costs, and (2) analyzing sales subsequent to the measurement date.

Assessment of impairment of long-lived assets

As discussed in Note 2 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses. Based upon the analysis performed, the Company recognized impairment losses for long-lived assets of $4.3 million for the year ended December 31, 2020.

We identified the assessment of impairment of long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the projections of future cash flows, including the expected production and sales volumes, production costs, operating expenses and discount rates applied to these forecasted future cash flows. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) comparing the methodology used by the Company, that is, recoverable amount calculations based on future discounted cash flows, to industry practice and testing the completeness and accuracy of the underlying data used in the projections; (ii) assessing the reasonableness of the significant assumptions used in the calculations, which comprised of, amongst others, expected production and sales volumes, production costs, operating expenses and discount rates, by comparing them to external industry outlook reports from a number of sources and by analyzing the historical accuracy of management’s estimates; and (iii) involving our valuation specialists to assist us with assessing the appropriateness of the valuation methodologies and the reasonableness of assumptions used, including the discount rates.

Assessment of allowances for doubtful accounts

As discussed in Note 2 to the consolidated financial statements, the allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Outstanding accounts receivable balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Based upon the analysis performed, the Company recognized a provision for doubtful accounts of $0.7 million for the year ended December 31, 2020.

We identified the assessment of allowances for doubtful accounts as a critical audit matter. Specifically, the specific allowance is an estimate that involved assessing the likelihood of collection of a customer’s accounts receivable by considering various factors such as the nature of any dispute, communications from the customer, historical collections, and number of days accounts receivables have been outstanding. Subjective auditor judgment was involved in evaluating the relevance and reliability of the evidence obtained in evaluating these factors.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) investigating significant fluctuations in the specific allowance as compared to net accounts receivable and the prior year specific allowance; (ii) inquiring of Company personnel to evaluate the rationale for establishing a specific allowance for certain customers; (iii) assessing the Company’s estimate of the specific customer allowance by evaluating the underlying contractual documents, historical collection trends, communications with customers and other additional factors; and (iv) evaluating subsequent collections occurring after the balance sheet date and considered the impact of potential subsequent events on the estimate of the specific allowance.

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2016.

Hong Kong, China

April 13, 2021

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2019 and 2020

(In US$ except for number of shares)

		December 31,	December 31,
	Note	2019	2020
Assets
Current assets
Cash and cash equivalents		$1,612,957	$11,681,750
Pledged deposits	3	5,520,991	8,989,748
Trade accounts and bills receivable, net	4	7,952,420	29,571,274
Inventories	5	8,666,714	5,252,845
Prepayments and other receivables	6	4,735,913	7,439,544
Investment in sales-type lease, net	10	-	235,245

Total current assets		28,488,995	63,170,406

Property, plant and equipment, net	8	38,177,565	41,040,370
Construction in progress	9	21,707,624	30,193,309
Right-of-use assets	10	7,194,195	7,500,780
Intangible assets, net	11	15,178	11,807
Investment in sales-type lease, net	10	-	850,407

Total assets		$95,583,557	$142,767,079

Liabilities
Current liabilities
Trade accounts and bills payable	12	$15,072,108	$28,352,292
Current maturities of long-term bank loans	13	16,574,752	13,739,546
Other short-term loans	13	7,351,587	1,253,869
Notes payables	17	2,846,736	-
Accrued expenses and other payables	14	15,527,589	11,645,459
Payables to former subsidiaries, net	7	1,483,352	626,990
Deferred government grants, current	15	142,026	151,476
Product warranty provisions	16	-	155,888
Warrants liability	21	-	17,783,000

Total current liabilities		58,998,150	73,708,520

Long-term bank loans	13	9,519,029	-
Deferred government grants, non-current	15	4,118,807	7,304,832
Product warranty provisions	16	2,246,933	1,835,717
Long term tax payable		7,042,582	7,511,182

Total liabilities		81,925,501	90,360,251

Commitments and contingencies	23

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 53,220,902 issued and 53,076,696 outstanding as of December 31, 2019; and 79,310,249 issued and 79,166,043 outstanding as of December 31, 2020		53,222	79,310
Donated shares		14,101,689	14,101,689
Additional paid-in capital		180,208,610	225,278,113
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(176,177,413)	(183,984,311)
Accumulated other comprehensive loss		(1,744,730)	(239,609)
		17,671,889	56,465,703
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		13,605,279	52,399,093
Non-controlling interests		52,777	7,735
Total equity		13,658,056	52,406,828

Total liabilities and shareholder’s equity		$95,583,557	$142,767,079

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2019 and 2020

(In US$ except for number of shares)

		Year ended	Year ended
	Note	December 31, 2019	December 31, 2020
Net revenues	25	$22,194,348	$37,566,152
Cost of revenues		(21,571,822)	(34,852,132)
Gross profit		622,526	2,714,020
Operating expenses:
Research and development expenses		(1,905,504)	(1,678,895)
Sales and marketing expenses		(1,020,929)	(701,404)
General and administrative expenses		(4,411,878)	(3,745,676)
Impairment charge on property, plant and equipment	8	(2,326,552)	(4,345,811)
Provision for doubtful accounts	4	(1,046,360)	(721,737)
Total operating expenses		(10,711,223)	(11,193,523)
Operating loss		(10,088,697)	(8,479,503)
Finance expenses, net		(1,384,904)	(1,399,095)
Other income (expenses), net		620,166	(40,170)
Changes in fair value of warrants liability		-	2,072,000
Loss before income tax		(10,853,435)	(7,846,768)
Income tax expense	18	-	-
Net loss		(10,853,435)	(7,846,768)
Less: Net loss attributable to non-controlling interests		85,912	39,870
Net loss attributable to shareholders of CBAK Energy Technology, Inc.		$(10,767,523)	$(7,806,898)

Net loss		(10,853,435)	(7,846,768)
Other comprehensive income (loss)
– Foreign currency translation adjustment		(246,416)	1,499,949
Comprehensive loss		(11,099,851)	(6,346,819)
Less: Comprehensive loss attributable to non-controlling interests		86,538	45,042
Comprehensive loss attributable to CBAK Energy Technology, Inc.		$(11,013,313)	$(6,301,777)

Loss per share	20
– Basic and diluted		$(0.28)	$(0.10)

Weighted average number of shares of common stock:	20
– Basic and diluted		38,965,564	61,992,386

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended 2019 and 2020

(In US$ except for number of shares)

	Common stock issued			Additional	Statutory		Accumulated other	Non-	Treasury shares		Total
	Number		Donated	paid-in	reserves	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	(Note 26)	deficit	loss	interests	of shares	Amount	equity

Balance as of January 1, 2019	26,791,684	$26,792	$14,101,689	$155,931,770	$1,230,511	$(165,409,890)	$(1,498,940)	$11,977	(144,206)	$(4,066,610)	$327,299

Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	127,338	-	-	127,338

Net loss	-	-	-	-	-	(10,767,523)	-	(85,912)	-	-	(10,853,435)

Share-based compensation for employee and director stock awards	-	-	-	770,113	-	-	-	-	-	-	770,113

Common stock issued to employees and directors for stock award	433,337	434	-	(434)	-	-	-		-	-	-

Common stock issued to investors	25,995,881	25,996	-	23,507,161	-	-	-		-	-	23,533,157

Foreign currency translation adjustment	-	-	-	-	-	-	(245,790)	(626)	-	-	(246,416)

Balance as of December 31, 2019	53,220,902	$53,222	$14,101,689	$180,208,610	$1,230,511	$(176,177,413)	$(1,744,730)	$52,777	(144,206)	$(4,066,610)	$13,658,056

Net loss	-	-	-	-	-	(7,806,898)	-	(39,870)	-	-	(7,846,768)

Share-based compensation for employee and director stock awards	-	-	-	803,931	-	-	-	-	-	-	803,931

Common stock issued to employees and directors for stock award	588,663	588	-	(588)	-	-	-		-	-	-

Common stock issued to investors	16,010,884	16,010	-	18,782,068	-	-	-		-	-	18,798,078

Proceeds from issuance of shares and warrants for capital contribution	9,489,800	9,490	-	25,484,092	-	-	-	-	-	-	25,493,582
Foreign currency translation adjustment	-	-	-	-	-	-	1,505,121	(5,172)	-	-	1,499,949

Balance as of December 31, 2020	79,310,249	$79,310	$14,101,689	$225,278,113	$1,230,511	$(183,984,311)	$(239,609)	$7,735	(144,206)	$(4,066,610)	$52,406,828

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Consolidated statements of cash flows

For the years ended December 31, 2019 and 2020

(In US$)

	Year Ended	Year Ended
	December 31, 2019	December 31, 2020
Cash flows from operating activities
Net loss	$(10,853,435)	$(7,846,768)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,753,200	2,700,888
Provision for doubtful accounts	1,046,360	721,737
Write-down of inventories	834,362	1,450,182
Share-based compensation	770,113	803,931
Changes in fair value of warrants liability	-	(2,072,000)
Loss on disposal of property, plant and equipment	213,749	21,317
Impairment charge	2,326,552	4,345,811
Changes in operating assets and liabilities:
Trade accounts and bills receivable	10,313,229	(20,767,355)
Inventories	11,044	2,305,697
Prepayments and other receivables	2,808,375	(2,171,694)
Investment in sales-type lease	-	(1,026,739)
Trade accounts and bills payable	(30,530,773)	11,088,116
Accrued expenses and other payables and product warranty provisions	1,087,216	(975,687)
Trade receivable from and payables to former subsidiaries	(2,002,358)	3,428,010
Government grants	-	2,897,207
Net cash used in operating activities	(21,222,366)	(5,097,347)

Cash flows from investing activities
Proceeds on disposal of property, plant and equipment	32,719	-
Purchases of property, plant and equipment and construction in progress	(2,452,907)	(5,709,975)
Net cash used in investing activities	(2,420,188)	(5,709,975)

Cash flows from financing activities
Capital injection from non-controlling interests	127,338	-
Proceeds from bank borrowings	5,776,497	-
Repayment of bank borrowings	(3,643,971)	(13,325,849)
Borrowings from unrelated parties	6,341,117	3,505,621
Repayment of borrowings from unrelated parties	(14,477)	(9,778,074)
Borrowings from related parties	492,233	-
Repayment of borrowings from related parties	(1,365,714)	-
Borrowings from shareholders	4,053,682	358,358
Repayment of borrowings from shareholders	-	(281,676)
Repayment of earnest money to shareholders	(966,579)	-
Proceeds from issuance of shares	-	45,348,582
Proceeds from issuance of promissory notes (Note 17)	2,750,000	-
Net cash provided by financing activities	13,550,126	25,826,962

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(463,117)	(1,482,090)
Net increase (decrease) in cash and cash equivalents and restricted cash	(10,555,545)	13,537,550
Cash and cash equivalents and restricted cash at the beginning of year	17,689,493	7,133,948
Cash and cash equivalents and restricted cash at the end of year	$7,133,948	$20,671,498
Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$5,975,163	$8,434,331
Non-cash payment for purchases of property, plant and equipment and construction in progress by new vehicles	$-	$644,917

Issuance of common stock (Note 1):
– offset short term borrowings (First Debt, Second Debt and Third Debt)	$15,029,948	$-
– offset construction cost payable (Fourth Debt)	$3,343,378	$-
– offset accounts payable (Fifth Debt) and unpaid earnest money	$5,159,831	$-
– offset repayment of promissory note	$-	$3,339,528
– offset payable to Shenzhen Bak (Sixth Debt)	$-	$4,285,532
– offset construction cost payable (Seventh Debt)	$-	$11,173,018

Cash paid during the year for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$1,378,349	$989,529

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2019 and 2020

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

As of December 31, 2020, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB1.0 million (approximately $0.1 million) to CBAK Suzhou through injection of a series of cash. The Company plan to dissolve CBAK Suzhou in 2021.

On November 21, 2019, Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”) was established as a wholly owned subsidiary of BAK Asia with a registered capital of $50,000,000. Pursuant to CBAK Energy’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Energy on or before November 20, 2022. Up to the date of this report, the Company has contributed $6,920,000 to CBAK Energy.

On July 14, 2020, the Company acquired BAK Asia Investments Limited (“BAK Investments”), a company incorporated under Hong Kong laws, from Mr. Xiangqian Li, the Company’s former CEO, for a cash consideration of HK$1.00. BAK Asia Investments Limited is a holding company without any other business operations.

On July 31, 2020, BAK Investments formed a wholly owned subsidiary CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”) in China with a registered capital of $100,000,000. Pursuant to CBAK Nanjing’s articles of association and relevant PRC regulations, BAK Investments was required to contribute the capital to CBAK Nanjing on or before July 29, 2040. Up to the date of this report, the Company has contributed $46,989,915 to CBAK Nanjing.

On August 6, 2020, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) was established as a wholly owned subsidiary of CBAK Nanjing with a registered capital of RMB700,000,000 (approximately $107 million). Pursuant to Nanjing CBAK’s articles of association and relevant PRC regulations, CBAK Nanjing was required to contribute the capital to Nanjing CBAK on or before August 5, 2040. Up to the date of this report, the Company has contributed RMB270,933,736 (approximately $41.5 million) to Nanjing CBAK.

On November 9, 2020, Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”) was established as a wholly owned subsidiary of CBAK Nanjing with a register capital of RMB50,000,000 (approximately $7.7 million). Up to the date of this report, the Company has contributed RMB10,000,000 (approximately $1.55 million) to Nanjing Daxin.

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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Shenzhen”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014, “Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of December 31, 2019, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC; v) Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”), a wholly owned limited liability company established on November 21, 2019 in the PRC; (vi) BAK Asia Investments Limited (“BAK Investments”), a wholly owned limited liability company incorporated in Hong Kong acquired on July 14, 2020; (vii) CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”), a wholly owned limited liability company established on July 31, 2020 in the PRC; (viii) Nanjing CBAK New Energy Technology Co., Ltd, (“Nanjing CBAK”), a wholly owned limited liability company established on August 6, 2020 in the PRC and (ix) Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”), a wholly owned limited liability company established on November 9, 2020.

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

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of December 31, 2020, Mr. Yunfei Li held 10,785,872 shares or 13.62% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of December 31, 2020. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

On April 10, 2020, each of Mr. Yunfei Li, Mr. Ping Shen and Asia EVK entered into an agreement with CBAK Power and Shenzhen BAK, whereby Shenzhen BAK assigned its rights to the unpaid inventories cost (note 7) owed by CBAK Power of approximately $1.0 million (RMB7,000,000), $2.3 million (RMB16,000,000) and $1.0 million (RMB7,300,000) (collectively $4.3 million, the “Sixth Debt”) to Mr. Yunfei Li, Mr. Ping Shen and Asia EVK, respectively.

On April 27, 2020, the Company entered into a cancellation agreement with Mr. Yunfei Li, Mr. Ping Shen and Asia EVK (the “creditors”). Pursuant to the terms of the cancellation agreement, Mr. Yunfei Li, Mr. Ping Shen and Asia EVK agreed to cancel the Sixth Debt in exchange for 2,062,619, 4,714,557 and 2,151,017 shares of common stock of the Company, respectively, at an exchange price of $0.48 per share. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the Sixth Debt. The cancellation agreement contains customary representations and warranties of the creditors. The creditors do not have registration rights with respect to the shares.

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

According to the Amendment, on October 13, 2020, the Company exchange $230,000 in principal and $141,275 coupon interest under the Note I and $775,000 principal under the Note II for the issuance of 229,750 and 479,579 shares of the Company’s common stock, par value $0.001 per share to the Lender, respectively.

On October 20, 2020, the Company further exchange $645,000 in principal and $133,252 coupon interests under Note II for the issuance of 329,768 shares of the Company’s common stock, par value $0.001 per share to the Lender. Up to the date of this report, the Company has fully repaid the principal and coupon interests of Note I and Note II.

On November 5, 2020, each of Tillicum Investment Company Limited , an unrelated party, entered into an agreement with CBAK Nanjing and Shenzhen ESTAR Industrial Company Limited, whereby Shenzhen ESTAR Industrial Company Limited assigned its rights to the unpaid equipment cost owed by CBAK Nanjing of approximately $11.17 million (RMB75,000,000) (the “Seventh Debt”) to Tillicum Investment Company Limited.

On November 11, 2020, the Company entered into a cancellation agreement with Tillicum Investment Company Limited (the “creditor”). Pursuant to the terms of the cancellation agreement, Tillicum Investment Company Limited agreed to cancel the Seventh Debt in exchange for 3,192,291 shares of common stock of the Company, at an exchange price of $3.5 per share. Upon receipt of the shares, the creditor released the Company from any claims, demands and other obligations relating to the Seventh Debt. The cancellation agreement contains customary representations and warranties of the creditor. The creditor does not have registration rights with respect to the shares.

On December 8, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued in a registered direct offering, an aggregate of 9,489,800 shares of common stock of the Company at a per share purchase price of $5.18, and warrants to purchase an aggregate of 3,795,920 shares of common stock of the Company at an exercise price of $6.46 per share exercisable for 36 months from the date of issuance, for gross proceeds of approximately $49.16 million, before deducting fees to the placement agent and other estimated offering expenses of $3.81 million payable by the Company. In addition, the placement agent for this transaction also received warrants (“Placement Agent Warrants”) for the purchase of up to 379,592 shares of the Company’s common stock at an exercise price of $6.475 per share exercisable for 36 months after 6 months from the issuance.

On February 8, 2021, the Company entered into another securities purchase agreement with the same investors, pursuant to which the Company issued in a registered direct offering, an aggregate of 8,939,976 shares of common stock of the Company at a per share purchase price of $7.83. In addition, the Company issued to the investors (i) in a concurrent private placement, the Series A-1 warrants to purchase a total of 4,469,988 shares of common stock, at a per share exercise price of $7.67 and exercisable for 42 months from the date of issuance; (ii) in the registered direct offering, the Series B warrants to purchase a total of 4,469,988 shares of common stock, at a per share exercise price of $7.83 and exercisable for 90 days from the date of issuance; and (iii) in the registered direct offering, the Series A-2 warrants to purchase up to 2,234,992 shares of common stock, at a per share exercise price of $7.67 and exercisable for 45 months from the date of issuance. The Company received gross proceeds of approximately $70 million from the registered direct offering and the concurrent private placement, before deducting fees to the placement agent and other estimated offering expenses of $5.0 million payable by the Company. In addition, the placement agent for this transaction also received warrants (“Placement Agent Warrants”) for the purchase of up to 446,999 shares of the Company’s common stock at an exercise price of $9.204 per share exercisable for 36 months after 6 months from the issuance.

As of December 31, 2020, the Company had aggregate interest-bearing bank loans of approximately $13.7 million, due in 2021, in addition to approximately $42.2 million of other current liabilities (excluding warrants derivative liability).

As of December 31, 2020, the Company had unutilized committed banking facilities from banks and Jilin Province Trust Co., Ltd (see “Other Short-term Loans” below) of $7.4 million.

The Company is currently expanding its product lines and manufacturing capacity in its Dalian plant and Nanjing plant which requires more funding to finance the expansion. The Company plans to raise additional funds through banks borrowings and equity financing in the future to meet its daily cash demands, if required.

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

A long-lived asset to be disposed of by abandonment continues to be classified as held and used until it is disposed of.

(f) Lease

(i)	Right of use assets

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

(ii)	Net Investment in Sales Type Leases

The Company derives a portion of its revenue from vehicles leasing arrangements. Such arrangements provide for monthly payments covering the vehicles sales and interest. These arrangements meet the criteria to be accounted for as sales-type leases. A lease is classified as a sales-type lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying assets, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Accordingly, vehicle sale net of cost is recorded as other income and recognized upon delivery of the vehicle and its acceptance by the customer. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Interests are recognized monthly over the lease term.

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

Year ended December 31, 2019
Balance sheet, except for equity accounts	RMB 6.9630 to US$1.00
Income statement and cash flows	RMB 6.9073 to US$1.00

Year ended December 31, 2020
Balance sheet, except for equity accounts	RMB 6.5286 to US$1.00
Income statement and cash flows	RMB 6.9032 to US$1.00

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

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2019, through December 31, 2020 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2019	$7,129,285	-	7,129,285
Decrease in unrecognized tax benefits taken in current period	(86,703)	-	(86,703)
Balance as of December 31, 2019	7,042,582	-	7,042,582
Increase in unrecognized tax benefits taken in current year	468,600	-	468,600
Balance as of December 31, 2020	$7,511,182	$-	$7,511,182

As of December 31, 2019 and 2020, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

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

(t) Use of Estimates

The preparation of the consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, the recoverability of the carrying amount of long-lived assets, unrecognized tax benefits, impairment on inventories, valuation allowance for receivables and deferred tax assets, provision for warranty and sales returns, valuation of share-based compensation expense and warrants liability. Actual results could differ from those estimates.

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

(w) Warrant Liability

For warrants that are not indexed to the Company’s stock, the Company records the fair value of the issued warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statement of operations and comprehensive income. The warrant liability is recognized in the balance sheet at the fair value (level 3). The fair value of these warrants has been determined using the Binomial model.

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

Recently Issued Accounting Standards

In May 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements and related disclosures.

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

3.	Pledged deposits

Pledged deposits as of December 31, 2019 and 2020 consisted of the following:

	December 31,	December 31,
	2019	2020
Pledged deposits with banks for:
Bills payable	$4,021,255	$8,791,499
Others*	1,499,736	198,249
	$5,520,991	$8,989,748

*

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and for entrusting part of the project to a third party without their prior consent. The plaintiff sought a total amount of $1,210,799 (RMB8,430,792), including construction costs of $0.9 million (RMB6.1 million), interest of $29,812 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which were already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze CBAK Power’s bank deposits totaling $1,210,799 (RMB8,430,792) for a period of one year. On September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another one year until August 31, 2018. The Court further froze the bank deposits for another one year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018. On August 27, 2019, the Court again froze the bank deposits for another one year until August 27, 2020, upon the request of Shenzhen Huijie. On June 28, 2020, the Court of Dalian entered the final judgement and the frozen bank deposit was released in July 2020.

On July 25, 2019, CBAK Power received notice from Shenzhen Court of International Arbitration that Shenzhen Xinjiatuo Automobile Technology Co., Ltd filed arbitration against the Company for the failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.16 million (RMB1,112,269), including equipment cost of $0.14 million (RMB976,000) and interest of $0.02 million (RMB136,269). On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269) for a period of one year to August 2020. In early July 2020, Shenzhen Court of International Arbitration made arbitration award dismissing the plaintiff’s claim and CBAK Power’s counterclaim and the bank deposit was released in early August 2020.

In early September of 2019, several employees of CBAK Suzhou filed arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $97,779 (RMB638,359) and compensation of $83,173 (RMB543,000), totaling $0.17 million (RMB1,181,359). In addition, upon the request of the employees for property preservation, bank deposit of $0.17 million (RMB1,181,359) was frozen by the court of Suzhou for a period of one year. On September 5, 2019, CBAK Suzhou and the employees reached an agreement that CBAK Suzhou will pay these salaries and compensation. In February 2020, the Company had made full payment. As of December 31, 2019, $6 (RMB43) was frozen by bank and bank deposit was released in October 2020.

In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $21,400 (RMB139,713), including services expenses amount of $21,277 (RMB138,908) and interest of $123 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB150,000) for a period of one year. As of December 31, 2020, $5,062 (RMB33,048) was frozen by bank and the Company had accrued the service cost of $21,277 (RMB138,908).

In December 2019, CBAK Power received notice from Court of Zhuanghe that Dalian Construction Electrical Installation Engineering Co., Ltd. (“Dalian Construction”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the construction contract. Dalian Construction sought a total amount of $101,780 (RMB691,086) and interest $1,905 (RMB12,934). As of December 31, 2019, the Company has accrued the construction cost of $101,780 (RMB691,086). Upon the request of Dalian Construction for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $103,685 (RMB704,020) for a period of one year to December 2020. As of December 31, 2019, $97,384 (RMB661,240) was frozen by bank. In January 2020, CBAK Power and Dalian Construction have come to a settlement, and the bank deposit was then released. CBAK Power has settled the construction cost and related interests as of December 31, 2020.

On March 20, 2020, CBAK Power received notice from Court of Nanpi County, Hebei Province that Cangzhou Huibang Engineering Manufacturing Co., Ltd (“Cangzhou Huibang”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Cangzhou Huibang sought a total amount of $0.31 million (RMB2,029,594), including materials purchase cost of $0.3 million (RMB1,932,947), and interest of $14,804 (RMB96,647). As of December 31, 2020, the Company has accrued materials purchase cost of $0.3 million (RMB1,932,947). Upon the request of Cangzhou Huibang for property preservation, the Court of Nanpi ordered to freeze CBAK Power’s bank deposits totaling $0.4 million (RMB2,650,000) for a period of two year to March 2, 2022. As of December 31, 2020, $18,518 (RMB120,898) was frozen by bank.

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.7 million (RMB4,434,209). Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.7 million (RMB4,434,209) for a period of one year to December 17, 2020. In July 2020, CBAK Power and Dongguan Shanshan have come to a settlement amount of $0.6 million (RMB3,635,192) and the bank deposit was then released. In October 2020, CBAK Power fail to pay according to the settlement, Dongguan Shanshan sought a total amount of $0.6 million (RMB3,635,192). Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.6 million (RMB3,365,192) for a period of one year to October 21, 2021. As of December 31, 2020, $55,230 (RMB360,576) was frozen by bank and the Company has accrued the material purchase cost of $516,865 (RMB3,374,403). Upto the date of this report, CBAK Power paid $336,979 (RMB2,20,00) to Dongguan Shanshan and the frozen bank deposits were released in March 2021.

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Nanjing Jinlong Chemical Co., Ltd. (“Nanjing Jinlong”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Nanjing Jinlong sought a total amount of $125,908 (RMB822,000). Upon the request of Nanjing Jinlong for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits totaling $125,908 (RMB822,000) for a period of one year. As of December 31, 2020, $16 (RMB107) was frozen by bank and the Company had accrued the material purchase cost of $125,908 (RMB822,000).

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Xi’an Anpu New Energy Technology Co. LTD (“Xi’an Anpu”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the equipment purchase contract. Xi’an Anpu sought a total amount of $129,270 (RMB843,954), including $117,636 (RMB768,000) for equipment cost and $11,634 (RMB75,954) for liquidated damages. Upon the request of Xi’an Anpu for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits $0.1 million (RMB843,954) for a period to May 11, 2021. As of December 31, 2020, $98,284 (RMB641,656) was frozen by bank and CBAK Power had accrued the equipment purchase cost of $117,636 (RMB768,000). The property preservation was released on February 25, 2021 upon CBAK Power settlement.

In May 2020, CBAK Power received notice from Court of Wuqing District, Tianjin that Tianjin Changyuan Electric Material Co., Ltd (“Tianjin Changyuan”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. The plaintiff sought a total amount of $13,040 (RMB85,136), including material cost of $12,166 (RMB79,429) and interest of $874 (RMB5,707). In July, 2020, upon the request of the plaintiff for property preservation, the Court of Wuqing District, Tianjin ordered to freeze CBAK Power’s bank deposits totaling $13,041 (RMB85,136) for a period of one year. As of December 31, 2020, $13,041 (RMB85,136) was frozen by bank and the Company had accrued the material purchase cost and interest of $13,041 (RMB85,136).

In October 2020, CBAK Power received a notice from Court of Dalian Economic and Technology Development Zone that Jiuzhao New Energy Technology Co., Ltd. (“Jiuzhao”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of certain purchase contract. Jiuzhao sought a total amount of $0.9 million (RMB6.0 million), including material cost of $0.9 million (RMB5,870,267) and interest of $19,871 (RMB129,732). Upon the request of the plaintiff for property preservation, the Court of Dalian Economic and Technology Development Zone, Jiuzhao ordered to freeze CBAK Power’s bank deposits totaling $0.9 million (RMB6.0 million) for a period to September 17, 2021. As of December 31, 2020, $5,874 (RMB38,346) was frozen by bank and the Company had accrued the material purchase cost of $0.9 million (RMB5,870,267).

In October 2019, CBAK Power received notice from Court of Changshou District, Chongqing that Chongqing Zhongrun Chemistry Co., Ltd (“Chongqing Zhongrun”) filed arbitration claims against the Company for failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.4 million (RMB2,484,948), including material cost of $0.4 million (RMB2,397,660) and interest of $13,370 (RMB87,288). On October 31, 2019, CBAK Power and Chongqing Zhongrun reached an agreement that CBAK Power would pay the material cost by the end of December 31, 2019. In 2020, CBAK Power had paid $198,144 (RMB1,293,600). In August 2020, upon the request of Chongqing Zhongrun for property preservation, the Court of Changshou District ordered to freeze CBAK Power’s bank deposits totaling $0.2 million (RMB1,249,836) for a period of one year to August 2021. As of December 31, 2020, the Company has accrued the remaining material purchase cost of $0.2 million (RMB1,104,007) and $2,224 (RMB14,521) was frozen by bank. The property preservation was released in March, 2021 upon CBAK Power settlement.

4.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2019 and 2020:

	December 31,	December 31,
	2019	2020
Trade accounts receivable	$12,517,626	$33,305,997
Less: Allowance for doubtful accounts	(4,650,686)	(5,266,828)
	7,866,940	28,039,169
Bills receivable	85,480	1,532,105
	$7,952,420	$29,571,274

Included in trade accounts and bills receivables are retention receivables of $2,159,356 and $1,896,068 as of December 31, 2019 and 2020. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for doubtful accounts is as follows:

	December 31,	December 31,
	2019	2020
Balance at beginning of year	$3,657,173	$4,650,686
Provision for the year	1,613,402	1,656,128
Reversal - recoveries by cash	(567,042)	(934,391)
Charged to consolidated statements of operations and comprehensive (loss) income	$1,046,360	$721,737
Write off	-	(431,684)
Foreign exchange adjustment	(52,847)	326,089
Balance at end of year	$4,650,686	$5,266,828

5.	Inventories

Inventories as of December 31, 2019 and 2020 consisted of the following:

	December 31,	December 31,
	2019	2020
Raw materials	$482,836	$757,857
Work in progress	1,254,490	2,338,342
Finished goods	6,929,388	2,156,646
	$8,666,714	$5,252,845

During the years ended December 31, 2019 and 2020, write-downs of obsolete inventories to lower of cost or net realizable value of $834,362 and $1,450,182, respectively, were charged to cost of revenues.

6.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2019 and 2020 consisted of the following:

	December 31,	December 31,
	2019	2020
Value added tax recoverable	$4,124,624	$4,524,475
Loan receivables	-	1,358,637
Prepayments to suppliers	60,090	424,311
Deposits	63,184	17,385
Staff advances	53,731	67,867
Prepaid operating expenses	317,151	529,401
Others	124,133	524,468
	4,742,913	7,446,544
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$4,735,913	$7,439,544

Nanjing CBAK entered into a loan agreement with Shen Zhen Asian Plastics Technology Co., Ltd (SZ Asian Plastics), to loan SZ Asian Plastics a total amount of $1.4 million (RMB8,870,000) for a period of 6 months from December 1, 2020 to May 31, 2021. The loan is unsecured and bears fixed interest at 6% per annum. The Company’s shareholder Mr. Jiping Zhao, holding 2.39% equity interest in the Company, at the same time held 79.13% equity interests in SZ Asian Plastics. In March 2021, SZ Asian Plastics has fully repaid the loan principal.

7.	Payables to former subsidiaries, net

Payables to former subsidiaries as of December 31, 2019 and 2020 consisted of the following:

	December 31,	December 31,
	2019	2020
BAK Tianjin	$-	$29,852
BAK Shenzhen	1,483,352	597,138
	$1,483,352	$626,990

Balance as of December 31, 2019 and December 31, 2020 consisted of payables for purchase of inventories from BAK Tianjin and BAK Shenzhen. From time to time, to meet the needs of its customers, the Company purchased products from these former subsidiaries that it did not produce to meet the needs of its customers.

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

The above balance is unsecured and non-interest bearing and repayable on demand.

8.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2019 and 2020 consisted of the following:

	December 31,	December 31,
	2019	2020
Buildings	$27,262,301	$28,150,137
Machinery and equipment	22,719,932	32,753,952
Office equipment	204,196	258,458
Motor vehicles	161,980	197,790
	50,348,409	61,360,337
Impairment	(4,126,152)	(8,980,020)
Accumulated depreciation	(8,044,692)	(11,339,947)
Carrying amount	$38,177,565	$41,040,370

During the years ended December 31, 2019 and 2020, the Company incurred depreciation expense of $2,728,224 and $2,677,238, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $24,671,045 and $24,611,468 as of December 31, 2019 and 2020, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations in the years ended December 31, 2019 and 2020, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of approximately $2.3 million and $4.3 million, respectively. The impairment charge represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated fair value of the Company’s production facilities in Dalian primarily for the production of high-power lithium batteries.

9.	Construction in Progress

Construction in progress as of December 31, 2019 and 2020 consisted of the following:

	December 31,	December 31,
	2019	2020
Construction in progress	$21,613,577	$27,070,916
Prepayment for acquisition of property, plant and equipment	94,047	3,122,393
Carrying amount	$21,707,624	$30,193,309

Construction in progress as of December 31, 2019 and 2020 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power and Nanjing CBAK.

For the years ended December 31, 2019 and 2020, the Company capitalized interest of $1,516,244 and $1,308,274, respectively, to the cost of construction in progress.

10.	Lease

(a)	Right-of-use assets

Prepaid land lease payments
Balance as of January 1, 2020	$7,194,195
Amortization charge for the year	(162,763)
Foreign exchange adjustment	469,348
Balance as of December 31, 2020	$7,500,780

Lump sum payments were made upfront to acquire the leased land from the owners with lease period for 50 years up to August 9, 2064, and no ongoing payments will be made under the terms of these land leases.

(b)	Company as Lessor

The Company derives a portion of its revenue from leasing arrangements of these vehicles to end users. Such arrangements provide for monthly payments covering the vehicles sales and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, vehicle sale net of cost is recorded as other income and recognized upon delivery of the vehicle and its acceptance by the end user. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Interests are recognized monthly over the lease term. The components of the net investment in sales-type leases as of December 31, 2019 and 2020 are as follows:

	December 31,	December 31,
	2019	2020
Total future minimum lease payments receivable	$-	1,210,305
Less: unearned income, representing interest	-	(124,653)
Present value of minimum lease payments receivables	-	1,085,652
Less: Current portion	-	(235,245)
Non-current portion	$-	850,407

Vehicle sale net of cost recognized in other income (expense) and interest income from vehicle leasing was $(410,774) and $13,106 for the year ended December 31, 2020, respectively.

The future minimum lease payments receivable for sales type leases are as follows:

Fiscal years ending December	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases
2021	$299,850	$64,605	$235,245
2022	422,755	41,852	380,903
2023	422,755	17,654	405,101
2024	64,945	542	64,403
2025	-	-	-
Thereafter	-	-	-
	1,210,305	124,653	1,085,652

11.	Intangible Assets, net

Intangible assets as of December 31, 2019 and 2020 consisted of the followings:

	December 31,	December 31,
	2019	2020
Computer software at cost	$30,648	32,686
Accumulated amortization	(15,470)	(20,879)
	$15,178	11,807

Amortization expenses were $5,482 and $4,143 for the years ended December 31, 2019 and 2020, respectively.

12.	Trade Accounts and Bills Payable

Trade accounts and bills payable as of December 31, 2019 and 2020 consisted of the followings:

	December 31,	December 31,
	2019	2020
Trade accounts payable	$11,157,014	$19,560,793
Bills payable
– Bank acceptance bills	3,915,094	8,791,499

	$15,072,108	$28,352,292

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills were pledged by the Company’s bank deposits (Note 3).

13.	Loans

Bank loans:

Bank borrowings as of December 31, 2019 and 2020 consisted of the followings:

	December 31,	December 31,
	2019	2020
Current maturities of long-term bank loans	$16,574,752	$13,739,546
Long-term bank borrowings	9,519,029	-
	$26,093,781	$13,739,546

On June 4, 2018, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $30.63 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, at current rate 6.175% per annum. The facilities were secured by the Company’s land use rights, buildings, machinery and equipment. According to the original repayment schedule, the loans are repayable in six installments of RMB0.8 million ($0.12 million) on December 10, 2018, RMB24.3 million ($3.72 million) on June 10, 2019, RMB0.8 million ($0.12 million) on December 10, 2019, RMB74.7 million ($11.44 million) on June 10, 2020, RMB0.8 million ($0.12 million) on December 10, 2020 and RMB66.3 million ($10.16 million) on June 10, 2021. The Company repaid the bank loan of RMB0.8 million ($0.12 million), RMB24.3 million ($3.72 million) and RMB0.8 million ($0.12 million) in December 2018, June 2019 and December 2019, respectively.

On June 28, 2020, the Company entered into a supplemental agreement with China Everbright Bank Dalian Branch to change the repayment schedule. According to the modification agreement, the remaining RMB141.8 million (approximately $21.72 million) loans are repayable in eight instalments consisting of RMB1.09 million ($0.17 million) on June 10, 2020, RMB1 million ($0.15 million) on December 10, 2020, RMB2 million ($0.31 million) on January 10, 2021, RMB2 million ($0.31 million) on February 10, 2021, RMB2 million ($0.31 million) on March 10, 2021, RMB2 million ($0.31 million) on April 10, 2021, RMB2 million ($0.31 million) on May 10, 2021, and RMB129.7 million ($19.9 million) on June 10, 2021, respectively. The Company repaid the bank loan of RMB1.09 million ($0.17 million) and RMB51 million ($7.8 million) in June and December 2020, respectively.

Under the facilities, as of December 31, 2020, outstanding loan balance owing to China Everbright Bank Dalian Branch was RMB89.7 million (approximately $13.7 million).

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

In December 2019, the Company obtained banking facilities from China Everbright Bank Dalian Friendship Branch totaled RMB39.9 million (approximately $6.1 million) for a term until November 6, 2020, bearing interest at 5.655% per annum. The facility was secured by 100% equity in CBAK Power held by BAK Asia and buildings of Hubei BAK Real Estate Co., Ltd., which Mr. Yunfei Li (“Mr. Li”), the Company’s CEO holding 15% equity interest. The Company repaid the bank loan of RMB39.9 million (approximately $6.1 million) in December 2020.

In July to December 2020, the Company borrowed a series of acceptance bills from China Merchants Bank totaled RMB24.9 million (approximately $3.82 million) for various terms through January to June 2021, which was secured by the Company’s cash totaled RMB24.9 million (approximately $3.82 million) (Note 3).

In December 2020, the Company borrowed a series of acceptance bills from Agricultural Bank of China totaled RMB32.5 million (approximately $4.97 million) for various terms to June 2021, which was secured by the Company’s cash totaled RMB32.5 million (approximately $4.97 million) (Note 3).

The facilities were secured by the Company’s assets with the following carrying amounts:

	December 31,	December 31,
	2019	2020
Pledged deposits (note 3)	$4,021,255	$8,791,499
Right-of-use assets (note 10)	7,194,195	7,500,780
Buildings	17,683,961	16,721,178
Machinery and equipment	7,196,810	4,926,886
	$36,096,221	$37,940,343

As of December 31, 2020, the Company had unutilized committed banks and Jilin Province Trust Co., Ltd (see “Other Short-term Loans” below) totaled $7.4 million.

During the years ended December 31, 2019 and 2020, interest of $2,293,440 and $1,710,183 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2019 and 2020 consisted of the following:

		December 31,	December 31,
	Note	2019	2020
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li	(b)	212,470	278,739
– Shareholders	(c)	86,679	92,446
		399,149	471,185
Advances from unrelated third party
– Mr. Wenwu Yu	(d)	30,135	16,823
– Ms. Longqian Peng	(d)	646,273	689,275
– Mr. Shulin Yu	(e)	517,018	-
– Jilin Province Trust Co. Ltd	(f)	5,687,204	-
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(g)	71,808	76,586
		6,952,438	782,684
		$7,351,587	$1,253,869

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	The earnest money paid by certain shareholders in relation to share purchase (note 1) were unsecured, non-interest bearing and repayable on demand.

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

As of December 31, 2020, earnest money of $92,446 remained outstanding.

(d)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(e)	On June 25, 2019, the Company entered into a loan agreement with Mr. Shulin Yu, an unrelated party, to loan RMB3.6 million (approximately $0.5 million) for a term of one year, bearing annual interest of 10% and the repayment was guaranteed by Mr. Yunfei Li (the Company’s CEO) and Mr. Wenwu Wang (the Company’s former CFO). On June 22, 2020, the Company and Mr. Shulin Yu entered into a supplemental agreement to extend the loan for one year to June 24, 2021. The Company fully repaid the loan principal and accrued interests in October 2020.

(f)

In January 2019, the Company obtained one-year term facilities from Jilin Province Trust Co. Ltd. with a maximum amount of RMB40.0 million (approximately $5.8 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, the Company borrowed a total of RMB39.6 million ($5.7 million) in 2019, bearing annual interest from 11.3% to 11.6%. The Company fully repaid the loan principal and accrued interests in March 2020.

In March 2020, the Company obtained additional one-year term facilities from Jilin Province Trust Co., Ltd with a maximum amount of RMB40.0 million (approximately $5.9 million), which was secured by land use rights and buildings of Eodos Liga Energy Co., Ltd. Under the facilities, the Company borrowed RMB24.2 million ($3.6 million) on March 13, 2020, bearing annual interest of 13.5%. The Company fully repaid the loan principal and accrued interests in December 2020.

(g)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of December 31, 2020, loan amount of RMB0.5 million ($76,586) remained outstanding.

During the years ended December 31, 2019 and 2020, interest of $601,153 and $587,620 were incurred on the Company’s borrowings from unrelated parties, respectively.

14.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2019 and 2020 consisted of the following:

	December 31,	December 31,
	2019	2020
Construction costs payable	$1,335,483	$273,279
Equipment purchase payable	7,440,131	5,431,132
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	2,485,384	2,083,660
Compensation costs	109,311	-
Customer deposits	600,758	394,536
Other payables and accruals	2,346,403	2,252,733
	$15,527,589	$11,645,459

(a)	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2019 and 2020, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2019 and 2020, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

15.	Deferred Government Grants

Deferred government grants as of December 31, 2019 and 2020 consist of the following:

	December 31,	December 31,
	2019	2020
Total government grants	$4,260,833	$7,456,308
Less: Current portion	(142,026)	(151,476)
Non-current portion	$4,118,807	$7,304,832

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving our facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized $23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized in years ended December 31, 2019 and 2020.

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

On June 23, 2020, BAK Asia, the Company wholly-owned Hong Kong subsidiary, entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), pursuant to which the Company intended to develop certain lithium battery projects that aim to have a production capacity of 8Gwh. Gaochun EDZ agreed to provide various support to facilitate the development and operation of the projects. As of the date of this report, the Company received RMB20 million (approximately $3.06 million) subsidy from Gaochun EDZ. The Company will recognize the government subsidies as income or offsets them against the related expenditures when there are no present or future obligations for the subsidized projects.

The Company offset government grants of $143,172 and $143,256 for the years ended December 31, 2019 and 2020, respectively, against depreciation expenses of the Dalian facilities.

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2019	December 31, 2020
Balance at beginning of year	$2,250,615	$2,246,933
Warranty costs incurred	(85,397)	(395,864)
Provision for the year	109,248	12,998
Foreign exchange adjustment	(27,533)	127,538
Balance at end of year	2,246,933	1,991,605
Less: Current portion	-	(155,888)
Non-current portion	$2,246,933	$1,835,717

17.	Notes payable

Notes payable as of December 31, 2019 and December 31, 2020 consist of the following:

	December 31,	December 31,
	2019	2020
Notes payable, net of debt discount	$2,846,736	$-

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

The Company recorded the $125,000 as debt discount and is amortized as interest expense over 12 months period. The Company did not assign any value to the redemption feature of the Note because the redemption of the Note has no value on the redemption portion as of December 31, 2020.

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

According to the amendment, on October 13, 2020, the Company exchanged $230,000 in principal and $141,275 coupon interests under the Note I for the issuance of 229,750 shares of the Company’s common stock, par value $0.001 per share to the Lender. As of the date of this report, the Company has fully repaid the principal and coupon interests of Note I.

The Company recorded $66,097 and $78,888 to interest expense from the amortization of debt discount and coupon interest, respectively, for the year ended December 31, 2020.

The Company recorded $55,903 and $62,387 to interest expense from the amortization of debt discount and coupon interest for Note I, respectively, for the year ended December 31, 2019.

As of December 31, 2019 and 2020, accrued coupon interest of $55,903 and nil on the Note I was included in other payables and accruals (note 14), respectively.

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

According to the amendment, on October 13, 2020, the Company exchanged $775,000 in principal under the Note II for the issuance of 479,579 shares of the Company’s common stock, par value $0.001 per share to the Lender, On October 20, 2020, the Company exchanged additional $645,000 in principal and $133,252 coupon interests under Note II for the issuance of 329,768 shares of the Company’s common stock, par value $0.001 per share to the Lender, As of the date of this report, the Company has fully repaid the principal and coupon interests of Note II.

The Company recorded $149,167 and $132,324 to interest expense from the amortization of debt discount and coupon interest for Note II, respectively, for the year ended December 31, 2020.

The Company recorded $833 and $597 to interest expense from the amortization of debt discount and coupon interest for Note II, respectively, for the year ended December 31, 2019.

As of December 31, 2019 and 2020, accrued coupon interest of $597 and nil on the Note II was included in other payables and accruals (note 14), respectively.

18.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes expenses (credit) consisted of:

	December 31,	December 31,
	2019	2020
PRC income tax	$-	$-
Current	-	-
Deferred	$-	$-

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

No provision for income taxes in the United States has been made as CBAK had no taxable income for the years ended December 31, 2019 and 2020.

Hong Kong Tax

BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the years ended December 31, 2019 and 2020 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax

The CIT Law in China applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High-New Technology Enterprises. CBAK Power was regarded as a “High-new technology enterprise” pursuant to a certificate jointly issued by the relevant Dalian Government authorities. The certificate was valid for three years commencing from year 2019. Under the preferential tax treatment, CBAK Power was entitled to enjoy a tax rate of 15% for the years from 2019 to 2021 provided that the qualifying conditions as a High-new technology enterprise were met.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Year ended December 31, 2019	Year ended December 31, 2020
Loss before income taxes	$(10,853,435)	$(7,846,768)
United States federal corporate income tax rate	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	(2,279,221)	(1,647,821)
Reconciling items:
Over provision of deferred taxation in prior year
Rate differential for PRC earnings	(372,518)	(318,383)
Non-taxable income	-	(435,120)
Non-deductible expenses	161,576	241,843
Share based payments	161,724	168,826
(Under) Over provision of tax losses	(92,668)	174,558
Valuation allowance on deferred tax assets	2,421,107	1,816,097
Income tax expenses	$-	$-

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2019 and 2020 are presented below:

	December 31, 2019	December 31, 2020
Deferred tax assets
Trade accounts receivable	$1,225,916	$1,354,762
Inventories	1,026,483	575,575
Property, plant and equipment	768,975	1,271,986
Provision for product warranty	561,733	497,901
Net operating loss carried forward	29,361,274	31,060,254
Valuation allowance	(32,944,381)	(34,760,478)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of December 31, 2020, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of December 31, 2020, the Company’s PRC subsidiaries had net operating loss carry forwards of $37,536,687, which will expire in various years through 2021 to 2030. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

Restricted Shares and Restricted Share Units

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

All the restricted shares granted in respect of the restricted shares granted on June 30, 2015 have been vested on March 31, 2018.

As of December 31, 2020, there was no unrecognized stock-based compensation associated with the above restricted shares. As of December 31, 2020, 1,667 vested shares were to be issued.

Restricted shares granted on April 19, 2016

On April 19, 2016, pursuant to the Company’s 2015 Plan, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 500,000 restricted shares of the Company’s common stock, par value $0.001 , to certain employees, officers and directors of the Company, of which 220,000 restricted shares were granted to the Company’s executive officers and directors. There are three types of vesting schedules. First, if the number of restricted shares granted is below 3,000, the shares will vest annually in 2 equal installments over a two year period with the first vesting on June 30, 2017. Second, if the number of restricted shares granted is larger than or equal to 3,000 and is below 10,000, the shares will vest annually in 3 equal installments over a three year period with the first vesting on June 30, 2017. Third, if the number of restricted shares granted is above or equal to 10,000, the shares will vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016. The fair value of these restricted shares was $2.68 per share on April 19, 2016. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method.

The Company recorded non-cash share-based compensation expense of $36,641 for the year ended December 31,2019, in respect of the restricted shares granted on April 19, 2016 of which $27,774, $4,763, $2,272 and $1,832 were allocated to general and administrative expenses, research and development expenses, sales and marketing expenses and cost of revenues, respectively.

No such non-cash share-based compensation expense was recognized for the year ended December 31, 2020, in respect of the restricted shares granted on April 19, 2016.

As of December 31, 2020, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

Restricted share units granted on August 23, 2019

On August 23, 2019, pursuant to the Company’s 2015 Plan, the Compensation Committee granted an aggregate of 1,887,000 restricted share units of the Company’s common stock to certain employees, officers and directors of the Company, of which 710,000 restricted share units were granted to the Company’s executive officers and directors. There are two types of vesting schedules, (i) the share units will vest semi-annually in 6 equal installments over a three year period with the first vesting on September 30, 2019; (ii) the share units will vest annual in 3 equal installments over a three year period with the first vesting on March 31, 2021. The fair value of these restricted shares was $0.9 per share on August 23, 2019. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method.

The Company recorded non-cash share-based compensation expense of $711,740 for the year ended December 31, 2020, in respect of the restricted shares granted on August 23, 2019 of which $575,200, $22,631 and $113,909 were allocated to general and administrative expenses, sales and marketing expenses and research and development expenses.

The Company recorded non-cash share-based compensation expense of $733,472 for the year ended December 31, 2019, in respect of the restricted shares granted on August 23, 2019 of which $567,081, $21,822 and $144,569 were allocated to general and administrative expenses, sales and marketing expenses and research and development expenses.

As of December 31, 2020, non-vested restricted share units granted on August 23, 2019 are as follows:

Non-vested share units as of August 23, 2019
Granted	1,887,000
Vested	(307,000)
Forfeited	(74,167)
Non-vested share units as of January 1, 2020	1,505,833
Granted	-
Vested	(571,996)
Forfeited	(78,333)
Non-vested share units as of December 31, 2020	855,504

As of December 31, 2020, there was unrecognized stock-based compensation $253,088 associated with the above restricted share units and no vested shares were to be issued.

Restricted share units granted on October 23, 2020

On October 23, 2020, pursuant to the Company’s 2015 Plan, the Compensation Committee granted an aggregate of 100,000 restricted share units of the Company’s common stock to an employee of the Company. In accordance with the vesting schedule of the grant, the restricted shares will vest semi-annually in 6 equal installments over a three year period with the first vesting on October 30, 2020. The fair value of these restricted shares was $3 per share on October 23, 2020. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method.

The Company recorded non-cash share-based compensation expense of $92,191 for the year ended December 31, 2020, in respect of the restricted shares granted on October 23, 2020 of which allocated to research and development expenses.

As of December 31, 2020, non-vested restricted share units granted on October 23, 2020 are as follows:

Non-vested share units as of October 23, 2020
Granted	100,000
Vested	(16,667)
Non-vested share units as of December 31, 2020	83,333

As of December 31, 2020, there was unrecognized stock-based compensation $207,809 associated with the above restricted share units and no vested shares were to be issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the years ended December 31, 2019 and 2020.

20.	Loss Per Share

The following is the calculation of loss per share:

	Year ended December 31, 2019	Year ended December 31, 2020
Net loss	$(10,853,435)	$(7,846,768)
Less: Net loss attributable to non-controlling interests	85,912	39,870
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	(10,767,523)	(7,806,898)

Weighted average shares used in basic and diluted computation	38,965,564	61,992,386

Loss per share - basic and diluted	$(0.28)	$(0.10)

Note:	Including 5,834 and nil vested restricted shares granted pursuant to the 2015 Plan that were not yet issued as of December 31, 2019 and 2020, respectively.

For the years ended December 31, 2019 and 2020, 1,505,833 and 938,837 unvested restricted shares, respectively, and all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

21.	Warrants

On December 8, 2020, the Company entered in a securities purchase agreement with certain institutional investors, pursuant to which the Company issued in a registered direct offering, an aggregate of 9,489,800 shares of its common stock at a price of $5.18 per share, for aggregate gross proceeds to the Company of approximately $49 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the institutional investors also received warrants (“Investor Warrants”) for the purchase of up to 3,795,920 shares of the Company’s common stock at an exercise price of $6.46 per share exercisable for 36 months from the date of issuance. In addition, the placement agent for this transaction also received warrants (“Placement Agent Warrants”) for the purchase of up to 379,592 shares of the Company’s common stock at an exercise price of $6.475 per share exercisable for 36 months after 6 months from the issuance. The Company has performed a thorough reassessment of the terms of its warrants with reference to the provisions of ASC Topic 815-40-15-7I, regarding its exposure to changes in currency exchange rates. This reassessment has led to the management’s conclusion that the Company’s warrants issued to the investors should not be considered indexed to the Company’s own stock because the warrants are denominated in U.S. dollar, which is different from the Company’s functional currency, Renminbi. Warrants are remeasured at fair value with changes in fair value recorded in earnings in each reporting period.

There was a total of 4,175,512 warrants issued and outstanding as of December 31, 2020.

The fair value of the outstanding warrants was calculated using Binomial Model based on backward induction with the following assumptions:

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date (Inception Date)	December 10, 2020	December 10, 2020
Market price per share (USD/share)	$5.36	$5.36
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.2%	0.2%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	3.0 years	3.0 years
Expected volatility	211.5%	211.5%

Appraisal Date	December 31, 2020	December 31, 2020
Market price per share (USD/share)	$5.06	$5.06
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.2%	0.2%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	2.9 years	2.9 years
Expected volatility	187.6%	187.6%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	Year ended December 31, 2019	Year ended December 31, 2020
Balance at the beginning of the year	$-	$-
Warrants issued to institution investors	-	17,980,000
Warrants issued to placement agent	-	1,875,000
Warrants redeemed	-	-
Fair value change of the issued warrants included in earnings	-	(2,072,000)
Balance at end of year	-	17,783,000

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2020	-	$-
Exercisable at January 1, 2020	-	$-
Granted	4,175,512	6.46	3
Exercised / surrendered	-	-
Expired	-	-
Outstanding at December 31, 2020	4,175,512	$6.46	2.9
Exercisable at December 31, 2020	3,795,920	$6.46	2.9

22.	Fair Value of Financial Instruments

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

The fair value of warrants was determined using the Binomial Model, with level 3 inputs (Note 21).

23.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2019 and 2020, the Company had the following contracted capital commitments:

	December 31, 2019	December 31, 2020
For construction of buildings	$3,397,961	$2,465,092
For purchases of equipment	-	10,308,416
Capital injection	83,900,000	228,115,914
	$87,297,961	$240,889,422

(ii)	Litigation

During its normal course of business, the Company may become involved in various lawsuits and legal proceedings. However, litigation is subject to inherent uncertainties, and an adverse result may arise from time to time will affect its operation. Other than the legal proceedings set forth below, the Company is currently not aware of any such legal proceedings or claims that the Company believe will have an adverse effect on the Company’s operation, financial condition or operating results.

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, (the “Court of Zhuanghe”) for failure to pay pursuant to the terms of the contract and entrusting part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,241,648 (RMB8,430,792), including construction costs of $0.9 million (RMB6.1 million, which the Company already accrued for at June 30, 2016), interest of $29,812 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,210,799 (RMB8,430,792) for a period of one year. On September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. The Court further froze the bank deposits for another one year until August 27, 2019 upon the request of Shenzhen Huijie on August 27, 2018. On August 27, 2019, the Court froze the bank deposits for another year until August 27, 2020, upon the request of Shenzhen Huijie. On June 28, 2020, the Court of Dalian entered the final judgement as described below and the frozen bank deposit was released in July 2020.

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. The Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe conducted a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,344,605 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $261,316 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $245,530 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $30,826 (RMB209,312) that CBAK Power has paid. As of December 31, 2020, CBAK Power have not received the final judgement amount totaled $276,356 (RMB 1,876,458) from Shenzhen Huijie.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,692,174), including goods amount of RMB17,428,000 ($2,566,716) and interest of RMB851,858 ($125,458). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,566,716) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($19,364). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, the Company filed application petition with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’s shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the Company’s petition that all the Anyuan Bus’s shareholders should be liable to pay the Company the debt as confirmed under the trial. On November 9, 2018, all the shareholders of Anyuan Bus appealed against the judgment after receiving the notice from the Court. On March 29, 2019, the Company received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, the Company filed appellate petition to the Intermediate Peoples’ Court of Dalian challenging the judgment from the Court of Zhuanghe. On October 9, 2019, the Intermediate Peoples’ Court of Dalian dismissed the appeal by the Company and affirmed the original judgment. As of December 31, 2019 and December 31, 2020, CBAK Power made a full provision against the receivable from Anyuan Bus of RMB 17,428,000 ($2,566,716).

On July 25, 2019, CBAK Power received notice from Shenzhen Court of International Arbitration that Shenzhen Xinjiatuo Automobile Technology Co., Ltd filed arbitration against the Company for failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.16 million (RMB1,112,269), including equipment cost of $0.14 million (RMB976,000) and interest of $0.02 million (RMB136,269). On August 9, 2019, upon the request of Shenzhen Xinjiatuo Automobile Technology Co., Ltd, Shenzhen Court of International Arbitration froze CBAK Power’s bank deposits totaling $0.16 million (RMB1,117,269), including equipment cost $0.14 million (RMB976,000) , interest $0.02 million (RMB136,269) and litigation fees of $736 (RMB5,000) for a period of one year to August 2020. On August 7, 2019, CBAK Power filed counter claim arbitration against Shenzhen Xinjiatuo Automobile Technology Co., Ltd for return of the prepayment due to the unqualified equipment, and sought a total amount of $0.29 million (RMB1,986,440), including return of prepayment of $0.2 million (RMB1,440,000), liquidated damages of $70,692 (RMB480,000) and litigation fees of $9,785 (RMB66,440). In early July 2020, Shenzhen Court of International Arbitration made arbitration award dismissing the plaintiff’s claim and CBAK Power’s counterclaim and the frozen bank deposits were released in early August 2020.

In early September 2019, CBAK Power received notice from Court of Nanshan District, Shenzhen that Shenzhen HSL Business Technology Co., Ltd (“HSL”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of purchase contract. The plaintiff sought an amount of $44,751 (RMB292,164) for material cost and interest as accrued until settlement. In late September 2019, CBAK Power and HSL reached agreement that CBAK Power would pay $15,317 (RMB100,000), $7,659 (RMB50,000) and $21,775 (RMB142,164) by October 15, October 30 and November 30, 2019, respectively, and CBAK Power would pay litigation fees of $550 (RMB 3,589) to HSL by the end of November 2019. The Company has settled $22,976 (RMB150,000) in 2019, $11,794 (RMB77,005) in 2020. As of December 31, 2020, CBAK Power had not settled the remaining material purchase cost of $9,981 (RMB 65,159) and accrued the material purchase cost.

In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $21,400 (RMB139,713), including services expenses amount of $21,277 (RMB138,908) and interest of $123 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB150,000) for a period of one year. As of December 31, 2020, $5,062 (RMB33,048) was frozen by bank and CBAK Suzhou accrued the service cost of $21,277 (RMB138,908).

In early September of 2019, several employees of CBAK Suzhou filed arbitration with Suzhou Industrial Park Labor Disputes Arbitration Commission against CBAK Suzhou for failure to pay their salaries in time. The employees seek for a payment including salaries of $97,779 (RMB638,359) and compensation of $83,173 (RMB543,000), totaling $0.18 million (RMB1,181,359). In addition, upon the request of the employees for property preservation, bank deposit of $0.18 million (RMB1,181,359) was frozen by the court of Suzhou for a period of one year. On September 5, 2019, CBAK Suzhou and the employees reached an agreement that CBAK Suzhou will pay these salaries and compensation. In February 2020, CBAK Suzhou had made full payment and the frozen bank deposit was released in October 2020.

In October 2019, CBAK Power received notice from Court of Changshou District, Chongqing that Chongqing Zhongrun Chemistry Co., Ltd (“Chongqing Zhongrun”) filed arbitration claims against the Company for failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.4 million (RMB2,484,948), including material cost of $0.4 million (RMB2,397,660) and interest of $13,370 (RMB87,288). On October 31, 2019, CBAK Power and Chongqing Zhongrun reached an agreement that CBAK Power would pay the material cost by the end of December 31, 2019. In 2020, CBAK Power had paid $198,152 (RMB1,293,653). In August 2020, upon the request of Chongqing Zhongrun for property preservation, the Court of Changshou District ordered to freeze CBAK Power’s bank deposits totaling $0.2 million (RMB1,249,836) for a period of one year to August 2021. As of December 31, 2020, the Company has accrued the material purchase cost of $0.2 million (RMB1,104,007) and $2,224 (RMB14,521) was frozen by bank. In February 2021, CBAK Power and Chongqing Zhongrun entered into a settlement agreement that if CBAK Power would pay $172,813 (RMB1,128,227, including RMB24,220 litigation expenses incurred) to Chongqing Zhongrun before March 5, 2021, Chongqing Zhongrun would waive the claims on interests. Thereafter, CBAK Power fully repaid to Chongqing Zhongrun and the frozen bank deposits were released in March 2021.

In October 2019, CBAK Power received notice from Court of Zhuanghe City that Hunan Zhongke Xingcheng Co., Ltd (“Hunan Zhongke”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Hunan Zhongke sought a total amount of $154,003 (RMB1,005,425). In 2020, the Company have paid $38,293 (RMB250,000). Upon the request of Hunan Zhongke for property preservation, the Court of Zhuanghe City ordered to freeze CBAK Power’s bank deposits totaling $0.1 million (RMB768,876) for a period of one year to July 2021. As of December 31, 2020, the Company accrued the remaining material purchase cost of $115,710 (RMB755,425) and nil was frozen by bank. In December 2020, CBAK Power and Hunan Zhongke entered into a debt reduction agreement that if CBAK Power would pay $81,368 (RMB531,220) to Hunan Zhongke before January 10, 2021, Hunan Zhongke would cancel the remaining debts of $34,342 (RMB224,205). Thereafter, CBAK Power fully paid $81,368 (RMB531,220) to Hunan Zhongke and the frozen bank deposits were released in January 2021.

In December 2019, CBAK Power received notice from Court of Zhuanghe that Dalian Construction Electrical Installation Engineering Co., Ltd. (“Dalian Construction”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the construction contract. Dalian Construction sought a total amount of $101,780 (RMB691,086) and interest $1,905 (RMB12,934). As of December 31, 2019, the Company has accrued the construction cost of $101,780 (RMB691,086). Upon the request of Dalian Construction for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $103,685 (RMB704,020) for a period of one year to December 2020. As of December 31, 2019, $97,384 (RMB661,240) was frozen by bank. In January 2020, CBAK Power and Dalian Construction reached a settlement agreement, and the bank deposit was then released. The Company has repaid all the construction cost as of December 31, 2020.

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.7 million (RMB4,434,209). Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.7 million (RMB4,434,209) for a period of one year to December 17, 2020. In July 2020, CBAK Power and Dongguan Shanshan have agreed to a settlement amount of $0.5 million (RMB3,635,192) and the bank deposit was then released. In October 2020, because the Company failed to pay according to the settlement, Dongguan Shanshan sought a total amount of $0.6 million (RMB3,635,192). Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.6 million (RMB3,365,192) for a period of one year to October 21, 2021. As of December 31, 2020, CBAK Power has accrued the materials purchase cost of $0.5 million (RMB3.4 million) and $55,230 (RMB360,576) was frozen by bank. In late February 2021, CBAK Power and Dongguan Shanshan entered into a settlement agreement that CBAK would pay $260,393, $76,586, $76,586, $76,586, and $32,088 (RMB 1,700,000, RMB 500,000, RMB 500,000, RMB 500,000 and RMB 209,487) by March 5, March 31, April 30, May 31 and June 30, 2021, respectively, and after the first payment of RMB 1,700,000 by March 5, 2021, Dongguan Shanshan would release all the enforcement measures against CBAK Power. As of the date of this report, CBAK Power paid $336,979 (RMB2,200,000) to Dongguan Shanshan and the frozen bank deposits were released in March 2021.

In March 2020, CBAK Power received notice from Court of Baodi District, Tianjin that BTR Tianjin Nanomaterial Manufacturing Co., Ltd (“Tianjin BTR”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of purchase contract. The plaintiff sought an amount of $49,398 (RMB322,500) for material cost that CBAK Power owed to Tianjin BTR and its related party Shenzhen BTR Nanomaterial Technology Co., Ltd (“Shenzhen BTR”) (together “BTRs”) and interest as accrued until settlement. In April 2020, CBAK Power and BTRs reached an agreement that CBAK Power would pay BTR $7,659, $19,912 and $21,827 (RMB 50,000, RMB130,000 and RMB142,500) by the end of April, May and June 2020, respectively, and CBAK Power would pay litigation fees of $456 (RMB 2,975) to Tianjing BTR by the end of November, 2020. As of December 31, 2020, CBAK Power has paid $15,317 (RMB100,000) to Tianjin BTR and accrued remaining materials cost $27,234 (RMB177,800) and $6,847 (RMB44,700) for Tianjin BTR and Shenzhen BTR respectively. In late January 2021, CBAK Power and Tianjing BTR reached another settlement agreement to settle all the outstanding debts (including $773 (RMB5,045) litigation expenses) by paying $13,253 (RMB86,525) in cash and return of LFP materials at a value of $14,754 (RMB96,320) and CBAK Power and Shenzhen BTR reached a settlement agreement by returning LFP materials at a value of $6,847 (RMB44,700). Thereafter, CBAK Power fully paid $13,253 (RMB 86,525) and delivered the LFP materials to BTRs, and the lawsuit was settled in March 2021.

In May 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that United Winners Laser Co., Ltd (“United Winners”) filed 3 lawsuits against CBAK Power for failure to pay pursuant to the terms of 3 purchase contracts. The plaintiff sought a total amount of $0.4 million (RMB2,845,844), including equipment cost of $0.4 (RMB2,692,000) and interest of $23,565 (RMB153,844). In late December 2020, CBAK Power and United Winners reached a settlement agreement to settle all the debts by paying $0.29 million (RMB1,884,400) by December 30, 2020 in cash and delivery of 3 electric vehicles to offset debt of $41,234 (RMB269,200), and the remaining debt of $82,468 (RMB538,400) would be relieved. CBAK Power paid $0.29 million (RMB1,884,400) and delivered the 3 electric vehicles to United Winners in December 31, 2020, and the lawsuit was settled in February 2021.

In June 2020, CBAK Power received notice from Court of Tongzhou District, Beijing that Beijing Hongfa Electric Technology Co., Ltd (“Hongfa”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of purchase contract. The plaintiff sought a total amount of $29,993 (RMB195,810) for material cost and interest as accrued until settlement. In December 2020, CBAK Power and Hongfa reached debt reduction agreement that CBAK Power would pay Hongfa $23,646 (RMB 154,375) by the January 10, 2021, and the remaining debt of $6,347 (RMB41,435) would be relieved. As of December 31, 2020, CBAK Power repaid $22,976 (RMB150,000) and accrued materials cost of $7, 017 (RMB45,810). Thereafter, CBAK Power fully paid to Hongfa, and the lawsuit was settled in January 2021.

On March 20, 2020, CBAK Power received notice from Court of Nanpi County, Hebei Province that Cangzhou Huibang Engineering Manufacturing Co., Ltd (“Cangzhou Huibang”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Cangzhou Huibang sought a total amount of $0.31 million (RMB2,029,594), including materials purchase cost of $0.30 million (RMB1,932,947), and interest of $14,804 (RMB96,647). Upon the request of Cangzhou Huibang for property preservation, the Court of Nanpi ordered to freeze CBAK Power’s bank deposits totaling $0.4 million (RMB2,650,000) for a period of one year to March 3, 2021. As of December 31, 2020, the Company has accrued materials purchase cost of $0.3 million (RMB1,932,947) and $18,518 (RMB120,898) was frozen by bank. In late February 2021, CBAK Power and Cangzhou Huibang entered into a settlement agreement that if CBAK Power would pay $0.3 million (RMB1,965,447) within 10 days from the signature date of the agreement, Cangzhou Huibang would waive the remaining claims. Thereafter, CBAK Power paid $0.3 million (RMB1,965,447) to Cangzhou Huibang and the frozen bank deposits were released in March 2021.

In early January 2020, CBAK Power received notice from Court of Nanshan District of Shenzhen that Shenzhen Klclear Technology Co., Ltd. (“Shenzhen Klclear”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of the materials purchase contract. Shenzhen Klclear sought a total amount of $1 million (RMB6,250,764), which the Company have already accrued for as of December 31, 2020. In February 2020, the Court of Nanshan District ruled that the Company should pay $0.8 million (RMB5,238,495) and the interest fees incurred from September 28, 2018. In April 2020, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Shenzhen to appeal the adjudication in February 2020. As of the date of this report, the Intermediate Peoples’ Court of Shenzhen has not yet rendered the judgment.

In May 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Tianjin Changxing Metal Co., Ltd (“Tianjin Changxing”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Tianjin Changxing sought a total amount of $29,652 (RMB193,588). On August 24, 2020, upon the request of Tianjin Changxing for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits totaling $32,915 (RMB214,892) for a period of one year. As of December 31, 2020, nil was frozen by bank and CBAK Power accrued the material purchase cost of $29,652 (RMB193,588). In late December 2020, CBAK Power and Tianjin Changxing entered into a debt reduction agreement that if CBAK Power would pay $26,755 (RMB174,671) to Tianjin Changxing, Tianjin Changxing would cancel the remaining debts. Thereafter, CBAK Power fully paid to Tianjin Changxing and the frozen bank deposits were released in January 2021.

In May 2020, CBAK Power received notice from Court of Wuqing District, Tianjin that Tianjin Changyuan Electric Material Co., Ltd (“Tianjin Changyuan”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. The plaintiff sought a total amount of $13,040 (RMB85,136), including material cost of $12,166 (RMB79,429) and interest of $874 (RMB5,707). In July, 2020, upon the request of the plaintiff for property preservation, the Court of Wuqing District, Tianjin ordered to freeze CBAK Power’s bank deposits totaling $13,041 (RMB85,136) for a period of one year. As of December 31, 2020, $13,041 (RMB85,136) was frozen by bank and the Company had accrued the material purchase cost and litigation expenses of $12,314 (RMB80,393). In March 2021, CBAK Power and Tianjin Changyuan entered into a debt reduction agreement that if CBAK Power would pay $9,851 (RMB 64,314) to Tianjin Changyuan before April 30, 2021, Tianjin Changyuan would cancel the remaining debts of $2,463 (RMB16,079). CBAK Power has paid $9,851 (RMB 64,314) in March 2021.

In June 2020, CBAK Suzhou received notice from Court of Suzhou Industrial Park that Ligao (Shandong) New Energy Technology Co., Ltd (“Ligao”) filed a lawsuit against CBAK Suzhou for failure to pay pursuant to the terms of the purchase contract. Ligao sought a total amount of $11,886 (RMB77,599), including contract amount of $11,240 (RMB73,380) and interest of $646 (RMB4,219). As of December 31, 2020, CBAK Suzhou had accrued the material purchase cost of $11,240 (RMB73,380). On December 31, 2020, CBAK Power, CBAK Suzhou and Ligao entered into a debt reduction agreement that if CBAK Power would pay $7,961 (RMB51,975) to Ligao, Ligao would cancel all the remaining debts. Thereafter, CBAK Power fully paid $7,961 (RMB51,975) to Ligao, and the lawsuit was settled in January 2021.

In June 2020, CBAK Suzhou received notice from Court of Yushui District, Xinyu City that Jiangxi Ganfeng Battery Technology Co., Ltd (“Ganfeng Battery”) filed a lawsuit against CBAK Suzhou for failure to pay pursuant to the terms of the purchase contract. Ganfeng Battery sought a total amount of $115,764 (RMB755,780), including contract amount of $112,277 (RMB733,009) and interest of $3,487 (RMB22,771). Upon the request of Ganfeng Battery for property preservation, the Court of Yushui ordered to freeze CBAK Suzhou’s bank deposits totaling $115,764 (RMB755,780) for a period of one year to May 2021. In October 2020, CBAK Power, Ganfeng Battery, CBAK Suzhou and Zhengzhou Jingfan New Energy Automobile Co., Ltd entered into a settlement agreement that CBAK Power would deliver 7 eletric vehicles to Ganfeng Battery to offset all the CBAK Suzhou’ debts to Ganfeng Battery and all vehicles were delivered to before December 31, 2020. As of December 31, 2020, nil was frozen by bank.

In June 2020, CBAK Suzhou received notice from Court of Suzhou Industrial Park that Suzhou Jihongkai Machine Equipment Co., Ltd (“Jihongkai”) filed a lawsuit against CBAK Suzhou for failure to pay pursuant to the terms of the purchase contract. Jihongkai sought contract amount of $26,916 (RMB175,722) and interest as accrued until settlement. As of December 31, 2020, the Company had accrued the material purchase cost of $26,916 (RMB175,722). In January 2021, CBAK Power, CBAK Suzhou and Jihongkai entered into a settlement agreement to settle all the debts and related litigation expenses by paying $12,213 (RMB79,736) in cash and delivery of an electric vehicle at a value of $15,287 (RMB99,800) from CBAK Power to Jihongkai. Thereafter, CBAK Power fully paid $12,213 (RMB79,736) and delivered the electric vehicle to Jihongkai, and the lawsuit was settled in January 2021.

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Nanjing Jinlong Chemical Co., Ltd. (“Nanjing Jinlong”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Nanjing Jinlong sought a total amount of $125,908 (RMB822,000). Upon the request of Nanjing Jinlong for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits totaling $125,908 (RMB822,000) for a period of one year to May 2021. As of December 31, 2020, $16 (RMB107) was frozen by bank and CBAK Power accrued the material purchase cost of $125,908 (RMB822,000).

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Xi’an Anpu New Energy Technology Co. LTD (“Xi’an Anpu”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the equipment purchase contract. Xi’an Anpu sought a total amount of $129,270 (RMB843,954), including $117,636 (RMB768,000) for equipment cost and $11,634 (RMB75,954) for liquidated damages. Upon the request of Xi’an Anpu for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits $129,270 (RMB843,954) for a period to May 11, 2021. As of December 31, 2020, $98,284 (RMB641,656) was frozen by bank and CBAK Power accrued the equipment purchase cost of $117,636 (RMB768,000). In January 2021, CBAK Power and Xi’an Anpu entered into a settlement agreement to settle all the debts by paying $64,406 (RMB420,478) in cash and delivery of 3 electric vehicles at a value of $45,952 (RMB300,000). Thereafter, CBAK Power fully paid $64,406 (RMB420,479) and delivered the 3 electric vehicles to Xi’an Anpu, and the lawsuit was settled in February 2021.

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Shenzhen Gd Laser Technology Co., Ltd. (“Shenzhen Gd”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Shenzhen Gd sought a total amount of $24,713 (RMB161,346), including equipment cost of $22,975 (RMB150,000) and interest amount of $1,738 (RMB11,346). As of December 31, 2020, the equipment was not received by CBAK Power. CBAK Power has included the equipment cost of $22,975 (RMB150,000) under capital commitments.

In July 2020, CBAK Power received notice from Court of Shandong Linyi Economic and Technology Development Zone (“Court of Shandong”) that Shandong Tianjiao New Energy Co. LTD (“Tianjiao”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the equipment purchase contract. Tianjiao sought an amount of $391,777 (RMB2,557,756) for equipment cost and interest as accrued until settlement. Upon the request of Tianjiao for property preservation, the Court of Shandong ordered to freeze CBAK Power’s bank deposits $0.5 million (RMB3,000,000) for a period of one year. In December 2020, CBAK and Tianjiao reached an agreement that CBAK would pay Tianjiao $45,952 (RMB300,000) by the end of each month from December 2020 to July 2021, and RMB 157,756 by the end of August 2021. As of December 31, 2020, CBAK Power accrued materials cost $315,191 (RMB2,057,756) and nil was frozen by bank. As of the date of this report, CBAK Power has repaid $183,807 (RMB1,200,000) to Tianjiao.

In October 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Shanghai Shengmeng Industrial Technology Co., Ltd. (“Shengmeng”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Shengmeng sought a total amount of $13,429 (RMB87,672) for material cost and interest as accrued until settlement. In November 2020, CBAK and Shengmeng reached an agreement that CBAK would pay $4,595 (RMB30,000) by November 30, 2020 and $5,004 (RMB 32,672) by December 20, 2020, and CBAK would pay litigation fees of $156 (RMB1,021) to Shengmeng. Thereafter, CBAK Power fully paid off the debts to Shengmeng, and the lawsuit was settled in March 2021.

In October 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Jiuzhao New Energy Technology Co., Ltd. (“Jiuzhao”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Jiuzhao sought a total amount of $0.9 million (RMB6,000,000), including material cost of $0.9 million (RMB5,870,267) and interest amount of $19,871 (RMB129,733). In December 1, 2020, CBAK and Jiuzhao reached an agreement that CBAK Power would pay Jiuzhao $76,586 (RMB500,000) by the end of each month from December 2020 to October 2021, and $56,715 (RMB370,267) by November 30, 2021, and CBAK would pay litigation fees of $4,886 (RMB 31,900) to Jiuzhao. As of December 31, 2020, CBAK Power has accrued $899,162 (RMB5,870,267) material cost and $5,874 (RMB38,346) was frozen by bank. As of the date of this report, CBAK Power has repaid $306,344 (RMB2,000,000) to Jiuzhao.

In November 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Dalian Tianda Metal Machinery Trade Co., Ltd. (“Tianda”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Tianda sought a total amount of $27,365 (RMB178,655) for material cost and interest as accrued until settlement. In December 2020, CBAK Power and Tianda reached an agreement that CBAK Power would pay Tianda $7,659 (RMB50,000) by the 30th of each month from November 2020 to January 2021, and $4,389 (RMB28,655) by end of February 2021, and CBAK Power would pay litigation fees of $297 (RMB1,937) to Tianda by November 30, 2020. As of December 31, 2020, CBAK Power has accrued $18,358 (RMB119,855) material cost and nil was frozen by bank. Thereafter, CBAK Power fully paid off the debts to Tianda, and the lawsuit was settled in February 2021.

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Shenzhen Haoneng Technology Co., Ltd. (“Haoneng”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the equipment purchase contract. Haoneng sought a total amount of $266,182 (RMB1,737,797), including equipment purchase cost of $264,069 (RMB1,724,000) and interest amount of $2,113 (RMB13,797). As of December 31, 2020, CBAK Power has accrued the equipment purchase cost of $264,069 (RMB 1,724,000).

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1,571,092 (RMB10,257,030), including equipment cost of $1,389,578 (RMB9,072,000) and interest amount of $181,514 (RMB1,185,030). As of December 31, 2020, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $1,389,578 (RMB9,072,000) under capital commitments.

In April 2020, CBAK Suzhou received notice from Court of Suzhou Industrial Park that Suzhou Suwangda Plastic Product Co., Ltd (“Suwangda”) filed a lawsuit against CBAK Suzhou for failure to pay pursuant to the terms of the purchase contract. Suwangda sought contract amount of $13,325 (RMB86,992) and interest as accrued until settlement. As of December 31, 2020, the Company has accrued the material cost of $13,325 (RMB86,992). In March 2021, CBAK Power, CBAK Suzhou and Suwangda entered into a settlement agreement to settle all the debts by paying $9,670 (RMB63,134) from CBAK Power to Suwangda. Thereafter, CBAK Power fully paid $9,670 (RMB63,134) and the lawsuit was settled in March 2021. The remaining $3,654 (RMB23,858) was waived by Suwangda.

In June 2020, CBAK Power received notice from Court of Pingyuan County, Shandong province that Shandong Hangewei New Energy Vehicle Control Co., Ltd (“Hangewei”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Hangewei sought a total amount of $16,307 (RMB 106,464) and interest as accrued until settlement. In October 2020, CBAK Power and Hangewei entered into a settlement agreement to settle all the debts by paying Hangewei $1,532 (RMB10,000) and $12,254 (RMB80,000) by the end of October and November 2020, respectively. CBAK Power paid $13,786 (RMB90,000) before December 31, 2020 and the remaining $2,521 (RMB16,464) was waived by Hangewei.

24.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the years ended December 31, 2019 and 2020 as follows:

	Year ended		Year ended
Sales of finished goods and raw materials	December 31, 2019		December 31, 2020
Customer A	$7,222,245	32.54%	$8,322,504	22.15%
Customer B	*	*	3,806,110	10.13%
Customer C	3,308,638	14.91%	*	*
Zhengzhou BAK Battery Co., Ltd (note a)	3,961,050	17.85%	12,770,075	33.99%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net accounts receivable (included VAT) as of December 31, 2019 and 2020 as follows:

	December 31, 2019		December 31, 2020
Customer A	$1,725,293	21.93%	$3,148,737	11.23%
Customer C	1,713,628	21.78%	*	*
Customer D	902,309	11.47%	*	*
Customer E	830,821	10.56%	*	*
Zhengzhou BAK Battery Co., Ltd (note a)	*	*	15,258,164	54.42%

*	Comprised less than 10% of net accounts receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the years ended December 31, 2019 and 2020 as follows:

	Year ended December 31, 2019			Year ended December 31, 2020
Supplier A	$	*	*	$12,396,483	48.90%
Supplier B		2,920,966	21.40%	*	*
Zhengzhou BAK New Energy Vehicle Co., Ltd (note b)		3,812,819	27.93%	*	*
Shenzhen BAK (note c)		*	*	3,884,309	15.32%

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of accounts payable as of December 31, 2019 and 2020 as follows:

	December 31, 2019			December 31, 2020
Supplier A	$	*	*	$9,272,478	47.40%
Supplier C		*	*	2,017,814	10.32%
Supplier D		1,126,482	10.10%	*	*

Apart from the above, for the years ended December 31, 2019 and 2020, the Company recorded the following transactions:

	December 31, 2019	December 31, 2020
Purchase of inventories from
BAK Shenzhen (note c)	$63,950	-

Sales of finished goods and raw materials to
BAK Shenzhen (note c)	526,719	-
Zhengzhou BAK New Energy Technology Co., Ltd (note b)	-	1,562,637

Notes:
a	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $7,691,611 to the Company.
b	Mr. Xiangqian Li is a director of Zhengzhou BAK New Energy Vehicle Co., Ltd, which has 29% equity interests in Zhengzhou BAK New Energy Technology Co., Ltd. As of December 31, 2019 and 2020, receivable from Zhengzhou BAK New Energy Technology Co., Ltd were nil and $1,759,050, respectively, was included in trade accounts and bills receivable, net. Up to the date of this report, Zhengzhou BAK New Energy Technology Co., Ltd repaid $741,353 to the Company.
c	Mr. Xiangqian Li is a director of Shenzhen BAK and BAK Shenzhen.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2019 and 2020, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

25.	Segment Information

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

After the disposal of BAK International, the Company focused on producing high-power lithium battery cells. Net revenues from continuing operations for the years ended December 31, 2019 and 2020 were as follows:

Net revenues by product:

	Year ended	Year ended
	December 31, 2019	December 31, 2020
High power lithium batteries used in:
Electric vehicles	$4,509,055	$259,955
Light electric vehicles	16,147	39,428
Uninterruptable supplies	17,669,146	22,748,627
	22,194,348	23,048,010
Raw materials used in lithium batteries	-	14,518,142
Total	$22,194,348	$37,566,152

Net revenues by geographic area:

	Year ended	Year ended
	December 31, 2019	December 31, 2020
Mainland China	$21,632,637	35,464,245
Europe	-	1,776,000
Korea	-	246,453
Israel	118,906	-
USA	285,556	3,592
Others	157,249	75,862
Total	$22,194,348	$37,566,152

Substantially all of the Company’s long-lived assets are located in the PRC.

26.	CBAK Energy Technology, Inc. (Parent Company)

Under PRC regulations, subsidiaries in PRC (“the PRC subsidiaries”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, the PRC subsidiaries are required to set aside at least 10% of their after tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of December 31, 2019 and 2020, additional transfers of $56,269,489 and $164,388,965 were required before the statutory general reserve reached 50% of the registered capital of the PRC subsidiaries. As of December 31, 2019 and 2020, there was $1,230,511 appropriation from retained earnings and set aside for statutory general reserves by the PRC subsidiaries. The PRC subsidiaries did not have after tax net profits since its incorporation and therefore no appropriation was made to fund its statutory general reserve as of December 31, 2019 and 2020.

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

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

For the years ended December 31, 2019 and 2020

(Unaudited)

	Year ended December 31, 2019	Year ended December 31, 2020
REVENUE, net	$-	$-

OPERATING EXPENSES:
Salaries and consulting expenses	978,942	992,246
General and administrative	439,974	531,449

Total operating expenses	(1,418,916)	(1,523,695)

LOSS FROM OPERATIONS	(1,418,916)	(1,523,695)

Finance expenses	(120,051)	(429,741)
Changes in fair value of warrants liability	-	2,072,000

(LOSS) PROFIT ATTRIBUTABLE TO PARENT COMPANY	(1,538,967)	118,564

EQUITY IN LOSS OF SUBSIDIARIES	(9,228,556)	(7,925,462)

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS	$(10,767,523)	$(7,806,898)

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY BALANCE SHEETS

As of December 31, 2019 and 2020

(Unaudited)

	December 31, 2019	December 31, 2020
ASSETS

Interests in subsidiaries	$18,183,266	$66,797,421
Cash and cash equivalents	-	5,107,486
Total assets	$18,183,266	$71,904,907

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$2,846,736	$-
Accrued expenses and other payables	1,731,251	1,722,814
Warrants liability	-	17,783,000
Total current liabilities	4,577,987	19,505,814

SHAREHOLDERS’ EQUITY	13,605,279	52,399,093
Total liabilities and shareholders’ equity	$18,183,266	$71,904,907

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

For the years ended December 31, 2019 and 2020

(Unaudited)

	Year ended December 31, 2019	Year ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,767,523)	$(7,806,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of subsidiaries	9,228,556	7,925,462
Share based compensation	770,113	803,931
Changes in fair value of warrants liability	-	(2,072,000)
Change in operating assets and liabilities
Accrued expenses and other payable	89,080	(8,437)
Net cash used in operating activities	(679,774)	(1,157,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in interest in subsidiaries	(2,070,226)	(39,083,154)
Net cash provided by (used in) investing activities	(2,070,226)	(39,083,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	-	45,348,582
Proceeds from issuance of promissory notes	2,750,000	-
Net cash provided by financing activities	2,750,000	45,348,582

CHANGE IN CASH AND CASH EQUIVALENTS	-	5,107,486

CASH AND CASH EQUIVALENTS, beginning of year	-	-

CASH AND CASH EQUIVALENTS, end of year	$-	$5,107,486

The condensed parent company financial statements have been prepared using the equity method to account for its subsidiaries. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

27.	Subsequent events

On April 1, 2021, CBAK Power entered into a framework investment agreement with Hangzhou Juzhong Daxin Asset Management Co., Ltd. ("Juzhong Daxin") for a potential acquisition of Zhejiang Meidu Hitrans Lithium Battery Technology Co., Ltd ("Hitrans"). Juzhong Daxin is the trustee of 85% of equity interests of Hitrans and has the voting right and right to dividend over the 85% of equity interests. Subject to definitive acquisition agreements to be entered into among the parties, including shareholders owning the 85% of equity interests of Hitrans, CBAK Power intends to acquire 85% of equity interests of Hitrans in cash in 2021. As of date of this report, CBAK Power has paid $3.06 million (RMB20,000,000) to Juzhong Daxin as a security deposit. Hitrans is an unrelated third party of the Company engaging in researching, manufacturing and trading of raw materials and is one of the major suppliers of the Company in fiscal 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2020.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2020 were not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

–	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

–	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

–	We are in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience. Ms. Xiangyu Pei was appointed by the Board of Directors of the Company as the Interim Chief Financial Officer on August 23, 2019.

–	Since September 2016, we have regularly offered our financial personnel trainings on internal control and risk management. Since November 2016, we have regularly provided trainings to our financial personnel on U.S. GAAP accounting guidelines. We plan to continue to provide trainings to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

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

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2020, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Yunfei Li	55	Chairman of the Board and Chief Executive Officer
J. Simon Xue	67	Director
Martha C. Agee	66	Director
Jianjun He	49	Director
Guosheng Wang	49	Director
Xiangyu Pei	32	Interim Chief Financial Officer

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

J. Simon Xue has served as our director since February 1, 2016. Dr. Xue has approximately 40 years’ experience in nuclear chemistry, solid state chemistry, superconductivity and materials for Lithium-ion batteries. Within his research career, he has spent 21 years in the research and development of Lithium-ion battery. Dr. Xue is currently the Senior Director of National Institute for Low-&-Clean Energy in China and a member of National “Thousand Talent” Plan and a member of Expert Committee for “Chinese Industrial Association of Power Sources.” Prior to that, Dr. Xue was a director of Altair Nanotechnologies Inc., a Delaware company, between August 2011 and April 2012. From 2010 to 2011, he served as the chief executive officer of Yintong Energy Co., Ltd., a subsidiary of Canon Investment Holdings Ltd. Dr. Xue has also held positions at Ultralife, Duracell, B&K Electronics Co., Ltd., Valence Energy-Tech (Suzhou) Co., A123 Systems Inc. and International Battery Inc. He enjoys an extensive reputation in the whole product chain of lithium-ion battery in China, including materials, equipment, cell manufacturing and testing. He has authored or co-authored over 50 scientific articles, 12 patents relevant to battery chemistry and materials and participated, presented and hosted more than 30 battery or material related international conferences. Dr. Xue completed his Ph.D. program in Solid State Chemistry in McMaster University in 1992.

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

Dr. Xue, Chair of the Compensation Committee, has approximately 40 years’ experience in nuclear chemistry, solid state chemistry, superconductivity and materials for Lithium-ion batteries. Within his research career, he has spent 21 years in the research and development of Lithium-ion battery.

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

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. A copy of the Code of Business Conduct and Ethics has been filed as Exhibit 14.1 to our Quarterly Report on Form 10-Q filed on August 22, 2006 and is hereby incorporated by reference into this annual report. The Code of Business Conduct and Ethics is also available on our website at www.cbak.com.cn. During the fiscal year ended December 31, 2020, there were no amendments to or waivers of our Code of Business Ethics and Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on our Internet website at www.cbak.com.cn or via a current report on Form 8-K.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our Common Stock must report their initial ownership of the Common Stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2020, except that one Form 3, covering one transaction, was filed late by Ping Shen.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

			Stock	Option
Name and Principal Position	Period	Salary ($)(1)	Awards ($)(2)	Awards ($)	Total ($)
Yunfei Li,	Year ended December 31, 2019	128,168	127,000	-	255,168
President, Chief Executive Officer	Year ended December 31, 2020	120,339	120,001	-	240,340

(1)	The amounts reported in this table have been converted from RMB to U.S. dollars based on the average conversion rate between the U.S. dollar and RMB for the applicable fiscal year, or $1.00 to RMB6.9073 (fiscal year 2019 exchange rate), $1.00 to RMB6.9032 (fiscal year 2020 exchange rate).

(2)	The stock awards consisted of: 1) restricted shares granted on June 30, 2015, which are vested and exercisable in twelve equal quarterly installments with the first vesting date of June 30, 2015 and with a fair value of $3.24, 2) restricted shares granted on April 19, 2016 with a fair value of $2.68 per share, which are vested and exercisable under three types of vesting schedules: First, if the number of restricted shares granted is below 3,000, the shares will vest annually in 2 equal installments over a two-year period with the first vesting on June 30, 2017. Second, if the number of restricted shares granted is larger than or equal to 3,000 and is below 10,000, the shares will vest annually in 3 equal installments over a three-year period with the first vesting on June 30, 2017. Third, if the number of restricted shares granted is above or equal to 10,000, the shares will vest semi-annually in 6 equal installments over a three-year period with the first vesting on December 31, 2016, and 3) restricted shares granted on August 23, 2019 with a fair value of $0.9 per share, which are vested semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019

Summary of Employment Agreements

The base salary shown in the Summary Compensation Table is described in each named executive officer’s respective employment agreement. The material terms of those employment agreements are summarized below.

We entered into employment agreements with three-year initial terms with our named executive officers with standard employment agreements. We entered into the employment agreement with Mr. Yunfei Li on March 1, 2016. On August 23, 2019, the Board of Directors appointed Ms. Xiangyu Pei as the Interim Chief Financial Officer, and we entered into the employment agreement with Ms. Xiangyu Pei for a three-year term. Each of our standard employment agreements is automatically extended by a year at the expiration of the initial term and at the expiration of every one-year extension, until terminated in accordance with the termination provisions of the agreements, which are described below.

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

●	approach our clients, customers or contacts or other persons or entities, and not to interfere with the business relationship between us and such persons and/or entities;

●	assume employment with or provide services as a director for any of our competitors, or engage in any business which is in direct or indirect competition with our business; or

●	solicit the services of any of our employees.

Outstanding Equity Awards at Fiscal Year-End 2020

The following table sets forth the equity awards outstanding at December 31, 2020 for each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Yunfei Li, President, Chief Executive Officer						-	-	199,999	*	179,999

*	On June 30, 2015, Mr. Li was granted 30,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Equity Incentive Plan of the Company (the “2015 Plan”). The restricted shares vest over a three-year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On April 19, 2016, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 150,000 restricted shares of the Company’s common stock. The restricted shares vest semi-annually in 6 equal installments over a three-year period with the first vesting on December 31, 2016. On August 23, 2019, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 400,000 restricted share units of the Company’s common stock. The share units vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019.

Compensation of Directors

On August 23, 2019, pursuant to the 2015 Plan, each of our independent directors was granted 20,000 restricted share units of the Company’s common stock. The share units vest semi-annually in 6 equal installments over a three year period with the first vesting on September 30, 2019.

The following table sets forth the total compensation earned by our non-employee directors during our fiscal year ended December 31, 2020:

	Fees Earned or
Name	Paid in Cash ($)	Stock Awards ($)	Total ($)
J. Simon Xue	20,000	6,000	26,000
Martha C. Agee	20,000	6,000	26,000
Jianjun He	20,000	6,000	26,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on April 9, 2021 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group:

Names of Management and Names of Certain Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (1)
	Number (2)	Percent (3)
Yunfei Li (6) (8) (10)(14)	10,860,039	12.32%

J. Simon Xue (7) (11)	43,332	*

Martha C. Agee (4) (11)	43,332	*

Jianjun He (4) (11)	43,332	*

Guosheng Wang (5)	112,501	*

Xiangyu Pei (13)	177,983	*

All executive officers and directors as a group (6 persons)	11,280,519	12.79%

Principal Shareholders
Dawei Li (8) (10)	6,733,359	7.64%
Asia EVK Energy Auto Limited (9) (10)(14)	9,702,615	11.01%
Ping Shen (12)(14)	8,668,983	9.84%

*	Denotes less than 1% of the outstanding shares of Common Stock.

(1)	The number of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of the Reference Date, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

(2)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of Common Stock listed as owned by that person or entity.

(3)	A total of 88,106,019 shares of Common Stock are considered to be outstanding on the Reference Date. For each beneficial owner above, any Presently Exercisable securities of such beneficial owner have been included in the denominator, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

(4)	On June 30, 2015, each of our independent directors then was granted 30,000 restricted shares of the Company’s Common Stock, under the 2015 Plan. The restricted shares vest over a three-year period in 12 equal quarterly installments with the first vesting date on June 30, 2015.

(5)	On June 30, 2015, Mr. Guosheng Wang was granted 50,000 restricted shares of the Company’s Common Stock, under the 2015 Equity Incentive Plan, or the 2015 Plan. The restricted shares vest over a three-year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On April 19, 2016, Mr. Wang was granted an additional 20,000 restricted shares under the 2015 Plan. Such shares vest semi-annually in 6 equal installments over a three-year period with the first vesting on December 31, 2016. On August 23, 2019, pursuant to the 2015 Plan, the Company granted Mr. Wang an aggregate of 70,000 restricted share units of the Company’s Common Stock. The share units vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019.

(6)

On June 30, 2015, Mr. Yunfei Li was granted 30,000 restricted shares of the Company’s Common Stock, under the 2015 Plan. The restricted shares vest over a three-year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On April 19, 2016, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 150,000 restricted shares of the Company’s Common Stock. The restricted shares vest semi-annually in 6 equal installments over a three-year period with the first vesting on December 31, 2016. On February 17, 2017, we signed a letter of understanding with each of eight individual investors, including our CEO, Mr. Yunfei Li, whereby these stockholders agreed in principle to subscribe for new shares of our Common Stock totaling $10 million. The issue price would be determined with reference to the market price prior to the issuance of new shares. In January 2017, the stockholders paid us a total of $2.1 million as refundable deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a refundable deposit of $0.2 million. In April and May 2017, we received cash of $9.6 million from these stockholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which we agreed to issue an aggregate of 6,403,518 shares of Common Stock to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, including 746,018 shares were issued to Mr. Yunfei Li, our CEO. On June 22, 2017, we issued the shares to the investors.

On August 23, 2019, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 400,000 restricted share units of the Company’s Common Stock. The share units vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019.

(7)	On April 19, 2016, pursuant to the 2015 Plan, the Company granted Dr. Xue an aggregate of 30,000 restricted shares of the Company’s Common Stock. The restricted shares vest semi-annually in 6 equal installments over a three-year period with the first vesting on December 31, 2016.

(8)	On January 7, 2019, we entered into a cancellation agreement with Mr. Yunfei Li and Mr. Dawei Li, who loaned an aggregate of approximately $5.2 million (the “First Debt”) to the Company’s subsidiary, CBAK Power. Pursuant to the terms of the cancellation agreement, the creditors agreed to cancel the First Debt in exchange for an aggregate of 5,098,040 shares of Common Stock of the Company at an exchange price of $1.02 per share. According to the amount of loan, 3,431,373 and 1,666,667 shares were issued to Mr. Dawei Li and Mr. Yunfei Li, respectively. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the First Debt.

(9)	On April 26, 2019, we entered into a cancellation agreement with Mr. Jun Lang, Ms. Jing Shi and Asia EVK Energy Auto Limited (“Asia EVK”), who loaned an aggregate of approximately $5.4 million to CBAK Power (the “Second Debt”). Pursuant to the terms of the cancellation agreement, the creditors agreed to cancel the Second Debt in exchange for an aggregate of 5,205,905 shares of Common Stock of the Company at an exchange price of $1.1 per share. According to the amount of loan, 300,534, 123,208 and 4,782,163 shares were issued to Mr. Jun Lang, Ms. Jing Shi and Asia EVK, respectively. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the Second Debt.

(10)

On July 26, 2019, we entered into a cancellation agreement with Mr. Dawei Li, Mr. Yunfei Li and Asia EVK, who loaned an aggregate of approximately $7.1 million to CBAK Power (collectively, the “Third Debt” and “Fourth Debt”). Pursuant to the terms of the cancellation agreement, the creditors agreed to cancel the Third Debt and Fourth Debt in exchange for an aggregate of 7,092,219 shares of Common Stock of the Company at an exchange price of $1.05 per share. According to the amount of loan, 1,384,717, 2,938,067 and 2,769,435 shares were issued to Mr. Dawei Li, Mr. Yunfei Li and Asia EVK, respectively. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the Third Debt and Fourth Debt.

(11)

On August 23, 2019, pursuant to the 2015 Plan, each of our independent directors then was granted 20,000 restricted share units of the Company’s Common Stock. The share units vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019.

(12)

On October 14, 2019, we entered into a cancellation agreement with Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen, who loaned an aggregate of approximately $4.2 million to CBAK Power (the “Fifth Debt”) and the unpaid earnest money of approximately $1.0 million. Pursuant to the terms of the cancellation agreement, the creditors agreed to cancel the Fifth Debt and convert the unpaid earnest money in exchange for an aggregate of 8,599,717 shares of Common Stock of the Company at an exchange price of $0.6 per share. According to the amount of loan, 528,053, 3,536,068, 2,267,798 and 2,267,798 shares were issued to Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen, respectively. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the Fifth Debt and the unpaid earnest money.

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

(14)	On April 27, 2020, the Company entered into a cancellation agreement with Mr. Yunfei Li, Mr. Ping Shen and Asia EVK (the creditors), who loaned an aggregate of approximately $4.3 million to CBAK Power (the “Sixth Debt”). Pursuant to the terms of the cancellation agreement, Mr. Yunfei Li, Mr. Ping Shen and Asia EVK agreed to cancel the Sixth Debt in exchange for 2,062,619, 4,714,557 and 2,151,017 shares of Common Stock, respectively, at an exchange price of $0.48 per share. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the Sixth Debt. The cancellation agreement contains customary representations and warranties of the creditors.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

2015 Equity Incentive Plan

The following table sets forth certain information about the securities authorized for issuance under the 2015 Plan as of December 31, 2020. Options exercisable for all of the securities shown in column (a) below were granted under our 2015 Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	944,671	$1.1	7,041,852	(1)

Equity compensation plans not approved by security holders	-

Total	944,671	$1.1	7,041,852	(1)

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

On August 23, 2019, pursuant to the 2015 plan, the Company granted an aggregate of 1,887,000 restricted share units of the Company’s common stock to certain employees, officers and directors of the Company. There are two types of vesting schedules, (i) the share units will vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019; (ii) the share units will vest annually in 3 equal installments over a three-year period with the first vesting on March 31, 2021.

On October 23, 2020, pursuant to the Company’s 2015 Plan, the Compensation Committee granted an aggregate of 100,000 restricted share units of the Company’s common stock to an employee of the Company. The restricted shares will vest semi-annually in six equal installments over a three-year period with the first vesting on October 30, 2020.

As of December 31, 2020, 2,002,986 vested shares were issued, and 938,837 shares were to be issued upon vesting. As of the date of this annual report, 7,041,852 shares reserved under the 2015 Plan are available for future issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The Company borrowed from Mr. Yunfei Li, the Company’s CEO to fund its operation. These loans are unsecured, free of interest and repayable on demand. The balances were $212,470 and $278,739 as of December 31, 2019 and 2020, respectively.

In December 2019, the Company obtained banking facilities from China Everbright Bank Dalian Friendship Branch totaled RMB39.9 million (approximately $6.1 million) for a term until November 6, 2020, bearing interest at 5.655% per annum. The facility was secured by 100% equity in CBAK Power held by BAK Asia and buildings of Hubei BAK Real Estate Co., Ltd., which Mr. Yunfei Li, the Company’s CEO holding 15% equity interest. We repaid the bank loan of RMB39.9 million (approximately $6.1 million) in December 2020. Mr. Yunfei Li did not receive and is not entitled to receive any consideration for the above-referenced guarantees. We are not independently obligated to indemnify any of those guarantors for any amounts paid by them pursuant to any guarantee.

On April 27, 2020, we entered into a cancellation agreement with Mr. Yunfei Li, Asia EVK and Mr. Ping Shen, who loaned an aggregate of approximately $4.3 million to CBAK Power. Pursuant to the terms of the cancellation agreement, the creditors agreed to cancel the debt in exchange for an aggregate of 8,928,193 shares of common stock of the Company at an exchange price of $0.48 per share. According to the amount of loan, 2,062,619, 2,151,017 and 4,714,557 shares were issued to Mr. Yunfei Li, Asia EVK and Mr. Pin Shen, respectively. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the debt.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees and Services

Audit Fees

Centurion ZD CPA & Co. has billed us $309,000 and $202,000 for the fiscal years ended December 31, 2020 and 2019, respectively, for professional services rendered for the audit of our annual financial statements, including reviews of the interim financial statements included in our quarterly reports on Form 10-Q and assistance with the Securities Act filings.

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

Exhibit List

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

●	Report of Centurion ZD CPA & Co., Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2020 and 2019

●	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019

●	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019

●	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

●	Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description

2.1	Articles of Merger (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8- K filed on January 17, 2017)

3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on December 8, 2006)

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 19, 2007)

3.3	Certificate of Change Pursuant to NRS 78.209 filed by the Company on October 22, 2012 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 26, 2012)

3.4	Certificate of Amendment to Articles of Incorporation filed by the Company on June 23, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 26, 2015)

4.1	CBAK Energy Technology, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix D to the registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2015).

Exhibit No.	Description

4.2	Description of Securities Registered Pursuant to Section 12 of the Exchange Act

4.3	Form of Investors Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2021)

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2021)

4.5	Form of Investors Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 9, 2020)

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 9, 2020)

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2011)

10.2	Form of Restricted Share Units Award Agreement Under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 29, 2019)

10.3	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 6, 2015)

10.4	Form of Securities Purchase Agreement by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2021)

10.5	Form of Registration Rights Agreement by and among the Company and the Investors (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2021)

10.6	Securities Purchase Agreement by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 9, 2020)

14.1	Code of Business Conduct and Ethics of the registrant (incorporated by reference to Exhibit 14.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)

21.1	List of subsidiaries of the registrant.

23.1	Consent of Centurion ZD CPA & Co.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2021

CBAK ENERGY TECHNOLOGY, INC.

	By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

	By:	/s/ Xiangyu Pei
Xiangyu Pei
Interim Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunfei Li	Chairman and Chief Executive Officer	April 13, 2021
Yunfei Li	(Principal Executive Officer)

/s/ Xiangyu Pei	Interim Chief Financial Officer	April 13, 2021
Xiangyu Pei	(Principal Financial and Accounting Officer)

/s/ Guosheng Wang	Director	April 13, 2021
Guosheng Wang

/s/ J. Simon Xue	Director	April 13, 2021
J. Simon Xue

/s/ Martha C. Agee	Director	April 13, 2021
Martha C. Agee

/s/ Jianjun He	Director	April 13, 2021
Jianjun He