Form 10-Q
period 2021-03-31
CBAK Energy Technology, Inc.
filed 2021-05-17
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	88,394,517

CBAK ENERGY TECHNOLOGY, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2021

CBAK Energy Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of December 31, 2020 and March 31, 2021

(Unaudited)

(In US$ except for number of shares)

		December 31,	March 31,
	Note	2020	2021
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$11,681,750	$65,116,897
Pledged deposits	2	8,989,748	16,323,303
Trade accounts and bills receivable, net	3	29,571,274	23,306,670
Inventories	4	5,252,845	6,499,313
Prepayments and other receivables	5	7,439,544	7,858,583
Investment in sales-type lease, net	9	235,245	836,714

Total current assets		63,170,406	119,941,480

Property, plant and equipment, net	7	41,040,370	40,248,221
Construction in progress	8	30,193,309	34,104,206
Right-of-use assets	9	7,500,780	7,430,212
Operating lease right-of-use assets, net		-	360,382
Intangible assets, net	10	11,807	11,084
Investment in sales-type lease, net	9	850,407	1,867,519

Total assets		$142,767,079	$203,963,104

Liabilities
Current liabilities
Trade accounts and bills payable	11	$28,352,292	$25,337,685
Current maturities of long-term bank loans	12	13,739,546	13,688,805
Other short-term loans	12	1,253,869	1,105,826
Accrued expenses and other payables	13	11,645,459	9,253,984
Payables to former subsidiaries, net	6	626,990	382,638
Deferred government grants, current	14	151,476	150,917
Product warranty provisions	15	155,888	119,114
Warrants liability	19	17,783,000	39,222,000

Total current liabilities		73,708,520	89,260,969

Deferred government grants, non-current	14	7,304,832	7,240,124
Operating lease liability, non-current	9	-	237,600
Product warranty provisions	15	1,835,717	1,858,006
Long term tax payable	16	7,511,182	7,483,442

Total liabilities		90,360,251	106,080,141

Commitments and contingencies	21

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 79,310,249 issued and 79,166,043 outstanding as of December 31, 2020; and 88,250,225 issued and 88,106,019 outstanding as of March 31, 2021		79,310	88,250
Donated shares		14,101,689	14,101,689
Additional paid-in capital		225,278,113	241,048,002
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(183,984,311)	(154,375,029)
Accumulated other comprehensive loss		(239,609)	(145,568)
		56,465,703	101,947,855
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		52,399,093	97,881,245
Non-controlling interests		7,735	1,718
Total equity		52,406,828	97,882,963

Total liabilities and shareholder’s equity		$142,767,079	$203,963,104

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2020 and 2021
(Unaudited) (In US$ except for number of shares)

		Three months ended March 31,
	Note	2020	2021
Net revenues	23	$6,901,274	$9,416,049
Cost of revenues		(6,695,271)	(7,576,620)
Gross profit		206,003	1,839,429
Operating expenses:
Research and development expenses		(298,930)	(483,749)
Sales and marketing expenses		(93,771)	(213,142)
General and administrative expenses		(1,115,618)	(1,324,481)
(Provision for) recovery of doubtful accounts	3	(673,186)	154,061
Total operating expenses		(2,181,505)	(1,867,311)
Operating loss		(1,975,502)	(27,882)
Finance expenses, net		(428,083)	(7,598)
Other income, net		49,474	1,217,648
Change in fair value of warrants liability		-	28,426,000
Loss (income) before income tax		(2,354,111)	29,608,168
Income tax expense	16	-	-
Net (loss) income		$(2,354,111)	$29,608,168
Less: Net (income) loss attributable to non-controlling interests		(5,870)	1,114
Net (loss) income attribute to shareholders of CBAK Energy Technology, Inc.		$(2,359,981)	$29,609,282

Net (loss) income		(2,354,111)	29,608,168
Other comprehensive income (loss)
– Foreign currency translation adjustment		(302,045)	89,138
Comprehensive (loss) income		$(2,656,156)	$29,697,306
Less: Comprehensive (income) loss attributable to non-controlling interests		(5,040)	6,017
Comprehensive (loss) income attributable to CBAK Energy Technology, Inc.		$(2,661,196)	$29,703,323

(Loss) Income per share	18
– Basic		$(0.04)	$0.35
– Diluted		$(0.04)	$0.35

Weighted average number of shares of common stock:	18
– Basic		53,293,776	84,283,605
– Diluted		53,293,776	84,933,913

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional			Accumulated other	Non-	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	loss	interests	of shares	Amount	equity
Balance as of January 1, 2020	53,220,902	$53,222	$14,101,689	$180,208,610	$1,230,511	$(176,177,413)	$(1,744,730)	$52,777	(144,206)	$(4,066,610)	$13,658,056

Net (loss) profit	-	-	-	-	-	(2,359,981)	-	5,870	-	-	(2,354,111)
Share-based compensation for employee and director stock awards	-	-	-	300,135	-	-	-		-	-	300,135
Common stock issued to investors	367,897	368	-	199,632	-	-	-		-	-	200,000
Foreign currency translation adjustment	-	-	-	-	-	-	(301,215)	(830)	-	-	(302,045)
Balance as of March 31, 2020	53,588,799	$53,590	$14,101,689	$180,708,377	$1,230,511	$(178,537,394)	$(2,045,945)	$57,817	(144,206)	$(4,066,610)	$11,502,035

Balance as of January 1, 2021	79,310,249	$79,310	$14,101,689	$225,278,113	$1,230,511	$(183,984,311)	$(239,609)	$7,735	(144,206)	$(4,066,610)	$52,406,828

Net profit (loss)	-	-	-	-	-	29,609,282	-	(1,114)	-	-	29,608,168
Share-based compensation for employee and director stock awards	-	-	-	148,818	-	-	-		-	-	148,818
Issuance of common stock and warrants	8,939,976	8,940	-	15,621,071	-	-	-		-	-	15,630,011
Foreign currency translation adjustment	-	-	-	-	-	-	94,041	(4,903)	-	-	89,138

Balance as of March 31, 2021	88,250,225	$88,250	$14,101,689	$241,048,002	$1,230,511	$(154,375,029)	$(145,568)	$1,718	(144,206)	$(4,066,610)	$97,882,963

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

	Three months ended March 31,
	2020	2021
Cash flows from operating activities
Net (loss) income	$(2,354,111)	$29,608,168
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	587,615	704,496
Provision for (recovery of) doubtful debts	673,186	(154,061)
Amortization of operating lease right-of-use assets	-	10,052
Write-down of inventories	409,062	233,305
Share-based compensation	300,135	148,818
Changes in fair value of warrants liability	-	(28,426,000)
Gain on disposal of property, plant and equipment	-	(53,022)
Changes in operating assets and liabilities:
Trade accounts and bills receivable	(3,633,248)	6,314,111
Inventories	701,957	(1,512,723)
Prepayments and other receivables	51,905	(451,150)
Trade accounts and bills payable	(237,779)	(2,941,048)
Accrued expenses and other payables	(86,889)	(882,416)
Operating lease liabilities	-	(134,149)
Investment in sales-type lease	-	(1,639,959)
Trade receivable from and payables to former subsidiaries	4,273,976	(60,563)
Net cash provided by operating activities	685,809	763,859

Cash flows from investing activities
Purchases of property, plant and equipment and construction in progress	(261,031)	(5,681,131)
Net cash used in investing activities	(261,031)	(5,681,131)

Cash flows from financing activities
Borrowings from shareholders	269,349	-
Borrowings from an unrelated party	3,467,148	-
Repayment of borrowing from an unrelated party	(5,673,515)	-
Repayment of borrowing from shareholders	-	(145,321)
Proceeds from issuance of shares	-	65,495,011
Net cash (used in) provided by financing activities	(1,937,018)	65,349,690

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(112,027)	336,284
Net increase (decrease) in cash and cash equivalents, and restricted cash	(1,624,267)	60,768,702
Cash and cash equivalents, and restricted cash at the beginning of period	7,133,948	20,671,498
Cash and cash equivalents, and restricted cash at the end of period	$5,509,681	$81,440,200

Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$-	$176,628
Non-cash payment for purchase of property, plant and equipment and construction in progress by new vehicles	$-	$61,233
Issuance of common stock (note 1):
- offset repayment of promissory notes	$200,000	$-

Cash paid during the period for:
Interest, net of amounts capitalized	$269,019	$2,314

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2020 and 2021
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
For the three months ended March 31, 2020 and 2021
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

As of March 31, 2021, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2020 and 2021
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

On December 27, 2013, Dalian BAK Power Battery Co., Ltd was established as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000. Pursuant to CBAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Power on or before December 27, 2015. On March 7, 2017, the name of Dalian BAK Power Battery Co., Ltd was changed to Dalian CBAK Power Battery Co., Ltd (“CBAK Power”). On July 10, 2018, CBAK Power’s registered capital was increased to $50,000,000. On October 29, 2019, CBAK Power’s registered capital was further increased to $60,000,000. Pursuant to CBAK Power’s amendment articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Power on or before December 31, 2021. Up to the date of this report, the Company has contributed $60,000,000 to CBAK Power through injection of a series of patents and cash.

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

On November 21, 2019, Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”) was established as a wholly owned subsidiary of BAK Asia with a registered capital of $50,000,000. Pursuant to CBAK Energy’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Energy on or before November 20, 2022. Up to the date of this report, the Company has contributed $20,719,925 to CBAK Energy. CBAK Energy will be focus on manufacture and sale of lithium batteries and lithium batteries’ materials.

On July 14, 2020, the Company acquired BAK Asia Investments Limited (“BAK Investments”), a company incorporated under Hong Kong laws, from Mr. Xiangqian Li, the Company’s former CEO, for a cash consideration of HK$1.00. BAK Asia Investments Limited is a holding company without any other business operations.

On July 31, 2020, BAK Investments formed a wholly owned subsidiary CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”) in China with a registered capital of $100,000,000. Pursuant to CBAK Nanjing’s articles of association and relevant PRC regulations, BAK Investments was required to contribute the capital to CBAK Nanjing on or before July 29, 2040. Up to the date of this report, the Company has contributed $49,989,915 to CBAK Nanjing.

On August 6, 2020, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) was established as a wholly owned subsidiary of CBAK Nanjing with a registered capital of RMB700,000,000 (approximately $107 million). Pursuant to Nanjing CBAK’s articles of association and relevant PRC regulations, CBAK Nanjing was required to contribute the capital to Nanjing CBAK on or before August 5, 2040. Up to the date of this report, the Company has contributed RMB290,378,836 (approximately $44.3 million) to Nanjing CBAK.

On November 9, 2020, Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”) was established as a wholly owned subsidiary of CBAK Nanjing with a register capital of RMB50,000,000 (approximately $7.6 million). Up to the date of this report, the Company has contributed RMB10,000,000 (approximately $1.53 million) to Nanjing Daxin. On January 18, 2021, Nanjing Daxin established a branch in Tianjin City.

The Company’s condensed consolidated financial statements have been prepared under US GAAP.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2020 and 2021
(Unaudited) (In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

These condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of December 31, 2020, which was derived from the Company’s audited financial statements, and (b) the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2020 filed with the SEC on April 13, 2021.

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

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of March 31, 2021, Mr. Yunfei Li held 10,785,872 shares or 12.2% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had an accumulated deficit from recurring losses from operations and short-term debt obligations as of December 31, 2020 and March 31, 2021. As of December 31, 2020, the Company has a working capital deficiency of $10.5 million. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2020 and 2021
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
For the three months ended March 31, 2020 and 2021
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
For the three months ended March 31, 2020 and 2021
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

On November 5, 2020, each of Tillicum Investment Company Limited, an unrelated party, entered into an agreement with CBAK Nanjing and Shenzhen ESTAR Industrial Company Limited, whereby Shenzhen ESTAR Industrial Company Limited assigned its rights to the unpaid equipment cost owed by CBAK Nanjing of approximately $11.17 million (RMB75,000,000) (the “Seventh Debt”) to Tillicum Investment Company Limited.

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

On December 8, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued in a registered direct offering, an aggregate of 9,489,800 shares of common stock of the Company at a per share purchase price of $5.18, and warrants to purchase an aggregate of 3,795,920 shares of common stock of the Company at an exercise price of $6.46 per share exercisable for 36 months from the date of issuance, for gross proceeds of approximately $49.16 million, before deducting fees to the placement agent and other offering expenses of $3.81 million. In addition, the placement agent for this transaction also received warrants (“Placement Agent Warrants”) for the purchase of up to 379,592 shares of the Company’s common stock at an exercise price of $6.475 per share exercisable for 36 months after 6 months from the issuance.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On February 8, 2021, the Company entered into another securities purchase agreement with the same investors, pursuant to which the Company issued in a registered direct offering, an aggregate of 8,939,976 shares of common stock of the Company at a per share purchase price of $7.83. In addition, the Company issued to the investors (i) in a concurrent private placement, the Series A-1 warrants to purchase a total of 4,469,988 shares of common stock, at a per share exercise price of $7.67 and exercisable for 42 months from the date of issuance; (ii) in the registered direct offering, the Series B warrants to purchase a total of 4,469,988 shares of common stock, at a per share exercise price of $7.83 and exercisable for 90 days from the date of issuance; and (iii) in the registered direct offering, the Series A-2 warrants to purchase up to 2,234,992 shares of common stock, at a per share exercise price of $7.67 and exercisable for 45 months from the date of issuance. The Company received gross proceeds of approximately $70 million from the registered direct offering and the concurrent private placement, before deducting fees to the placement agent and other offering expenses of $5.0 million. In addition, the placement agent for this transaction also received warrants (“Placement Agent Warrants”) for the purchase of up to 446,999 shares of the Company’s common stock at an exercise price of $9.204 per share exercisable for 36 months after 6 months from the issuance.

On May 10, 2021, the Company entered into Amendment No. 1 to the Series B Warrant (the “Series B Warrant Amendment”) with each of the holders of the Company’s outstanding Series B warrants. Pursuant to the Series B Warrant Amendment, the term of the Series B warrants was extended from May 11, 2021 to August 31, 2021.

As of March 31, 2021, the Company had aggregate interest-bearing bank loans of approximately $13.7 million, due in 2021, in addition to approximately $36.4 million of other current liabilities (excluding warrants derivative liability).

As of March 31, 2021, the Company had unutilized committed banking facilities from banks of $4.9 million.

The Company is currently expanding its product lines and manufacturing capacity in its Dalian and Nanjing plant, which requires more funding to finance the expansion. The Company plans to raise additional funds through banks borrowing and equity financing in the future to meet its daily cash demands, if required.

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

For the three months ended March 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company applied the new standard beginning January 1, 2021.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s condensed consolidated financial statement presentation or disclosures.

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

2.	Pledged deposits

Pledged deposits as of December 31, 2020 and March 31, 2021 consisted of the following:

	December 31,	March 31,
	2020	2021
Pledged deposits with bank for:
Bills payable	$8,791,499	$16,278,065
Others*	198,249	45,238
	$8,989,748	$16,323,303

*	In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $21,321 (RMB139,713), including services expenses amount of $21,198 (RMB138,908) and interest of $123 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB150,000) for a period of one year. As of March 31, 2021, $5,047 (RMB33,073) was frozen by bank and the Company had accrued the service cost of $21,198 (RMB138,908).

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

2.	Pledged deposits (continued)

On March 20, 2020, CBAK Power received notice from Court of Nanpi County, Hebei Province that Cangzhou Huibang Engineering Manufacturing Co., Ltd (“Cangzhou Huibang”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Cangzhou Huibang sought a total amount of $0.31 million (RMB2,029,594), including materials purchase cost of $0.3 million (RMB1,932,947), and interest of $14,804 (RMB96,647). As of December 31, 2020, the Company has accrued materials purchase cost of $0.3 million (RMB1,932,947). Upon the request of Cangzhou Huibang for property preservation, the Court of Nanpi ordered to freeze CBAK Power’s bank deposits totaling $0.4 million (RMB2,650,000) for a period of two year to March 2, 2022. As of December 31, 2020, $18,518 (RMB120,898) was frozen by bank. In March 2021, CBAK Power had made full payment and bank deposit was released.

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.7 million (RMB4,434,209). Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.7 million (RMB4,434,209) for a period of one year to December 17, 2020. In July 2020, CBAK Power and Dongguan Shanshan have come to a settlement amount of $0.6 million (RMB3,635,192) and the bank deposit was then released. In October 2020, CBAK Power fail to pay according to the settlement, Dongguan Shanshan sought a total amount of $0.6 million (RMB3,635,192). Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.6 million (RMB3,365,192) for a period of one year to October 21, 2021. As of December 31, 2020, $55,230 (RMB360,576) was frozen by bank. In late February 2021, CBAK Power and Dongguan Shanshan entered into a settlement agreement that CBAK would pay $260,393, $76,586, $76,586, $76,586, and $32,088 (RMB1,700,000, RMB500,000, RMB500,000, RMB500,000 and RMB209,487) by March 5, March 31, April 30, May 31 and June 30, 2021, respectively, and after the first payment of RMB 1,700,000 by March 5, 2021, Dongguan Shanshan would release all the enforcement measures against CBAK Power. CBAK Power had made payment on time and the bank deposit was then release. As of March 31, 2020, CBAK Power has accrued the unpaid material purchase cost of $516,865 (RMB3,374,403). As of the date of this report, CBAK Power further paid $76,303 (RMB500,000) to Dongguan Shanshan.

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Nanjing Jinlong Chemical Co., Ltd. (“Nanjing Jinlong”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Nanjing Jinlong sought a total amount of $125,443 (RMB822,000). Upon the request of Nanjing Jinlong for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits totaling $125,443 (RMB822,000) for a period of one year. As of March 31, 2021, $2,422 (RMB15,869) was frozen by bank and the Company had accrued the material purchase cost of $125,443 (RMB822,000). In April 2021, CBAK Power has mad full settlement to Nanjing Jinlong and the property preservation was then released.

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Xi’an Anpu New Energy Technology Co. LTD (“Xi’an Anpu”) filed a lawsuit against CBAK Power for the failure to pay pursuant to the terms of the equipment purchase contract. Xi’an Anpu sought a total amount of $129,270 (RMB843,954), including $117,636 (RMB768,000) for equipment cost and $11,634 (RMB75,954) for liquidated damages. Upon the request of Xi’an Anpu for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits $0.1 million (RMB843,954) for a period to May 11, 2021. As of December 31, 2020, $98,284 (RMB641,656) was frozen by bank. The property preservation was released on February 25, 2021 upon CBAK Power settlement.

In May 2020, CBAK Power received notice from Court of Wuqing District, Tianjin that Tianjin Changyuan Electric Material Co., Ltd (“Tianjin Changyuan”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. The plaintiff sought a total amount of $13,040 (RMB85,136), including material cost of $12,166 (RMB79,429) and interest of $874 (RMB5,707). In July, 2020, upon the request of the plaintiff for property preservation, the Court of Wuqing District, Tianjin ordered to freeze CBAK Power’s bank deposits totaling $13,041 (RMB85,136) for a period of one year. As of December 31, 2020, $13,041 (RMB85,136) was frozen by bank. CBAK Power had made full payment and the property preservation was released as of March 31, 2021.

In October 2020, CBAK Power received a notice from Court of Dalian Economic and Technology Development Zone that Jiuzhao New Energy Technology Co., Ltd. (“Jiuzhao”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of certain purchase contract. Jiuzhao sought a total amount of $0.9 million (RMB6.0 million), including material cost of $0.9 million (RMB5,870,267) and interest of $19,871 (RMB129,732). Upon the request of the plaintiff for property preservation, the Court of Dalian Economic and Technology Development Zone, Jiuzhao ordered to freeze CBAK Power’s bank deposits totaling $0.9 million (RMB6.0 million) for a period to September 17, 2021. As of March 31, 2021, $37,769 (RMB247,492) was frozen by bank and the Company had accrued the unpaid material purchase cost of $0.6 million (RMB3,870,267). As of the date of this report, CBAK Power has fully paid off the debts to Jiuzhao, and the frozen bank deposits were released in April 2021.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2020 and March 31, 2021 consisted of the following:

	December 31,	March 31,
	2020	2021
Trade accounts receivable	$33,305,997	$27,621,392
Less: Allowance for doubtful accounts	(5,266,828)	(5,094,948)
	28,039,169	22,526,444
Bills receivable	1,532,105	780,226
	$29,571,274	$23,306,670

Included in trade accounts and bills receivables are retention receivables of $1,896,068 and $1,889,066 as of December 31, 2020 and March 31, 2021. Retention receivables are interest-free and recoverable at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for doubtful accounts is as follows:

	March 31,	March 31,
	2020	2021
Balance at beginning of period	$4,650,686	$5,266,828
Provision for the period	871,483	-
Reversal – recoveries by cash	(198,297)	(154,061)
Charged to consolidated statements of operations and comprehensive income (loss)	673,186	(154,061)
Foreign exchange adjustment	(86,308)	(17,819)
Balance at end of period	$5,237,564	$5,094,948

4.	Inventories

Inventories as of December 31, 2020 and March 31, 2021 consisted of the following:

	December 31,	March 31,
	2020	2021
Raw materials	$757,857	$1,042,448
Work in progress	2,338,342	1,911,177
Finished goods	2,156,646	3,545,688
	$5,252,845	$6,499,313

During the three months ended March 31, 2020 and 2021, write-downs of obsolete inventories to lower of cost or market of $409,062 and $233,305, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2020 and March 31, 2021 consisted of the following:

	December 31,	March 31,
	2020	2021
Value added tax recoverable	$4,524,475	$4,287,428
Loan receivables (note)	1,358,637	-
Prepayments to suppliers	424,311	1,193,669
Deposits	17,385	23,929
Staff advances	67,867	111,948
Prepaid operating expenses	529,401	1,223,344
Others	524,468	1,025,265
	7,446,544	7,865,583
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$7,439,544	$7,858,583

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

5.	Prepayments and Other Receivables (continued)

Note : Nanjing CBAK entered into a loan agreement with Shen Zhen Asian Plastics Technology Co., Ltd (SZ Asian Plastics), to loan SZ Asian Plastics a total amount of $1.4 million (RMB8,870,000) for a period of 6 months from December 1, 2020 to May 31, 2021. The loan is unsecured and bears fixed interest at 6% per annum. The Company’s shareholder Mr. Jiping Zhao, holding 2.39% equity interest in the Company, at the same time held 79.13% equity interests in SZ Asian Plastics. In March 2021, SZ Asian Plastics has fully repaid the loan principal.

6.	Payables to Former Subsidiaries

Payables to former subsidiaries as of December 31, 2020 and March 31, 2021 consisted of the following:

	December 31,	March 31,
	2020	2021
BAK Tianjin	$29,852	$21,365
BAK Shenzhen	597,138	361,273
	626,990	382,638

Balance as of December 31, 2020 and March 31, 2021 consisted of payables for purchase of inventories from BAK Tianjin, BAK Shenzhen and Shenzhen BAK. From time to time, the Company purchased products from these former subsidiaries that they did not produce to meet the needs of its customers.

The above balance is unsecured and non-interest bearing and repayable on demand.

7.	Property, Plant and Equipment, net

Property,	plant and equipment as of December 31, 2020 and March 31, 2021 consisted of the following:

	December 31,	March 31,
	2020	2021
Buildings	$28,150,137	$32,478,253
Machinery and equipment	32,753,952	28,046,176
Office equipment	258,458	313,975
Motor vehicles	197,790	244,825
	61,360,337	61,083,229
Impairment	(8,980,020)	(8,916,742)
Accumulated depreciation	(11,339,947)	(11,918,266)
Carrying amount	$41,040,370	$40,248,221

During the three months ended March 31, 2020 and 2021, the Company incurred depreciation expense of $581,491 and $698,618, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $24,611,468 and $24,324,253 as of December 31, 2020 and March 31, 2021, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three months ended March 31, 2020 and 2021.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

8.	Construction in Progress

Construction	in progress as of December 31, 2020 and March 31, 2021 consisted of the following:

	December 31,	March 31,
	2020	2021
Construction in progress	$27,070,916	$28,465,244
Prepayment for acquisition of property, plant and equipment	3,122,393	5,638,962
Carrying amount	$30,193,309	$34,104,206

Construction in progress as of December 31, 2020 and March 31, 2021 was mainly comprised of capital expenditures for the construction of the facilities and production lines of CBAK Power and Nanjing CBAK.

For the three months ended March 31, 2020 and 2021, the Company capitalized interest of $316,168 and $213,583, respectively, to the cost of construction in progress.

9.	Lease

(a)	Right-of-use assets

Prepaid land
lease payments
Balance as of January 1, 2021	$7,500,780
Amortization charge for the period	(43,325)
Foreign exchange adjustment	(27,243)
Balance as of March 31, 2021	$7,430,212

Lump sum payments were made upfront to acquire the leased land from the owners with lease period for 50 years up to August 9, 2064, and no ongoing payments will be made under the terms of these land leases.

(b)	Company as Lessor

The Company derives a portion of its revenue from leasing arrangements of these vehicles to end users. Such arrangements provide for monthly payments covering the vehicles sales and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, vehicle sale net of cost is recorded as other income and recognized upon delivery of the vehicle and its acceptance by the end user. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Interests are recognized monthly over the lease term. The components of the net investment in sales-type leases as of December 31, 2020 and March 31, 2021 are as follows:

	December 31,	March 31,
	2020	2021
Total future minimum lease payments receivable	$1,210,305	$2,976,071
Less: unearned income, representing interest	(124,653)	(271,838)
Present value of minimum lease payments receivables	1,085,652	2,704,233
Less: Current portion	(235,245)	(836,714)
Non-current portion	$850,407	$1,867,519

Vehicle sale net of cost recognized in other income (expense) and interest income from vehicle leasing was $(91,833) and $26,637 for the three month ended March 31, 2021, respectively.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

9.	Lease (continued)

(b)	Company as Lessor (continued)

The future minimum lease payments receivable for sales type leases are as follows:

12 months ending March 31,	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases
2022	$979,368	$142,654	$836,714
2023	952,265	91,221	861,044
2024	911,671	36,609	875,062
2025	132,767	1,354	131,413
2026	-	-	-
Thereafter	-	-	-
	2,976,071	271,838	2,704,233

(c)	Operating lease

On January 14, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Tianjing with a three year term, commencing on March 1, 2021 and expiring on February 29, 2024. The monthly rental payment is approximately $11,162 (RMB73,143) per month.

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2021:

Operating leases
12 months ending March 31,
2022	$11,162
2023	133,945
2024	122,783
2025	-
Thereafter	-
Total undiscounted cash flows	267,890
Less: imputed interest	(30,290)
Present value of lease liabilities	$237,600

Lease term and discount rate
March 31, 2021

Weighted-average remaining lease term - years	2.83
Operating leases

Weighted-average discount rate (%)	6.175%

10.	Intangible Assets, net

Intangible assets as of December 31, 2020 and March 31, 2021 consisted of the followings:

	December 31,	March 31,
	2020	2021
Computer software at cost	$32,686	$32,567
Accumulated amortization	(20,879)	(21,483)
	$11,807	$11,084

Amortization expenses were $1,301 and $686 for the three months ended March 31, 2020 and 2021, respectively.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

11.	Trade Accounts and Bills Payable

Trade accounts and bills payable as of December 31, 2020 and March 31, 2021 consisted of the followings:

	December 31,	March 31,
	2020	2021
Trade accounts payable	$19,560,793	$9,059,620
Bills payable
– Bank acceptance bills	8,791,499	16,278,065

	$28,352,292	$25,337,685

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills were pledged by the Company’s bank deposits (Note 2).

12.	Loans

Bank loans:

Bank borrowings as of December 31, 2020 and March 31, 2021 consisted of the followings

	December 31,	March 31,
	2020	2021
Current maturities of long-term bank loans	$13,739,546	$13,688,805

On June 4, 2018, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $30.63 million) bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans with the term from June 12, 2018 to June 10, 2021, at current rate 6.175% per annum. The facilities were secured by the Company’s land use rights, buildings, machinery and equipment. According to the original repayment schedule, the loans are repayable in six installments of RMB0.8 million ($0.12 million) on December 10, 2018, RMB24.3 million ($3.72 million) on June 10, 2019, RMB0.8 million ($0.12 million) on December 10, 2019, RMB74.7 million ($11.44 million) on June 10, 2020, RMB0.8 million ($0.12 million) on December 10, 2020 and RMB66.3 million ($10.16 million) on June 10, 2021. The Company repaid the bank loan of RMB0.8 million ($0.12 million), RMB24.3 million ($3.72 million) and RMB0.8 million ($0.12 million) in December 2018, June 2019 and December 2019, respectively.

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

For the three months ended March 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

12.	Loans (continued)

Bank loans: (continued)

Under the facilities, as of March 31, 2021, outstanding loan balance owing to China Everbright Bank Dalian Branch was RMB89.7 million (approximately $13.7 million). The Company repaid RMB50 million ($7.63 million) and RMB39.7 million ($6.07 million) in April and May 2021 to the bank, respectively.

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

In October to December 2020, the Company borrowed a series of acceptance bills from China Merchants Bank totaled RMB13.5 million (approximately $2.07 million) for various terms through April to June 2021, which was secured by the Company’s cash totaled RMB13.5 million (approximately $2.07 million) (Note 2).

In December 2020 to March 2021, the Company borrowed a series of acceptance bills from Agricultural Bank of China totaled RMB65.2 million (approximately $9.94 million) for various terms to June to September 2021, which was secured by the Company’s cash totaled RMB65.2 million (approximately $9.94 million) (Note 2).

In January to March 2021, the Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaled RMB28.0 million (approximately $4.27 million) for various terms to July to September 2021, which was secured by the Company’s cash totaled RMB28.0 million (approximately $4.27 million) (Note 2).

The	facilities were secured by the Company’s assets with the following carrying amounts:

	December 31,	March 31,
	2020	2021
Pledged deposits (note 2)	$8,791,499	$16,278,065
Right-of-use assets (note 9)	7,500,780	7,430,212
Buildings	16,721,178	17,187,727
Machinery and equipment	4,926,886	4,904,473
	$37,940,343	$45,800,477

As of March 31, 2021, the Company had unutilized committed banking facilities of $4.9 million.

During the three months ended March 31, 2020 and 2021, interest of $397,206 and $ 213,583, respectively, was incurred on the Company’s bank borrowings.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

12.	Loans (continued)

Other Short-term Loans

Other short-term loans as of December 31, 2020 and March 31, 2021 consisted of the following:

		December 31,	March 31,
	Note	2020	2021
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li	(b)	278,739	133,928
– Shareholders	(c)	92,446	92,105
		471,185	326,033
Advances from unrelated third party
– Mr. Wenwu Yu	(d)	16,823	16,761
– Ms. Longqian Peng	(d)	689,275	686,729
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(e)	76,586	76,303
		782,684	779,793
		$1,253,869	$1,105,826

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	The earnest money paid by certain shareholders in relation to share purchase (note 1) were unsecured, non-interest bearing and repayable on demand.

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

As of March 31, 2021, earnest money of $92,105 remained outstanding.

(d)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(e)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of March 31, 2021, loan amount of RMB0.5 million ($76,303) remained outstanding.

During the three months ended March 31, 2020 and 2021, interest of $154,976 and $2,314 were incurred on the Company’s borrowings from unrelated parties, respectively.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2020 and March 31, 2021 consisted of the following:

	December 31,	March 31,
	2020	2021
Construction costs payable	$273,279	$1,086,410
Equipment purchase payable	5,431,132	3,120,765
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	2,083,660	1,534,997
Customer deposits	394,536	289,473
Other payables and accruals	2,252,733	2,012,220
	$11,645,459	$9,253,984

(a)	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2019 and March 31, 2020, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2020 and March 31, 2021, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

14.	Deferred Government Grants

Deferred government grants as of December 31, 2020 and March 31, 2021 consist of the following:

	December 31,	March 31,
	2020	2021
Total government grants	$7,456,308	$7,391,041
Less: Current portion	(151,476)	(150,917)
Non-current portion	$7,304,832	$7,240,124

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving the Company facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized $23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized in the three months ended March 31, 2020 and 2021.

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

On June 23, 2020, BAK Asia, the Company wholly-owned Hong Kong subsidiary, entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), pursuant to which the Company intended to develop certain lithium battery projects that aim to have a production capacity of 8Gwh. Gaochun EDZ agreed to provide various support to facilitate the development and operation of the projects. As of the date of this report, the Company received RMB20 million (approximately $3.05 million) subsidy from Gaochun EDZ. The Company will recognize the government subsidies as income or offsets them against the related expenditures when there are no present or future obligations for the subsidized projects.

The Company offset government grants of $35,421 and $38,133 for the three months ended March 31, 2020 and 2021, respectively, against depreciation expenses of the Dalian facilities.

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

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive loss(income)

The	Company’s provision for income taxes expenses consisted of:

Three months ended March 31,
	2020	2021
PRC income tax:
Current	$-	$-
Deferred	-	-
	$-	$-

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2020 and 2021

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

No provision for income taxes in the United States or elsewhere has been made as CBAK had no taxable income for the three months ended March 31, 2020 and 2021.

Hong Kong Tax

BAK Asia and BAK Investments are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three months ended March 31, 2020 and 2021 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended March 31,
	2020	2021
Profit (loss) before income taxes	$(2,354,111)	$29,608,168
United States federal corporate income tax rate	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	(494,363)	6,217,715
Reconciling items:
Rate differential for PRC earnings	(69,225)	69,004
Non-taxable income	-	(5,969,462)
Non-deductible expenses	67,679	82,672
Share based payments	63,028	31,252
Valuation allowance on deferred tax assets	432,881	(431,181)
Income tax expenses	$-	$-

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

16	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2020 and March 31, 2021 are presented below:

	December 31,	March 31,
	2020	2021
Deferred tax assets
Trade accounts receivable	$1,354,762	$1,316,433
Inventories	575,575	593,697
Property, plant and equipment	1,271,986	1,261,434
Provision for product warranty	497,901	494,280
Net operating loss carried forward	31,060,254	30,663,453
Valuation allowance	(34,760,478)	(34,329,297)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of December 31, 2020 and March 31, 2021, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $37,536,687 and $36,798,249, respectively, which will expire in various years through 2028. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(b)	Deferred tax assets and deferred tax liabilities (continued)

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2021 through March 31, 2021 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2021	$7,511,182	$-	$7,511,182
Increase in unrecognized tax benefits taken in current period	(27,740)	-	(27,740)
Balance as of March 31, 2021	$7,483,442	$-	$7,483,442

As of December 31, 2020 and March 31, 2021, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

17.	Share-based Compensation

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

As of March 31, 2021, there was no unrecognized stock-based compensation associated with the above restricted shares. As of March 31, 2021, 1,667 vested shares were to be issued.

Restricted shares granted on April 19, 2016

On April 19, 2016, pursuant to the Company’s 2015 Plan, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 500,000 restricted shares of the Company’s common stock, par value $0.001, to certain employees, officers and directors of the Company, of which 220,000 restricted shares were granted to the Company’s executive officers and directors. There are three types of vesting schedules. First, if the number of restricted shares granted is below 3,000, the shares will vest annually in 2 equal installments over a two year period with the first vesting on June 30, 2017. Second, if the number of restricted shares granted is larger than or equal to 3,000 and is below 10,000, the shares will vest annually in 3 equal installments over a three year period with the first vesting on June 30, 2017. Third, if the number of restricted shares granted is above or equal to 10,000, the shares will vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016. The fair value of these restricted shares was $2.68 per share on April 19, 2016. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2020 and 2021
(Unaudited) (In US$ except for number of shares)

17.	Share-based Compensation (continued)

Restricted Shares and Restricted Share Units (continued)

As of March 31, 2021, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $93,786 for three months ended March 31, 2021, in respect of the restricted shares granted on August 23, 2019 of which $75,794, $2,982 and $15,010 were allocated to general and administrative expenses, sales and marketing expenses and research and development expenses.

As of March 31, 2021, non-vested restricted share units granted on August 23, 2019 are as follows:

Non-vested shares as of January 1, 2021	855,504
Vested	(288,498)
Forfeited	-
Non-vested shares as of March 31, 2021	567,006

As of March 31, 2021, there was unrecognized stock-based compensation of $159,302 associated with the above restricted shares. As of March 31, 2021, 288,498 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of nil and $55,032 for three months ended March 31, 2020 and 2021, in respect of the restricted shares granted on October 23, 2020 of which allocated to research and development expenses.

As of March 31, 2021, non-vested restricted share units granted on October 23, 2020 are as follows:

Non-vested share units as of January 1, 2021	83,333
Granted	-
Vested	-
Non-vested share units as of March 31, 2021	83,333

As of March 31, 2021, there was unrecognized stock-based compensation $152,777 associated with the above restricted share units and no vested shares were to be issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three month ended March 31, 2020 and 2021.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2020 and 2021
(Unaudited) (In US$ except for number of shares)

18.	Income (Loss) Per Share

The following is the calculation of income (loss) per share:

	Three months ended March 31,
	2020	2021
Net (loss) income	$(2,354,111)	$29,608,168
Less: Net loss (income) attributable to non-controlling interests	(5,870)	1,114
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	$(2,359,981)	$29,609,282

Weighted average shares outstanding – basis (note)	53,293,776	84,283,605
Dilutive unvested restricted stock and warrants	-	650,308
Weighted average shares outstanding - diluted	53,293,776	84,933,913

Income (loss) per share of common stock
Basic	$(0.04)	$0.35
Diluted	$(0.04)	$0.35

Note: Including 299,332 and 288,498 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three months ended March 31, 2020 and 2021, respectively.

For the three months ended March 31, 2020, 1,154,002 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

For the three months ended March 31, 2021, 11,621,967 shares purchasable under warrants were excluded from EPS calculation, as their effects were anti-dilutive.

19.	Warrants

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2020 and 2021
(Unaudited) (In US$ except for number of shares)

19.	Warrants (continued)

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

On May 10, 2021, the Company entered into the “Series B Warrant Amendment” with each of the holders of the Company’s outstanding Series B warrants. Pursuant to the Series B Warrant Amendment, the term of the Series B warrants was extended from May 11, 2021 to August 31, 2021.

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

There was a total of 15,797,479 warrants issued and outstanding as of March 31, 2021.

The fair value of the outstanding warrants was calculated using Binomial Model based on backward induction with the following assumptions:

Warrants issued in the 2020 Financing

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date (Inception Date)	December 10, 2020	December 10, 2020
Market price per share (USD/share)	$5.36	$5.36
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.2%	0.2%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	3.0 years	3.5 years
Expected volatility	211.5%	211.5%

Appraisal Date	December 31, 2020	December 31, 2020
Market price per share (USD/share)	$5.06	$5.06
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.2%	0.2%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	2.9 years	3.4 years
Expected volatility	187.6%	187.6%

Appraisal Date	March 31, 2021	March 31, 2021
Market price per share (USD/share)	$5.10	$5.1
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.3%	0.4%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	2.7 years	3.2 years
Expected volatility	134.8%	125.8%

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2020 and 2021
(Unaudited) (In US$ except for number of shares)

19.	Warrants (continued)

Warrants issued in the 2021 Financing

Warrants holder	Investor Warrants			Placement Agent Warrants
Appraisal Date (Inception Date)	Series A1 February 10, 2021	Series A2 February 10, 2021	Series B February 10, 2021	February 10, 2021
Market price per share (USD/share)	$7.36	$7.36	$7.36	$7.36
Exercise price (USD/price)	7.67	7.67	7.83	9.204
Risk free rate	0.2%	0.3%	0.0%	0.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term/ Contractual life (years)	3.5 years	3.8 years	0.3 years	3.5 years
Expected volatility	121.8%	119.5%	214.5%	121.8%

Warrants holder	Investor Warrants			Placement Agent Warrants
Appraisal Date (Inception Date)	Series A1 March 31, 2021	Series A2 March 31, 2021	Series B March 31, 2021	March 31, 2021
Market price per share (USD/share)	$5.10	$5.10	$5.10	$5.10
Exercise price (USD/price)	7.67	7.67	7.83	9.204
Risk free rate	0.5%	0.5%	0.0%	0.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term/ Contractual life (years)	3.4 years	3.6 years	0.1 years	3.4 years
Expected volatility	123.5%	121.6%	110.5%	123.5%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	Three months ended March 31,
	2020	2021
Balance at the beginning of period	$-	$17,783,000
Warrants issued to institution investors	-	47,519,000
Warrants issued to placement agent	-	2,346,000
Warrants redeemed	-	-
Fair value change of warrants included in earnings	-	(28,426,000)
Balance at end of period	-	39,222,000

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2021	4,175,512	$6.46	3.0
Exercisable at January 1, 2021	3,795,920	$6.46	2.9
Granted	11,621,967	7.79	2.3
Exercised / surrendered	-	-
Expired	-	-
Outstanding at March 31, 2021	15,797,479	$7.44	2.3
Exercisable at March 31, 2021	14,970,888	$7.41	2.3

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2020 and 2021
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

As of December 31, 2020, and March 31, 2021, the Company’s balance sheet included Level 3 liabilities comprised of the fair value of warrant liabilities aggregating $17,783,000 and $39,220,000, respectively (see Note 19).

21.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2020 and March 31, 2021, the Company had the following contracted capital commitments:

	December 31,	March 31,
	2020	2021
For construction of buildings	$2,465,092	$1,995,782
For purchase of equipment	10,308,416	19,255,199
Capital injection	228,115,914	191,817,530
	$240,889,422	$213,068,511

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2020 and 2021
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

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. The Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe conducted a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,344,605 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $261,316 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $245,530 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $30,826 (RMB209,312) that CBAK Power has paid. As of March 31, 2021, CBAK Power have not received the final judgement amount totaled $0.3 million (RMB 1,876,458) from Shenzhen Huijie. Shenzhen Huijie filed an appellate petition to High Peoples’ Court of Liaoning ("Court of Liaoning") to appeal the adjudication dated on June 28, 2020. In April 2021, the Court of Liaoning rescinded the original judgement and remanded the case to the Court of Dalian for retrial. Upon receiving the notice from the Court of Liaoning, CBAK Power has accrued the construction cost of $0.9 million (RMB6,135,860) as of March 31, 2021.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,692,174), including goods amount of RMB17,428,000 ($2,566,716) and interest of RMB851,858 ($125,458). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,566,716) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($19,364). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, the Company filed application petition with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’s shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the Company’s petition that all the Anyuan Bus’s shareholders should be liable to pay the Company the debt as confirmed under the trial. On November 9, 2018, all the shareholders of Anyuan Bus appealed against the judgment after receiving the notice from the Court. On March 29, 2019, the Company received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, the Company filed appellate petition to the Intermediate Peoples’ Court of Dalian challenging the judgment from the Court of Zhuanghe. On October 9, 2019, the Intermediate Peoples’ Court of Dalian dismissed the appeal by the Company and affirmed the original judgment. As of December 31, 2020 and March 31, 2021, CBAK Power made a full provision against the receivable from Anyuan Bus of RMB17,428,000 ($2,659,626).

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2020 and 2021
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

In early September 2019, CBAK Power received notice from Court of Nanshan District, Shenzhen that Shenzhen HSL Business Technology Co., Ltd (“HSL”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of purchase contract. The plaintiff sought an amount of $44,751 (RMB292,164) for material cost and interest as accrued until settlement. In late September 2019, CBAK Power and HSL reached agreement that CBAK Power would pay $15,317 (RMB100,000), $7,659 (RMB50,000) and $21,775 (RMB142,164) by October 15, October 30 and November 30, 2019, respectively, and CBAK Power would pay litigation fees of $550 (RMB 3,589) to HSL by the end of November 2019. The Company has settled $22,976 (RMB150,000) in 2019, $11,794 (RMB77,005) in 2020. As of December 31, 2020, CBAK Power had not settled the remaining material purchase cost of $9,981 (RMB 65,159) and accrued the material purchase cost. In late March 2021, CBAK Power and HSL entered into a debt reduction agreement that if CBAK Power would pay $7,630 (RMB50,000) to HSL before March 31, 2021, HSL would cancel all the remaining debts. Thereafter, CBAK Power fully paid $7,630 (RMB50,000) to HSL, and the lawsuit was settled in March 2021.

In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $21,321 (RMB139,713), including services expenses amount of $21,198 (RMB138,908) and interest of $123 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB150,000) for a period of one year. As of March 31, 2021, $5,047 (RMB33,073) was frozen by bank and CBAK Suzhou accrued the service cost of $21,198 (RMB138,908).

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

In October 2019, CBAK Power received notice from Court of Changshou District, Chongqing that Chongqing Zhongrun Chemistry Co., Ltd (“Chongqing Zhongrun”) filed arbitration claims against the Company for failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.4 million (RMB2,484,948), including material cost of $0.4 million (RMB2,397,660) and interest of $13,370 (RMB87,288). On October 31, 2019, CBAK Power and Chongqing Zhongrun reached an agreement that CBAK Power would pay the material cost by the end of December 31, 2019. In 2020, CBAK Power had paid $198,152 (RMB1,293,653). In August 2020, upon the request of Chongqing Zhongrun for property preservation, the Court of Changshou District ordered to freeze CBAK Power’s bank deposits totaling $0.2 million (RMB1,249,836) for a period of one year to August 2021. As of December 31, 2020, the Company has accrued the material purchase cost of $0.2 million (RMB1,104,007) and $2,224 (RMB14,521) was frozen by bank. In February 2021, CBAK Power and Chongqing Zhongrun entered into a settlement agreement that if CBAK Power would pay $174,018 (RMB1,128,227, including RMB24,220 litigation expenses incurred) to Chongqing Zhongrun before March 5, 2021, Chongqing Zhongrun would waive the claims on interests. Thereafter, CBAK Power fully repaid to Chongqing Zhongrun and the frozen bank deposits were released in March 2021.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2020 and 2021
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

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.7 million (RMB4,434,209). Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.7 million (RMB4,434,209) for a period of one year to December 17, 2020. In July 2020, CBAK Power and Dongguan Shanshan have agreed to a settlement amount of $0.5 million (RMB3,635,192) and the bank deposit was then released. In October 2020, because the Company failed to pay according to the settlement, Dongguan Shanshan sought a total amount of $0.6 million (RMB3,635,192). Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.6 million (RMB3,365,192) for a period of one year to October 21, 2021. In late February 2021, CBAK Power and Dongguan Shanshan entered into a settlement agreement that CBAK would pay $260,393, $76,586, $76,586, $76,586, and $32,088 (RMB1,700,000, RMB500,000, RMB500,000, RMB00,000 and RMB209,487) by March 5, March 31, April 30, May 31 and June 30, 2021, respectively, and after the first payment of $260,393 (RMB1,700,000) by March 5, 2021, Dongguan Shanshan would release all the enforcement measures against CBAK Power. CABK Power had made payment on time and the bank deposit was then released. As of March 31, 2021, CBAK Power has accrued the unpaid materials purchase cost of $0.2 million (RMB1.2 million). As of the date of this report, CBAK Power further paid $76,303 (RMB500,000) to Dongguan Shanshan.

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
For the three months ended March 31, 2020 and 2021
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
For the three months ended March 31, 2020 and 2021
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

In June 2020, CBAK Suzhou received notice from Court of Yushui District, Xinyu City that Jiangxi Ganfeng Battery Technology Co., Ltd (“Ganfeng Battery”) filed a lawsuit against CBAK Suzhou for failure to pay pursuant to the terms of the purchase contract. Ganfeng Battery sought a total amount of $115,764 (RMB755,780), including contract amount of $112,277 (RMB733,009) and interest of $3,487 (RMB22,771). Upon the request of Ganfeng Battery for property preservation, the Court of Yushui ordered to freeze CBAK Suzhou’s bank deposits totaling $115,764 (RMB755,780) for a period of one year to May 2021. In October 2020, CBAK Power, Ganfeng Battery, CBAK Suzhou and Zhengzhou Jingfan New Energy Automobile Co., Ltd entered into a settlement agreement that CBAK Power would deliver 7 eletric vehicles to Ganfeng Battery to offset all the CBAK Suzhou’ debts to Ganfeng Battery and all vehicles were delivered to Ganfeng Battery before December 31, 2020.

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
For the three months ended March 31, 2020 and 2021
(Unaudited) (In US$ except for number of shares)

21.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Nanjing Jinlong Chemical Co., Ltd. (“Nanjing Jinlong”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Nanjing Jinlong sought a total amount of $125,443 (RMB822,000). Upon the request of Nanjing Jinlong for property preservation, the Court of Dalian Economic and Technology Development Zone ordered to freeze CBAK Power’s bank deposits totaling $125,908 (RMB822,000) for a period of one year to May 2021. As of March 31, 2021, $2,422 (RMB15,869) was frozen by bank and CBAK Power accrued the material purchase cost of $125,443 (RMB822,000). In April 2021, CBAK Power has made full settlement to Nanjing Jinlong and the frozen bank deposits were released in April 2021.

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

In June 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Shenzhen Gd Laser Technology Co., Ltd. (“Shenzhen Gd”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Shenzhen Gd sought a total amount of $24,713 (RMB161,346), including equipment cost of $22,975 (RMB150,000) and interest amount of $1,738 (RMB11,346). As of March 31, 2021, the equipment was not received by CBAK Power. CBAK Power has included the equipment cost of $22,975 (RMB150,000) under capital commitments. In April 2021, CBAK Power reached agreement with Shenzhen Gd to terminate the purchase agreement and Shenzhen Gd filed application to withdraw the lawsuit against CBAK Power in April 2021.

In July 2020, CBAK Power received notice from Court of Shandong Linyi Economic and Technology Development Zone (“Court of Shandong”) that Shandong Tianjiao New Energy Co. LTD (“Tianjiao”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the equipment purchase contract. Tianjiao sought an amount of $391,777 (RMB2,557,756) for equipment cost and interest as accrued until settlement. Upon the request of Tianjiao for property preservation, the Court of Shandong ordered to freeze CBAK Power’s bank deposits $0.5 million (RMB3,000,000) for a period of one year. In December 2020, CBAK and Tianjiao reached an agreement that CBAK would pay Tianjiao $45,952 (RMB300,000) by the end of each month from December 2020 to July 2021, and RMB 157,756 by the end of August 2021. As of March 31, 2020, CBAK Power accrued unpaid materials cost $207,202 (RMB1,357,756) and nil was frozen by bank.

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

In October 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Jiuzhao New Energy Technology Co., Ltd. (“Jiuzhao”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Jiuzhao sought a total amount of $0.9 million (RMB6,000,000), including material cost of $0.9 million (RMB5,870,267) and interest amount of $19,871 (RMB129,733). In December 1, 2020, CBAK and Jiuzhao reached an agreement that CBAK Power would pay Jiuzhao $76,586 (RMB500,000) by the end of each month from December 2020 to October 2021, and $56,715 (RMB370,267) by November 30, 2021, and CBAK would pay litigation fees of $4,886 (RMB 31,900) to Jiuzhao. As of March 31, 2020, CBAK Power has accrued $0.6 million (RMB3,870,267) material cost and $37,769 (RMB247,492) was frozen by bank. As of the date of this report, CBAK Power has fully paid off the debts to Jiuzhao, and the frozen bank deposits were released in April 2021.

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
For the three months ended March 31, 2020 and 2021
(Unaudited) (In US$ except for number of shares)

21.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Shenzhen Haoneng Technology Co., Ltd. (“Haoneng”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the equipment purchase contract. Haoneng sought a total amount of $266,182 (RMB1,737,797), including equipment purchase cost of $263,094 (RMB1,724,000) and interest amount of $2,106 (RMB13,797). As of March 31, 2021, CBAK Power has accrued the equipment purchase cost of $263,094 (RMB 1,724,000).

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1.57million (RMB10,257,030), including equipment cost of $1.4 million (RMB9,072,000) and interest amount of $0.17 million (RMB1,185,030). As of March 31, 2021, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $1.4 million8 (RMB9,072,000) under capital commitments.

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
For the three months ended March 31, 2020 and 2021
(Unaudited) (In US$ except for number of shares)

22.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2020 and 2021 as follows:

	Three months ended March 31,
	2020		2021
Customer A	$2,093,093	30.33%	$2,903,261	30.83%
Customer B	*	*	1,789,045	19.00%
Customer C	*	*	1,348,200	14.32%
Customer D	3,796,267	55.01%	*	*

* Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable as of December 31, 2020 and March 31, 2021 as follows:

	December 31, 2020		March 31, 2021
Customer A	$3,148,737	11.23%	$6,335,867	28.13%
Zhengzhou BAK Battery Co., Ltd (note a)	15,258,164	54.42%	8,437,625	37.46%

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended March 31, 2020 and 2021 as follows:

	Three months ended March 31,
	2020			2021
Supplier A	$	*	*	$659,513	10.21%
Zhengzhou BAK Battery Co., Ltd (note a)		*	*	1,259,309	19.49%
Shenzhen BAK (note b)		3,841,680	82.43%	*	*

* Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of accounts payable as of December 31, 2020 and March 31, 2021 as follows:

	December 31, 2020		March 31, 2021
Supplier B	$9,272,478	47.40%	$1,728,201	19.08%
Supplier C	2,017,814	10.32%	950,038	10.49%
Supplier D	*	*	947,819	10.46%

Apart from the above, for the three months ended March 31, 2020 and 2021, the Company recorded the following transactions:

	Three months ended March 31,
	2020	2021

Sales of finished goods and raw materials to
BAK Shenzhen (note b)	$69,226	$-
Zhengzhou BAK Battery Co., Ltd (note a)	-	108,290
Zhengzhou BAK Electronics Co., Ltd. (note c)	-	412,353

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2020 and 2021
(Unaudited) (In US$ except for number of shares)

22.	Concentrations and Credit Risk (continued)

(a)	Concentrations (continued)

Apart from the above, the Company recorded the following as of December 31, 2020 and March 31, 2021:

	December 31, 2020	March 31, 2021
Trade accounts and bills receivables, net
Zhengzhou BAK Electronics Co., Ltd (note c)	$-	$461,024
Zhengzhou BAK New Energy Vehicle Co., Ltd (note d)	1,759,050	911,599

Notes:
a	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $2,327,491 to the Company.
b	Mr. Xiangqian Li is a director of Shenzhen BAK and BAK Shenzhen.
c	BAK Shenzhen has 95% equity interests in Zhengzhou BAK Electronics Co., Ltd. Up to the date of this report, Zhengzhou BAK Electronics Co., Ltd. repaid nil to the Company.
d	Mr. Xiangqian Li is a director of Zhengzhou BAK New Energy Vehicle Co., Ltd. For the three months ended March 31, 2020 and 2021, sales of finished goods and raw materials to Zhengzhou BAK New Energy Vehicle Co., Ltd were nil. Up to the date of this report, Zhengzhou BAK New Energy Technology Co., Ltd repaid nil to the Company.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2020 and March 31, 2021, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

After the disposal of BAK International and its subsidiaries (see Note 1), the Company focused on producing high-power lithium battery cells. Net revenues for the three months ended March 31, 2020 and 2021 were as follows:

Net revenues by product:

	Three months ended March 31,
	2020	2021
High power lithium batteries used in:
Electric vehicles	$215,118	$100,976
Light electric vehicles	751	34,104
Uninterruptable supplies	6,685,405	8,763,583
	6,901,274	8,898,663
Raw materials used in lithium batteries	-	517,386
Total	$6,901,274	$9,416,049

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2020 and 2021
(Unaudited) (In US$ except for number of shares)

23.	Segment Information (continued)

Net revenues by geographic area:

	Three months ended March 31,
	2020	2021
Mainland China	$6,876,789	$7,625,793
Europe	-	1,789,045
Other	24,485	1,211
Total	$6,901,274	$9,416,049

Substantially all of the Company’s long-lived assets are located in the PRC.

24.	Subsequent Events

On April 1, 2021, CBAK Power entered into a framework investment agreement with Hangzhou Juzhong Daxin Asset Management Co., Ltd. ("Juzhong Daxin") for a potential acquisition of Zhejiang Meidu Hitrans Lithium Battery Technology Co., Ltd ("Hitrans"). Juzhong Daxin is the trustee of 85% of equity interests of Hitrans and has the voting right and right to dividend over the 85% of equity interests. Subject to definitive acquisition agreements to be entered into among the parties, including shareholders owning the 85% of equity interests of Hitrans, CBAK Power intends to acquire 85% of equity interests of Hitrans in cash in 2021. As of date of this report, CBAK Power has paid $3.05 million (RMB20,000,000) to Juzhong Daxin as a security deposit. Hitrans is an unrelated third party of the Company engaging in researching, manufacturing and trading of raw materials and is one of the major suppliers of the Company in fiscal 2020.

On April 21, 2021, CBAK Power, along with Shenzhen BAK Power Battery Co., Ltd (BAK SZ), Shenzhen Asian Plastics Technology Co., Ltd (SZ Asian Plastics) and Xiaoxia Liu, entered into an investment agreement with Junxiu Li, Hunan Xintao New Energy Technology Partnership, Xingyu Zhu, and Jiangsu Saideli Pharmaceutical Machinery Manufacturing Co., Ltd for an investment in Hunan DJY Technology Co., Ltd ("DJY"). CBAK Power has paid $1.4 million (RMB9,000,000) to acquire 9.74% of the equity interests of DJY. CBAK Power has appointed one director to the Board of Directors of DJY. DJY is an unrelated third party of the Company engaging in researching and manufacturing of raw materials and equipment.

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

Special Note Regarding Forward Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Overview

We are a manufacturer of new energy high power lithium batteries that are mainly used in light electric vehicles, electric vehicles, electric tools, energy storage (such as uninterruptible power supply (UPS) applications) and other high-power applications. Our primary product offering consists of new energy high power lithium batteries, but we are also seeking to expand into the production and sale of light electric vehicles.

We acquired most of our operating assets, including customers, employees, patents and technologies from our former subsidiary BAK International (Tianjin) Ltd. (“BAK Tianjin”). We acquired these assets in exchange for a reduction in accounts receivable from our former subsidiaries that were disposed of in June 2014.

As of March 31, 2021, we report financial and operational information in one segment: high-power lithium battery cells production.

We currently conduct our business through six wholly-owned operating subsidiaries in China. We own these operating subsidiaries through BAK Asia and BAK Investments, which are investment holding companies formed under the laws of Hong Kong.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on April 13, 2021 and other reports filed with the SEC, we have been expanding our manufacturing capabilities through construction of new production lines in Nanjing and Dalian, China. To maintain our competitive position, we are also developing the model 32140 large-sized cylindrical “tabless” battery and the special 26650 lithium battery designed for application in ultra-low temperature. In addition, we have been developing our light electric vehicle business via our PRC subsidiary, Nanjing Daxin. On January 18, 2021, Nanjing Daxin established a branch in Tianjin City for the production of light electric vehicles.

Due to the growing environmental pollution problem, the Chinese government has been providing support to the development of new energy facilities and vehicles for several years. It is expected that we will be able to secure more potential orders from the new energy market. We believe that with the booming market demand in high power lithium-iron products, we can continue as a going concern and return to profitability sustainedly.

Recent Financing Activities

On February 8, 2021, we entered into a securities purchase agreement with certain investors, pursuant to which we issued in a registered direct offering, an aggregate of 8,939,976 shares of common stock of the Company at a per share purchase price of $7.83. In addition, we issued to the investors (i) in a concurrent private placement, the Series A-1 warrants to purchase a total of 4,469,988 shares of common stock, at a per share exercise price of $7.67 and exercisable for 42 months from the date of issuance; (ii) in the registered direct offering, the Series B warrants to purchase a total of 4,469,988 shares of common stock, at a per share exercise price of $7.83 and exercisable for 90 days from the date of issuance; and (iii) in the registered direct offering, the Series A-2 warrants to purchase up to 2,234,992 shares of common stock, at a per share exercise price of $7.67 and exercisable for 45 months from the date of issuance. We received gross proceeds of approximately $70 million from the registered direct offering and the concurrent private placement, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. We completed another registered direct offering with the same investors in December 2020. See the “Liquidity and Capital Resources” section below for more details.

On May 10, 2021, we entered into that Amendment No. 1 to the Series B Warrant (the “Series B Warrant Amendment”) with each of the holders of the Company’s outstanding Series B warrants. Pursuant to the Series B Warrant Amendment, the term of the Series B warrants was extended from May 11, 2021 to August 31, 2021.

Recent Business Development

On April 1, 2021, CBAK Power entered into a framework investment agreement with Hangzhou Juzhong Daxin Asset Management Co., Ltd. ("Juzhong Daxin") for a potential acquisition of Zhejiang Meidu Hitrans Lithium Battery Technology Co., Ltd ("Hitrans"). Juzhong Daxin is the trustee of 85% equity interests of Hitrans and has the voting right and right to dividend over the 85% equity interests. Subject to definitive acquisition agreements to be entered into among the parties, including shareholders owning the 85% equity interests of Hitrans, CBAK Power intends to acquire the 85% equity interests of Hitrans in cash in 2021. As of date of this report, CBAK Power has paid $3.05 million (RMB20,000,000) to Juzhong Daxin as a security deposit. Hitrans is an unrelated third party engaging in researching, manufacturing and trading of raw materials and is one of the major suppliers of the Company in fiscal 2020.

In April 2021, CBAK Power and certain other unrelated companies and individuals jointly acquired approximately 22.7% of the equity interests of Hunan DJY Technology Co., Ltd ("DJY"), among which CBAK Power invested RMB9,000,000 (approximately $1.4 million) to acquire approximately 9.7% of the equity interests of DJY. CBAK Power has appointed one director to the Board of Directors of DJY. DJY is a private company engaged in researching and manufacturing of raw materials and manufacturing equipment. We intend to improve our supply chain and enhance our competitiveness through this investment.

Financial Performance Highlights for the Quarter Ended March 31, 2021

The following are some financial highlights for the quarter ended March 31, 2021:

●	Net revenues: Net revenues increased by $2.5 million, or 36%, to $9.4 million for the three months ended March 31, 2021, from $6.9 million for the same period in 2020.

●	Gross profit: Gross profit was $1.8 million, representing an increase of $1.6 million, for the three months ended March 31, 2021, from gross profit of $0.2 million for the same period in 2020.

●	Operating loss: Operating loss was $27,882 for the three months ended March 31, 2021, reflecting a decrease of $1.9 million from an operating loss of $2.0 million for the same period in 2020.

●	Net profit (loss): Net profit was $29.6 million for the three months ended March 31, 2021, compared to a net loss of $2.4 million for the same period in 2020.

●	Fully diluted income per share: Fully diluted income per share was $0.35 for the three months ended March 31, 2021, as compared to fully diluted loss per share of $0.04 for the same period in 2020.

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

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%. Our Hong Kong subsidiaries are subject to profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, the entities had not paid any such tax.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2021

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Change
	2020	2021	$	%
Net revenues	$6,901	$9,416	2,515	36
Cost of revenues	(6,695)	(7,577)	(882)	13
Gross profit	206	1,839	1,633	793

Operating expenses:
Research and development expenses	(299)	(484)	(185)	62
Sales and marketing expenses	(94)	(213)	(119)	127
General and administrative expenses	(1,115)	(1,324)	(209)	19
(Provision for) recovery of doubtful accounts	(673)	154	827	(123)
Total operating expenses	(2,181)	(1,867)	314	(14)
Operating loss	(1,975)	(28)	1,947	(99)
Finance expense, net	(428)	(8)	420	(98)
Other income, net	49	1,218	1,169	2,386
Change in fair value of warrants liability	-	28,426	28,426	100
(Loss) income before income tax	(2,354)	29,608	31,962	(1,358)
Income tax expenses	-	-	-	-
Net (loss) income	$(2,354)	29,608	31,962	(1,358)
Less: Net (loss) income attributable to non-controlling interests	(6)	1	7	(117)
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	(2,360)	$29,609	31,969	(1,355)

Net revenues. Net revenues increased by $2.5 million, or 36%, to $9.4 million for the three months ended March 31, 2021, from $6.9 million for the same period in 2020.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended March 31,		Change
	2020	2021	$	%
High power lithium batteries used in:
Electric vehicles	$215	$101	(114)	(53)
Light electric vehicles	1	34	33	3,300
Uninterruptable supplies	6,685	8,764	2,079	31
	6,901	8,899	1,998	29
Raw materials used in lithium batteries	-	517	517	100
Total	$6,901	$9,416	2,515	36

Net revenues from sales of batteries for electric vehicles was $0.1 million for the three months ended March 31, 2021 as compared to $0.2 million in the same period of 2020, representing a decrease of $0.1 million, or 53%.

Net revenues from sales of batteries for light electric vehicles was $34,104 for the three months ended March 31, 2021, as compared to $751 in the same period of 2020, marking a sharp increase of $33,353, or 4441%.

Net revenues from sales of batteries for uninterruptable power supplies (“UPS”) was $8.8 million in the three months ended March 31, 2021, as compared with $6.7 million in the same period in 2020, representing an increase of $2.1 million, or 31%. As we continued to focus more on this market, sale of batteries for uninterruptable power supplies have continued to increase significantly.

Net revenues from sales of raw materials used in lithium batteries were $0.5 million in the three months ended March 31, 2021, as compared with nil in the same period in 2020, representing an increase of $0.5 million. We obtained favorable prices on bulk purchase of raw materials from certain suppliers and then sold such raw materials to our clients, generating certain gross profit in the three months ended March 31, 2021.

Cost of revenues. Cost of revenues increased to $7.6 million for the three months ended March 31, 2021, as compared to $6.7 million for the same period in 2020, an increase of $0.9 million, or 13%. Included in cost of revenues were write down of obsolete inventories of $0.2 million for three months ended March 31, 2021, while it was $0.4 million for the same period in 2020. We write down the inventory value whenever there is an indication that it is impaired. However, further write-down may be necessary if market conditions deteriorate.

Gross profit. Gross profit for the three months ended March 31, 2021 was $1.8 million, or 19.5% of net revenues as compared to gross profit of $0.2 million, or 3.0% of net revenues, for the same period in 2020. Our Dalian facilities commenced manufacturing activities in July 2015. With our sustained effort, the quality passing rate of our product has continued to improve as a result of cost control and upgrades to production lines.

Research and development expenses. Research and development expenses increased to approximately $0.5 million for the three months ended March 31, 2021, as compared to approximately $0.3 million for the same period in 2020, an increase of $0.2 million, or 62%. We suspended our operations in the first quarter of 2020 because of COVID-19 in China, resulting in significant reduction in costs and expenses incurred, while in the same quarter of 2021, our operations were largely unaffected by COVID-19.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $0.2 million for the three months ended March 31, 2021, as compared to approximately $0.1 million for the same period in 2020, an increase of approximately $0.1 million, or 127%. As a percentage of revenues, sales and marketing expenses were 2.3% and 1.4% for the three months ended March 31, 2021 and 2020, respectively. We suspended our operations in the first quarter of 2020 because of COVID-19 in China, resulting in significant reduction in costs and expenses incurred. By contrast, in the first quarter of 2021, our operations were largely unaffected by COVID-19.

General and administrative expenses. General and administrative expenses increased to $1.3 million, or 14.1% of revenues, for the three months ended March 31, 2021, as compared to $1.1 million, or 16.2% of revenues, for the same period in 2020, representing an increase of $0.2 million, or 19%. As described above, we suspended our operations in the first quarter of 2020, while in the same quarter of 2021, our operations were largely unaffected by COVID-19. Meanwhile, fees related to our status as a public company increased by $0.16 million due to an increased amount of SEC filings and issuance of shares in the first quarter of 2021 compared with the same period in 2020.

Provision for (recovery of) doubtful accounts. Recovery of doubtful accounts was $0.2 million for the three months ended March 31, 2021, as compared to a provision for doubtful accounts of $0.7 million for the same period in 2020. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $0.02 million for the three months ended March 31, 2021, as compared to $2.0 million for the same period in 2020, representing a decrease of $1.95 million, or 99%.

Finance expenses, net. Finance expense, net was $7,598 for the three months ended March 31, 2021, as compared to $0.43 million for the same period in 2020, representing a decrease of $0.42 million as a result of our lower loan balances in 2021.

Other income, net. Other income was $1.2 million for the three months ended March 31, 2021, as compared to $49,474 for the same period in 2020. The increase was primarily resulted from debts relief from materials and equipment suppliers.

Changes in fair value of warrants liability. We issued warrants in the financing we consummated in December 2020 and February 2021. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency. The change in fair value of warrants liability is mainly due to the share price decline.

Income tax. Income tax was nil for the three months ended March 31, 2021 and 2020, respectively.

Net income (loss). As a result of the foregoing, we had a net profit of $29.6 million for the three months ended March 31, 2021, compared to the net loss of $2.4 million for the same period in 2020.

Liquidity and Capital Resources

We had financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock.

We generated a net profit of $29.6 million for the three months ended March 31, 2021. As of March 31, 2021, we had cash and cash equivalents and restricted cash of $81.4 million. Our total current assets were $119.9 million and our total current liabilities were $89.3 million, resulting in a net working capital of $30.6 million.

We had an accumulated deficit from recurring losses from operations and short-term debt obligations as of December 31, 2020 and March 31, 2021. As of December 31, 2020, we had a working capital deficiency of $10.5 million. These factors raise substantial doubts about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2020 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern. We are currently expanding our product lines and manufacturing capacity in our Dalian and Nanjing plant, which requires more funding to finance the expansion. We plan to renew our bank borrowings upon maturity and raise additional funds through bank borrowings and equity financing to meet our daily cash demands. However, there can be no assurance that we will be successful in obtaining the financing.

These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lending from Financial Institutions

On June 4, 2018, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $30.63 million), bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans with the term of June 12, 2018 to June 10, 2021, which is currently 6.175% per annum. Under the facilities, we borrowed RMB126.0 million ($18.1 million), RMB23.3 million ($3.3 million), RMB9.0 million ($1.3 million) and RMB9.5 million ($1.4 million) on June 12, June 20, September 20, and October 19, 2018, respectively. The loans are repayable in six installments of RMB0.8 million ($0.12 million) on December 10, 2018, RMB24.3 million ($3.50 million) on June 10, 2019, RMB0.8 million ($0.12 million) on December 10, 2019, RMB74.7 million ($10.7 million) on June 10, 2020, RMB0.8 million ($0.12 million) on December 10, 2020 and RMB66.3 million ($9.6 million) on June 10, 2021. We repaid the bank loan of RMB0.8 million ($0.12 million), RMB24.3 million ($3.72 million) and RMB0.8 million ($0.12 million) in December 2018, June 2019 and December 2019, respectively.

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

As a result, the balance of loan that we borrowed from China Everbright Bank Dalian Branch as of March 31, 2021 was RMB89.7 million ($13.7 million). The facilities were secured by our Dalian site’s land use rights and part of our Dalian site’s buildings, machinery and equipment. We repaid the remaining bank loan of RMB50 million ($7.63 million) and RMB39.7 million ($6.1 million) in April and May 2021, respectively.

During October to December 2020, we borrowed a series of acceptance bills from China Merchants Bank totaled RMB13.5 million (approximately $2.07 million) for various terms through April to June 2021, which was secured by our cash totaled RMB13.5 million (approximately $2.07 million).

In December 2020 to March 2021, we borrowed a series of acceptance bills from Agricultural Bank of China totaled RMB65.2 million (approximately $9.94 million) for various terms to June to September 2021, which was secured by our cash totaled RMB65.2 million (approximately $9.94 million).

In January to March 2021, we borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaled RMB28.0 million (approximately $4.27 million), which was secured by our cash totaled RMB28.0 million (approximately $4.27 million).

As of March 31, 2021, we had unutilized committed banking facilities of $4.9 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

Equity and Debt Financings from Investors

We have also obtained funds through private placements, registered direct offerings and other equity and note financings.

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

On May 10, 2021, we entered into the Series B Warrant Amendment with each of the holders of the Company’s outstanding Series B warrants. Pursuant to the Series B Warrant Amendment, the term of the Series B warrants was extended from May 11, 2021 to August 31, 2021.

We currently are expanding our product lines and manufacturing capacity in our Dalian and Nanjing plants, which requires additional funding to finance the expansion. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew these loans upon maturity, if required, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining this financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2020	2021
Net cash provided by operating activities	$686	$764
Net cash used in investing activities	(261)	(5,681)
Net cash (used in) provided by financing activities	(1,937)	65,350
Effect of exchange rate changes on cash and cash equivalents	(112)	336
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,624)	60,769
Cash and cash equivalents and restricted cash at the beginning of period	7,134	20,671
Cash and cash equivalents and restricted cash at the end of period	$5,510	$81,440

Operating Activities

Net cash provided by operating activities was $0.8 million in the three months ended March 31, 2021, as compared with $0.7 million in the same period in 2020. The net cash provided by operating activities for the three months ended March 31, 2021 was mainly attributable to our net profit (before gain on disposal of property, plant and equipment, non-cash depreciation and amortization, recovery of doubtful debts, write-down of inventories, share-based compensation and changes in fair value of warrants liability) of $2.1 million, a decrease of trade accounts and bills receivable of $6.3 million, partially offset by an increase in inventories of $1.5 million, an increase of $0.5 million of prepayments and other receivables, a decrease of trade accounts and bills payable of $2.9 million and a decrease of accrued expenses and other payables of $0.9 million.

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

Investing Activities

Net cash used in investing activities was $5.7 million for the three months ended March 31, 2021, as compared to $0.3 million in the same period of 2020. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $65.4 million in the three months ended March 31, 2021, as compared to net cash used in financing activities of $1.9 million in the same period in 2020. The net cash provided by financing activities for the three months ended March 31, 2021 was mainly attributable to $65.5 million net proceeds from issuance of shares to institutional investors in February 2021.

The net cash used in financing activities for the three months ended March 31, 2020 was mainly attributable to repayment of borrowings of $5.7 million to Jilin Province Trust Co. Ltd., partially offset by borrowing of $3.5 million from Jilin Province Trust Co. Ltd. under a renewed credit facility.

As of March 31, 2021, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
China Everbright Bank	$18,603	$13,689

Other lines of credit:
China Merchants Bank	$2,066	$2,066
Agricultural Bank of China	9,943	9,943
China Zheshang Bank Co., Ltd	4,269	4,269
	16,278	16,278

Total	$34,881	$29,967

Capital Expenditures

We incurred capital expenditures of $5.7 million and $0.3 million in the three months ended March 31, 2021 and 2020, respectively. Our capital expenditures were used primarily to construct our Dalian facility and Nanjing facility.

We estimate that our total capital expenditures in fiscal year 2021 will reach approximately $15.2 million. Such funds will be used to renovate the current product lines and construct new plants that will be equipped with new product lines and battery module packing lines.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2021:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Current maturities of long-term bank loans	$13,689	$13,689	$-	-	$-
Bills payable	16,278	16,278	-	-	-
Payable to former subsidiaries	383	383	-	-	-
Other short-term loans	1,106	1,106	-	-	-
Capital injection to CBAK Trading	2,565	2,565	-	-	-
Capital injection to CBAK Power	30,000	30,000	-	-	-
Capital injection to CBAK Energy	40,680	40,680	-	-	-
Capital injection to CBAK Nanjing	46,990	46,990	-	-	-
Capital injection to Nanjing CBAK	65,478	65,478	-	-	-
Capital injection to Nanjing Daxin	6,104	6,104
Capital commitments for construction of buildings	1,996	1,996	-	-	-
Capital commitments for purchase of equipment	19,255	19,255	-	-	-
Future interest payment on bank loans	167	167	-	-	-
Total	$244,691	$244,691	$-	-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2021.

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

There were no material changes to the critical accounting policies previously disclosed in our audited consolidated financial statements for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed on April 13, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2021.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on April 13, 2021, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified the following material weakness in our internal control over financial reporting:

●	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

●	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

●	We are in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience. Ms. Xiangyu Pei was appointed by the Board of Directors of the Company as the Interim Chief Financial Officer on August 23, 2019.

●	Since September 2016, we have regularly offered our financial personnel trainings on internal control and risk management. Since November 2016, we have regularly provided trainings to our financial personnel on U.S. GAAP accounting guidelines. We plan to continue to provide trainings to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information set forth in Note 21 “Commitments and Contingencies—(ii) Litigation” to our consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Date: May 17, 2021

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