Form 10-Q
period 2021-06-30
CBAK Energy Technology, Inc.
filed 2021-08-20
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 19, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	88,411,184

CBAK ENERGY TECHNOLOGY, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2021

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated balance sheets

As of December 31, 2020 and June 30, 2021

(Unaudited)

(In US$ except for number of shares)

		December 31,	June 30,
	Note	2020	2021
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$11,681,750	$33,299,230
Pledged deposits	2	8,989,748	19,070,676
Trade accounts and bills receivable, net	3	29,571,274	22,186,035
Inventories	4	5,252,845	9,697,450
Prepayments and other receivables	5	7,439,544	8,404,443
Investment in sales-type lease, net	11	235,245	749,703

Total current assets		63,170,406	93,407,537

Property, plant and equipment, net	8	41,040,370	40,285,018
Construction in progress	9	30,193,309	43,892,784
Non-marketable equity securities	10	-	701,743
Deposit paid for acquisition of a subsidiary	6	-	3,096,646
Right-of-use assets	11	7,500,780	7,495,092
Operating lease right-of-use assets, net		-	2,154,035
Intangible assets, net	12	11,807	10,558
Investment in sales-type lease, net	11	850,407	1,130,389
Total assets		$142,767,079	$192,173,802

Liabilities
Current liabilities
Trade accounts and bills payable	13	$28,352,292	$24,250,568
Current maturities of long-term bank loans	14	13,739,546	-
Other short-term loans	14	1,253,869	830,237
Accrued expenses and other payables	15	11,645,459	12,407,180
Payables to former subsidiaries, net	7	626,990	362,549
Deferred government grants, current	16	151,476	153,118
Product warranty provisions	17	155,888	124,075
Operating lease liability, current	11	-	1,180,631
Warrants liability	21	17,783,000	33,472,000

Total current liabilities		73,708,520	72,780,358

Deferred government grants, non-current	16	7,304,832	7,307,444
Operating lease liability	11	-	787,562
Product warranty provision	17	1,835,717	1,867,312
Long term tax payable	18	7,511,182	7,592,590

Total liabilities		$90,360,251	$90,335,266

Commitments and contingencies	23

Shareholders’ equity (deficit)
Common stock $0.001 par value; 500,000,000 authorized; 79,310,249 issued and 79,166,043 outstanding as of December 31, 2020, 88,538,723 issued and 88,394,517 outstanding as of June 30, 2021		79,310	88,538
Donated shares		14,101,689	14,101,689
Additional paid-in capital		225,278,113	241,141,468
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(183,984,311)	(151,674,428)
Accumulated other comprehensive (loss) income		(239,609)	997,013
		56,465,703	105,884,791
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equities		52,399,093	101,818,181
Non-controlling interests		7,735	20,355
Total equity		52,406,828	101,838,536

Total liabilities and shareholder’s equity		$142,767,079	$192,173,802

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of operations and comprehensive income (loss)

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

		Three months ended June 30,		Six months ended June 30,
	Note	2020	2021	2020	2021
Net revenues	25	$4,624,247	$5,889,154	$11,525,521	$15,305,203
Cost of revenues		(4,536,637)	(4,791,503)	(11,231,908)	(12,368,123)
Gross profit		87,610	1,097,651	293,613	2,937,080
Operating expenses:
Research and development expenses		(385,224)	(1,045,312)	(684,154)	(1,529,061)
Sales and marketing expenses		(100,707)	(539,471)	(194,478)	(752,613)
General and administrative expenses		(756,946)	(2,340,896)	(1,872,564)	(3,665,377)
Recovery (provision for) of doubtful accounts		245,484	104,517	(427,702)	258,578
Total operating expenses		(997,393)	(3,821,162)	(3,178,898)	(5,688,473)
Operating loss		(909,783)	(2,723,511)	(2,885,285)	(2,751,393)
Finance (expenses) income, net		(385,208)	52,700	(813,291)	45,102
Other income, net		96,824	331,576	146,298	1,549,224
Impairment of non-marketable equity securities		-	(690,542)	-	(690,542)
Change in fair value of warrants		-	5,750,000	-	34,176,000
(Loss) income before income tax		(1,198,167)	2,720,223	(3,552,278)	32,328,391
Income tax expenses	18	-	-	-	-
Net (loss) income		(1,198,167)	2,720,223	(3,552,278)	$32,328,391
Less: Net loss (income) attributable to non-controlling interest		952	(19,622)	(4,918)	(18,508)
Net (loss) income attributable to CBAK Energy Technology, Inc.		$(1,197,215)	$2,700,601	$(3,557,196)	$32,309,883

Net (loss) income		(1,198,167)	2,720,223	(3,552,278)	32,328,391
Other comprehensive income (loss)
– Foreign currency translation adjustment		29,876	1,141,596	(272,169)	1,230,734
Comprehensive (loss) income		(1,168,291)	3,861,819	(3,824,447)	33,559,125
Less: Comprehensive loss (income) attributable to non-controlling interest		945	(18,637)	(4,095)	(12,620)
Comprehensive (loss) income attributable to CBAK Energy Technology, Inc.		$(1,167,346)	$3,843,182	$(3,828,542)	$33,546,505

(Loss) Income per share	20
– Basic		$(0.02)	$0.02	$(0.06)	$0.37
– Diluted		$(0.02)	$0.02	$(0.06)	$0.37

Weighted average number of shares of common stock:	20
– Basic		60,430,255	88,411,583	56,877,900	86,347,656
– Diluted		60,430,255	88,993,839	56,877,900	86,938,886

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the three months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

							Accumulated				Total
	Common stock issued			Additional			other	Non-	Treasury shares		shareholders’
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number		equity
	of shares	Amount	shares	capital	reserves	deficit	income (loss)	interest	of shares	Amount	(deficit)
Balance as of April 1, 2020	53,588,799	$53,590	$14,101,689	$180,708,377	$1,230,511	$(178,537,394)	$(2,045,945)	$57,817	(144,206)	$(4,066,610)	$11,502,035

Net loss	-	-	-	-	-	(1,197,215)	-	(952)	-	-	(1,198,167)
Share-based compensation for employee and directors for stock awards	-	-	-	153,961	-	-	-	-	-	-	153,961
Common stock issued to employees and directors for stock awards	293,498	293	-	(293)	-	-	-	-	-	-	-
Common stock issued to investors	9,920,041	9,920	-	4,625,612	-	-	-	-	-	-	4,635,532
Foreign currency translation adjustment	-	-	-	-	-	-	29,869	7	-	-	29,876
Balance as of June 30, 2020	63,802,338	$63,803	$14,101,689	$185,487,657	$1,230,511	$(179,734,609)	$(2,016,076)	$56,872	(144,206)	$(4,066,610)	$15,123,237
Balance as of April 1, 2021	88,250,225	$88,250	$14,101,689	$241,048,002	$1,230,511	$(154,375,029)	$(145,568)	$1,718	(144,206)	$(4,066,610)	$97,882,963
Net income	-	-	-	-	-	2,700,601	-	19,622	-	-	2,720,223
Share-based compensation for employee and director stock awards	-	-	-	93,754	-	-	-	-	-	-	93,754
Common stock issued to employees and directors for stock awards	288,498	288	-	(288)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	1,142,581	(985)	-	-	1,141,596
Balance as of June 30, 2021	88,538,723	$88,538	$14,101,689	$241,141,468	$1,230,511	$(151,674,428)	$997,013	$20,355	(144,206)	$(4,066,610)	$101,838,536

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

							Accumulated				Total
	Common stock issued			Additional			other	Non-	Treasury shares		shareholders’
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number		equity
	of shares	Amount	shares	capital	reserves	deficit	loss	interest	of shares	Amount	(deficit)
Balance as of January 1, 2020	53,220,902	$53,222	$14,101,689	$180,208,610	$1,230,511	$(176,177,413)	$(1,744,730)	$52,777	(144,206)	$(4,066,610)	$13,658,056

Net loss	-	-	-	-	-	(3,557,196)	-	4,918	-	-	(3,552,278)
Share-based compensation for employee and director stock awards	-	-	-	454,096	-	-	-	-	-	-	454,096
Common stock issued to employees and directors for stock awards	293,498	293	-	(293)	-	-	-	-	-	-	-
Common stock issued to investors	10,287,938	10,288	-	4,825,244	-	-	-	-	-	-	4,835,532
Foreign currency translation adjustment	-	-	-	-	-	-	(271,346)	(823)	-	-	(272,169)
Balance as of June 30, 2020	63,802,338	$63,803	$14,101,689	$185,487,657	$1,230,511	$(179,734,609)	$(2,016,076)	$56,872	(144,206)	$(4,066,610)	$15,123,237
Balance as of January 1, 2021	79,310,249	$79,310	$14,101,689	$225,278,113	$1,230,511	$(183,984,311)	$(239,609)	$7,735	(144,206)	$(4,066,610)	$52,406,828

Net income	-	-	-	-	-	32,309,883	-	18,508	-	-	32,328,391
Share-based compensation for employee and director stock awards	-	-	-	242,572	-	-	-	-	-	-	242,572
Common stock issued to employees and directors for stock awards	288,498	288	-	(288)	-	-	-	-	-	-	-
Issuance of common stock and warrants	8,939,976	8,940	-	15,621,071	-	-	-	-	-	-	15,630,011
Foreign currency translation adjustment	-	-	-	-	-	-	1,236,622	(5,888)	-	-	1,230,734
Balance as of June 30, 2021	88,538,723	$88,538	$14,101,689	$241,141,468	$1,230,511	$(151,674,428)	$997,013	$20,355	(144,206)	$(4,066,610)	$101,838,536

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed Consolidated statements of cash flows

For the six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

	Six months ended June 30,
	2020	2021
Cash flows from operating activities
Net (loss) income	$(3,552,278)	$32,328,391
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,154,563	1,401,505
Provision for (recovery of) doubtful debts	427,702	(258,578)
Amortization of operating lease right-of-use assets	-	114,119
Write-down of inventories	457,039	338,057
Share-based compensation	454,096	242,572
Change in fair value of warrant liability	-	(34,176,000)
Impairment of non-marketable equity securities	-	690,542
(Gain) loss on disposal of property, plant and equipment	(13,360)	9,613
Changes in operating assets and liabilities:
Trade accounts and bills receivable	(4,154,650)	7,886,902
Inventories	2,738,941	(4,716,578)
Prepayments and other receivables	309,378	(898,925)
Trade accounts and bills payable	(351,898)	(4,399,818)
Accrued expenses and other payables	190,330	170,246
Operating lease liabilities	-	(299,573)
Investment in sales-type lease	-	(781,041)
Trade receivable from and payables to former subsidiaries	4,321,809	(75,713)
Net cash provided by (used in) operating activities	1,981,672	(2,424,279)

Cash flows from investing activities
Purchases of property, plant and equipment and construction in progress	(779,064)	(13,200,827)
Deposit paid for acquisition of a subsidiary	-	(3,090,187)
Investment in non-marketable equity securities	-	(1,390,584)
Net cash used in investing activities	(779,064)	(17,681,598)

Cash flows from financing activities
Repayment of bank borrowings	(155,128)	(13,859,489)
Borrowings from unrelated parties	3,440,970	-
Borrowings from shareholders	267,315	-
Repayment of borrowings from related parties	-	(435,228)
Repayment of borrowings from unrelated parties	(5,630,679)	-
Proceeds from issuance of shares	-	65,495,011
Net cash (used in) provided by financing activities	(2,077,522)	51,200,294

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(88,048)	603,991
Net (decrease) increase in cash and cash equivalents, and restricted cash	(962,962)	31,698,408
Cash and cash equivalents, and restricted cash at the beginning of period	7,133,948	20,671,498
Cash and cash equivalents, and restricted cash at the end of period	$6,170,986	$52,369,906

Supplemental non-cash investing and financing transactions:
Transfer of construction in progress to property, plant and equipment	$42,958	$314,238
Non-cash payment for purchase of property, plant and equipment and construction in progress by new vehicles	$-	$61,340

Issuance of common stock (note 1):
- offset repayment of promissory notes	$550,000	$-
- offset payable to Shenzhen BAK (Sixth Debt)	$4,285,532	$-

Cash paid during the period for:
Interest, net of amounts capitalized	$524,860	$4,661

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

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

For the three and six months ended June 30, 2020 and 2021

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

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

As of June 30, 2021, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On November 21, 2019, Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”) was established as a wholly owned subsidiary of BAK Asia with a registered capital of $50,000,000. Pursuant to CBAK Energy’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Energy on or before November 20, 2022. Up to the date of this report, the Company has contributed $23,519,972 to CBAK Energy. CBAK Energy will be focus on manufacture and sale of lithium batteries and lithium batteries’ materials.

On July 14, 2020, the Company acquired BAK Asia Investments Limited (“BAK Investments”), a company incorporated under Hong Kong laws, from Mr. Xiangqian Li, the Company’s former CEO, for a cash consideration of HK$1.00. BAK Asia Investments Limited is a holding company without any other business operations.

On July 31, 2020, BAK Investments formed a wholly owned subsidiary CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”) in China with a registered capital of $100,000,000. Pursuant to CBAK Nanjing’s articles of association and relevant PRC regulations, BAK Investments was required to contribute the capital to CBAK Nanjing on or before July 29, 2040. Up to the date of this report, the Company has contributed $55,289,915 to CBAK Nanjing.

On August 6, 2020, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) was established as a wholly owned subsidiary of CBAK Nanjing with a registered capital of RMB700,000,000 (approximately $107 million). Pursuant to Nanjing CBAK’s articles of association and relevant PRC regulations, CBAK Nanjing was required to contribute the capital to Nanjing CBAK on or before August 5, 2040. Up to the date of this report, the Company has contributed RMB306,418,836 (approximately $47.4 million) to Nanjing CBAK.

On November 9, 2020, Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”) was established as a wholly owned subsidiary of CBAK Nanjing with a register capital of RMB50,000,000 (approximately $7.6 million). Up to the date of this report, the Company has contributed RMB16,416,000 (approximately $2.54 million) to Nanjing Daxin. On January 18, 2021, Nanjing Daxin established a branch in Tianjin City.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On April 21, 2021, CBAK Power, along with Shenzhen BAK Power Battery Co., Ltd (BAK SZ), Shenzhen Asian Plastics Technology Co., Ltd (SZ Asian Plastics) and Xiaoxia Liu, entered into an investment agreement with Junxiu Li, Hunan Xintao New Energy Technology Partnership, Xingyu Zhu, and Jiangsu Saideli Pharmaceutical Machinery Manufacturing Co., Ltd for an investment in Hunan DJY Technology Co., Ltd (“DJY”). CBAK Power has paid $1.4 million (RMB9,000,000) to acquire 9.74% of the equity interests of DJY. CBAK Power has appointed one director to the Board of Directors of DJY. DJY is an unrelated third party of the Company engaging in researching and manufacturing of raw materials and equipment.

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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Shenzhen”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014, “Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of Jun 30, 2021, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC; v) Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”), a wholly owned limited liability company established on November 21, 2019 in the PRC; (vi) BAK Asia Investments Limited (“BAK Investments”), a wholly owned limited liability company incorporated in Hong Kong acquired on July 14, 2020; (vii) CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”), a wholly owned limited liability company established on July 31, 2020 in the PRC; (viii) Nanjing CBAK New Energy Technology Co., Ltd, (“Nanjing CBAK”), a wholly owned limited liability company established on August 6, 2020 in the PRC; (ix) Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”), a wholly owned limited liability company established on November 9, 2020.

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

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of June 30, 2021, Mr. Yunfei Li held 10,852,539 shares or 12.3% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had an accumulated deficit from recurring losses from operations and short-term debt obligations as of December 31, 2020 and June 30, 2021. As of December 31, 2020, the Company has a working capital deficiency of $10.5 million. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

For the three and six months ended June 30, 2020 and 2021

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

For the three and six months ended June 30, 2020 and 2021

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

For the three and six months ended June 30, 2020 and 2021

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

On May 10, 2021, the Company entered into that Amendment No. 1 to the Series B Warrant (the “Series B Warrant Amendment”) with each of the holders of the Company’s outstanding Series B warrants. Pursuant to the Series B Warrant Amendment, the term of the Series B warrants was extended from May 11, 2021 to August 31, 2021.

As of June 30, 2021, the Company had nil bank loans and approximately $39.3 million of other current liabilities (excluding warrants derivative liability).

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

For the three and six months ended June 30, 2020 and 2021

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statement presentations and disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

2.	Pledged deposits

Pledged deposits as of December 31, 2020 and June 30, 2021 consisted of the following:

	December 31,	June 30,
	2020	2021
Pledged deposits with banks for:
Bills payable	$8,791,499	$19,065,551
Others*	198,249	5,125
	$8,989,748	$19,070,676

*	In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $21,321 (RMB139,713), including services expenses amount of $21,198 (RMB138,908) and interest of $123 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB150,000) for a period of one year. As of June 30, 2021, $5,125 (RMB33,099) was frozen by bank and the Company had accrued the service cost of $21,507 (RMB138,908).

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

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.7 million (RMB4,434,209). Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.7 million (RMB4,434,209) for a period of one year to December 17, 2020. In July 2020, CBAK Power and Dongguan Shanshan have come to a settlement amount of $0.6 million (RMB3,635,192) and the bank deposit was then released. In October 2020, CBAK Power fail to pay according to the settlement, Dongguan Shanshan sought a total amount of $0.6 million (RMB3,635,192). Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.6 million (RMB3,365,192) for a period of one year to October 21, 2021. As of December 31, 2020, $55,230 (RMB360,576) was frozen by bank. In late February 2021, CBAK Power and Dongguan Shanshan entered into a settlement agreement that CBAK would pay $260,393, $76,586, $76,586, $76,586, and $32,088 (RMB1,700,000, RMB500,000, RMB500,000, RMB500,000 and RMB209,487) by March 5, March 31, April 30, May 31 and June 30, 2021, respectively, and after the first payment of RMB 1,700,000 by March 5, 2021, Dongguan Shanshan would release all the enforcement measures against CBAK Power. CBAK Power had made payment on time and the bank deposit was then release. As of June 30, 2021, CBAK Power had made full payment.

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

For the three and six months ended June 30, 2020 and 2021

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

In May 2020, CBAK Power received notice from Court of Wuqing District, Tianjin that Tianjin Changyuan Electric Material Co., Ltd (“Tianjin Changyuan”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. The plaintiff sought a total amount of $13,040 (RMB85,136), including material cost of $12,166 (RMB79,429) and interest of $874 (RMB5,707). In July, 2020, upon the request of the plaintiff for property preservation, the Court of Wuqing District, Tianjin ordered to freeze CBAK Power’s bank deposits totaling $13,041 (RMB85,136) for a period of one year. As of December 31, 2020, $13,041 (RMB85,136) was frozen by bank. CBAK Power had made full payment in March, 2021 and the property preservation was then released.

In October 2020, CBAK Power received a notice from Court of Dalian Economic and Technology Development Zone that Jiuzhao New Energy Technology Co., Ltd. (“Jiuzhao”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of certain purchase contract. Jiuzhao sought a total amount of $0.9 million (RMB6.0 million), including material cost of $0.9 million (RMB5,870,267) and interest of $19,871 (RMB129,732). Upon the request of the plaintiff for property preservation, the Court of Dalian Economic and Technology Development Zone, Jiuzhao ordered to freeze CBAK Power’s bank deposits totaling $0.9 million (RMB6.0 million) for a period to September 17, 2021. As of December 31, 2020, $5,874 (RMB38,346) was frozen by bank. CBAK Power has fully paid off the debts to Jiuzhao, and the frozen bank deposits were released in April 2021.

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

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2020 and June 30, 2021 consisted of the following:

	December 31,	June 30,
	2020	2021
Trade accounts receivable	$33,305,997	$26,356,359
Less: Allowance for doubtful accounts	(5,266,828)	(5,064,795)
	28,039,169	21,291,564
Bills receivable	1,532,105	894,471
	$29,571,274	$22,186,035

Included in trade accounts and bills receivables are retention receivables of $1,896,068 and $1,900,664 as of December 31, 2020 and June 30, 2021. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for doubtful accounts is as follows:

	June 30,	June 30,
	2020	2021
Balance at beginning of period	$4,650,686	$5,266,828
Provision for the period	968,627	-
Reversal - recoveries by cash	(540,925)	(258,578)
Charged to consolidated statements of operations and comprehensive (loss) income	427,702	(258,578)
Foreign exchange adjustment	(69,158)	56,545
Balance at end of period	$5,009,230	$5,064,795

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

4.	Inventories

Inventories as of December 31, 2020 and June 30, 2021 consisted of the following:

	December 31,	June 30,
	2020	2021
Raw materials	$757,857	$3,395,452
Work in progress	2,338,342	2,735,322
Finished goods	2,156,646	3,566,676
	$5,252,845	$9,697,450

During the three months ended June 30, 2020 and 2021, write-downs of obsolete inventories to lower of cost or net realizable value of $47,977 and $104,752, respectively, were charged to cost of revenues.

During the six months ended June 30, 2020 and 2021, write-downs of obsolete inventories to lower of cost or net realizable value of $457,039 and $338,057, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2020 and June 30, 2021 consisted of the following:

	December 31,	June 30,
	2020	2021
Value added tax recoverable	$4,524,475	$5,221,575
Loan receivables	1,358,637	-
Prepayments to suppliers	424,311	902,942
Deposits	17,385	123,319
Staff advances	67,867	124,473
Prepaid operating expenses	529,401	1,034,922
Others	524,468	1,004,212
	7,446,544	8,411,443
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$7,439,544	$8,404,443

Nanjing CBAK entered into a loan agreement with Shen Zhen Asian Plastics Technology Co., Ltd (SZ Asian Plastics), to loan SZ Asian Plastics a total amount of $1.4 million (RMB8,870,000) for a period of 6 months from December 1, 2020 to May 31, 2021. The loan was unsecured and bearing fixed interest at 6% per annum. The Company’s shareholder Mr. Jiping Zhao, holding 2.39% equity interest in the Company, at the same time held 79.13% equity interests in SZ Asian Plastics. In March 2021, SZ Asian Plastics has fully repaid the loan principal.

6.	Acquisition of a subsidiary

	December 31,	June 30,
	2020	2021
Deposit paid for acquisition of a subsidiary	$-	$3,096,646

On April 1, 2021, CBAK Power entered into a framework investment agreement with Hangzhou Juzhong Daxin Asset Management Co., Ltd. (“Juzhong Daxin”) for a potential acquisition of Zhejiang Hitrans Lithium Battery Technology Co., Ltd (“Hitrans”, formerly known as Zhejinag Meidu Hitrans Lithium Battery Technology Co., Ltd). Juzhong Daxin is the trustee of 85% of equity interests of Hitrans and has the voting right and right to dividend over the 85% of equity interests. Subject to definitive acquisition agreements to be entered into among the parties, including shareholders owning the 85% of equity interests of Hitrans, CBAK Power intends to acquire 85% of equity interests of Hitrans in cash in 2021. CBAK Power has paid $3.09 million (RMB20,000,000) to Juzhong Daxin as a security deposit in April 2021. Hitrans is an unrelated third party of the Company engaging in researching, manufacturing and trading of raw materials and is one of the major suppliers of the Company in fiscal 2020.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

6.	Acquisition of a subsidiary (continued)

On July 20, 2021, CBAK Power entered into a framework agreement relating to CBAK Power’s investment in Hitrans, pursuant to which CBAK Power will acquire 81.56% of the equity interests of Hitrans (the “Acquisition Agreement”). Under the Acquisition Agreement, CBAK Power will acquire 60% ownership of Hitrans from Zhejiang Meidu Graphene Technology Co., Ltd. (“Meidu Graphene”) valued at RMB118 million ($18.27 million) and 21.56% ownership of Hitrans from Hitrans’s management shareholders valued at approximately RMB40.74 million ($6.31 million). Two individuals among Hitrans management shareholders, including Hitrans’s CEO, Mr. Haijun Wu (“Mr. Wu”), will keep 2.50% ownership of Hitrans and New Era Group Zhejiang New Energy Materials Co., Ltd. (“New Era”) will continue to hold 15% ownership of Hitrans after the acquisition.

As of the date of the Acquisition Agreement, the 25% ownership of Hitrans held by Hitrans management shareholders was frozen as a result of a litigation arising from the default by Hitrans management shareholders on debts borrowed from Zhejiang Meidu Pawn Co., Ltd. (“Pawn Co.”) whereby the 25% ownership of Hitrans was pledged as collateral. Mr. Junnan Ye (“Mr. Ye”), acting as an intermediary, will first acquire 22.5% ownership of Hitrans, free of any encumbrances, from Hitrans management shareholders. Pursuant to the Acquisition Agreement, within five days of CBAK Power’s obtaining 21.56% ownership of Hitrans from Mr. Ye, CBAK Power will pay approximately RMB40.74 million ($6.31 million) in cash, which amount shall be used toward the repayment of debts due to Pawn Co.

In addition, as of the date of the Acquisition Agreement, Meidu Graphene’s 60% ownership of Hitrans was frozen as a result of a litigation arising from Hitrans’s failure to make payments to New Era in connection with the purchase of land use rights, plants, equipment, pollution discharge permit and other assets (the “Assets”) under certain asset transfer agreements as well as Meidu Graphene’s guarantee for Hitrans’s payment obligations thereunder. As a part of the transaction, CBAK Power entered into a loan agreement with Hitrans to lend Hitrans approximately RMB131 million ($20.28 million) (the “Hitrans Loan”) by remitting approximately RMB131 million ($20.28 million) into the account of Shaoxing Intermediate People’s Court (the “Court”) to remove the freeze on Meidu Graphene’s 60% ownership of Hitrans. Moreover, Juzhong Daxin will return RMB15 million ($2.32 million) of the security deposit to CBAK Power before CBAK Power wires approximately RMB131 million ($20.28 million) to the Court and will retain RMB5 million ($0.77 million) as commission for facilitating the acquisition. CBAK Power will pay all other fees due to Juzhong Daxin in accordance with the Letter of Intent. According to the Acquisition Agreement, Mr. Ye will first acquire 60% ownership of Hitrans, free of any encumbrances, from Meidu Graphene. Thereafter, CBAK Power will assign RMB118 million ($18.27 million) of the Hitrans Loan to Mr. Junnan Ye as consideration for the acquisition of 60% ownership of Hitrans from Mr. Ye (the “Assignment”). Hitrans shall repay RMB118 million ($18.27 million) to Mr. Ye in accordance with a separate loan repayment agreement (the “Loan Repayment Agreement”) to be entered into among Mr. Ye, Hitrans, CBAK Power and Mr. Wu. Under the Loan Repayment Agreement, Hitrans shall repay Mr. Ye at least RMB70 million ($10.84 million) within two months of obtaining the title to the Assets from New Era and the remaining balance by December 31, 2021, with a fixed interest of RMB3.5 million ($0.54 million) which can be reduced by up to RMB1 million ($0.15 million) if the loan is settled before its due date. CBAK Power provides guarantee to Mr. Ye on Hitrans’s repayment obligations under the Loan Repayment Agreement. Hitrans shall repay the remaining approximately RMB13 million ($2.01 million) of the Hitrans Loan to CBAK Power at an interest rate of 6% per annum, maturing in one year from the date of the Assignment.

As of the date of this report, CBAK Power has acquired 81.56% ownership of Hitrans and has paid approximately RMB40.74 million (approximately $6.31 million) in cash to Mr. Ye. In addition to that, CBAK Power has wired approximately RMB131 million (approximately $20.28 million) to the Court and Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power. CBAK Power expects to close the acquisition of 81.56% ownership of Hitrans upon the satisfaction of all closing conditions in the Acquisition Agreement, including that Hitrans obtains the title to all the Assets.

7.	Payables to Former Subsidiaries, net

Payable to former subsidiaries as of December 31, 2020 and June 30, 2021 consisted of the following:

	December 31,	June 30,
	2020	2021
BAK Tianjin	$29,852	$18,794
BAK Shenzhen	597,138	343,755
	$626,990	$362,549

Balance as of December 31, 2020 and June 30, 2021 consisted of payables for purchase of inventories from BAK Tianjin and BAK Shenzhen. From time to time, the Company purchased products from these former subsidiaries that they did not produce to meet the needs of its customers.

The above balance is unsecured and non-interest bearing and repayable on demand.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

8.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2020 and June 30, 2021 consisted of the following:

	December 31,	June 30,
	2020	2021
Buildings	$28,150,137	$28,479,099
Machinery and equipment	32,753,952	33,014,453
Office equipment	258,458	331,041
Motor vehicles	197,790	287,021
	61,360,337	62,111,614
Impairment	(8,980,020)	(9,046,793)
Accumulated depreciation	(11,339,947)	(12,779,803)
Carrying amount	$41,040,370	$40,285,018

During the three months ended June 30, 2020 and 2021, the Company incurred depreciation expense of $560,916 and $691,110, respectively.

During the six months ended June 30, 2020 and 2021, the Company incurred depreciation expense of $1,142,407 and $1,389,728, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $24,611,468 and $24,503,650 as of December 31, 2020 and June 30, 2021, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. The Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no further impairment during the three and six months ended June 30, 2020 and 2021.

9.	Construction in Progress

Construction in progress as of December 31, 2020 and June 30, 2021 consisted of the following:

	December 31,	June 30,
	2020	2021
Construction in progress	$27,070,916	$36,911,583
Prepayment for acquisition of property, plant and equipment	3,122,393	6,981,201
Carrying amount	$30,193,309	$43,892,784

Construction in progress as of December 31, 2020 and June 30, 2021 was mainly comprised of capital expenditures for the construction of the facilities and production lines of CBAK Power and Nanjing CBAK.

For the three months ended June 30, 2020 and 2021, the Company capitalized interest of $304,054 and $92,912, respectively, to the cost of construction in progress.

For the six months ended June 30, 2020 and 2021, the Company capitalized interest of $620,222 and $306,495, respectively, to the cost of construction in progress.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

10.	Non-marketable equity securities

	December 31,	June 30,
	2020	2021
Cost	$-	$1,393,491
Impairment	-	(691,748)
Carrying amount	$-	$701,743

On April 21, 2021, CBAK Power, along with Shenzhen BAK Power Battery Co., Ltd (BAK Shenzhen), Shenzhen Asian Plastics Technology Co., Ltd (SZ Asian Plastics) and Xiaoxia Liu (collectively the “Investors”, entered into an investment agreement with Junxiu Li, Hunan Xintao New Energy Technology Partnership, Xingyu Zhu, and Jiangsu Saideli Pharmaceutical Machinery Manufacturing Co., Ltd for an investment in Hunan DJY Technology Co., Ltd ("DJY"), a privately held company. CBAK Power has paid $1.39 million (RMB9,000,000) to acquire 9.74% of the equity interests of DJY. CBAK Power along with other three new investors has appointed one director on behalf of the Investors to the Board of Directors of DJY. DJY is unrelated third party of the Company engaging in in research and development, production and sales of products and services to lithium battery positive cathode materials producers, including the raw materials, fine ceramics, equipment and industrial engineering.

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. We recognized an impairment loss of $690,542 on the non-marketable equity securities for the three and six months ended June 30, 2021.

11.	Lease

(a)	Right-of-use assets

Prepaid land lease
payments
Balance as of January 1, 2021	$7,500,780
Amortization charge for the period	(86,802)
Foreign exchange adjustment	81,114
Balance as of June 30, 2021	$7,495,092

Lump sum payments were made upfront to acquire the leased land from the owners with lease period for 50 years up to August 9, 2064, and no ongoing payments will be made under the terms of these land leases.

(b)	Company as Lessor

The Company derives a portion of its revenue from leasing arrangements of these vehicles to end users. Such arrangements provide for monthly payments covering the vehicles sales and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, vehicle sale net of cost is recorded as other income and recognized upon delivery of the vehicle and its acceptance by the end user. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Interests are recognized monthly over the lease term. The components of the net investment in sales-type leases as of December 31, 2020 and June 30, 2021 are as follows:

	December 31,	June 30,
	2020	2021
Total future minimum lease payments receivable	$1,210,305	$2,036,355
Less: unearned income, representing interest	(124,653)	(156,263)
Present value of minimum lease payments receivables	1,085,652	1,880,092
Less: Current portion	(235,245)	(749,703)
Non-current portion	$850,407	$1,130,389

Vehicle sale net of cost recognized in other income (expense) from vehicle leasing was $(160) and $(91,993) for the three and six months ended June 30, 2021, respectively.

Interest income from vehicle leasing was $44,391 and $71,028 for the three and six months ended June 30, 2021, respectively

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

11.	Lease (continued)

(b)	Company as Lessor (continued)

The future minimum lease payments receivable for sales type leases are as follows:

12 months ending June 30,	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases
2022	$839,192	$89,489	$749,703
2023	672,591	52,445	620,146
2024	524,572	14,329	510,243
2025	-	-	-
2026	-	-	-
Thereafter	-	-	-
	2,036,355	156,263	1,880,092

(c)	Operating lease

On January 14, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Tianjing with a three year term, commencing on March 1, 2021 and expiring on February 29, 2024. The monthly rental payment is approximately $11,325 (RMB73,143) per month.

On April 6, 2021, Nanjing CBAK entered into a lease agreement for warehouse space in Nanjing with a three year term, commencing on April 15, 2021 and expiring on April 14, 2024. The monthly rental payment is approximately $15,134 (RMB97,743) per month.

On June 1, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Wuxi with a three year term, commencing on June 1, 2021 and expiring on May 31, 2024. The monthly rental payment is approximately $36,865 (RMB238,095) per month for the first year and approximately $43,009 (RMB277,778) per month from the second year.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2021:

Operating leases
12 months ending June 30,
2022	$1,275,989
2023	833,612
2024	-
2025	-
Thereafter	-
Total undiscounted cash flows	2,109,601
Less: imputed interest	(141,408)
Present value of lease liabilities	$1,968,193

Lease term and discount rate
June 30, 2021
Weighted-average remaining lease term - years	2.69
Weighted-average discount rate (%)	6.175%

Operating lease expenses for the three and six months ended June 30, 2020 and 2021 for the capitation agreement was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021

Operating lease cost – straight line	-	104,067	-	114,119
Total lease expense	-	104,067	$-	$114,119

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

12.	Intangible Assets, net

Intangible assets as of December 31, 2020 and June 30, 2021 consisted of the followings:

	December 31,	June 30,
	2020	2021
Computer software at cost	$32,686	$33,042
Accumulated amortization	(20,879)	(22,484)
	$11,807	$10,558

Amortization expenses were $1,281 and $688 for the three months ended June 30, 2020 and 2021 and $2,582 and $1,374 for the six months ended June 30, 2020 and 2021, respectively.

13.	Trade Accounts and Bills Payable

Trade accounts and bills payable as of December 31, 2020 and June 30, 2021consisted of the followings:

	December 31,	June 30,
	2020	2021
Trade accounts payable	$19,560,793	$5,198,286
Bills payable
- Bank acceptance bills (Note 14)	8,791,499	19,052,282
	$28,352,292	$24,250,568

All the bills payable are of trading nature and will mature within three months to one year from the issue date.

The bank acceptance bills were pledged by the Company’s bank deposits (Note 2)

14.	Loans

Bank loans:

Bank borrowings as of December 31, 2020 and June 30, 2021 consisted of the followings

	December 31,	June 30,
	2020	2021
Current maturities of long-term bank loans	$13,739,546	$-

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

On June 28, 2020, the Company entered into a supplemental agreement with China Everbright Bank Dalian Branch to change the repayment schedule. According to the modification agreement, the remaining RMB141.8 million (approximately $21.72 million) loans are repayable in eight instalments consisting of RMB1.09 million ($0.17 million) on June 10, 2020, RMB1 million ($0.15 million) on December 10, 2020, RMB2 million ($0.31 million) on January 10, 2021, RMB2 million ($0.31 million) on February 10, 2021, RMB2 million ($0.31 million) on March 10, 2021, RMB2 million ($0.31 million) on April 10, 2021, RMB2 million ($0.31 million) on May 10, 2021, and RMB129.7 million ($19.9 million) on June 10, 2021, respectively. As of June 30, 2021, the Company repaid all the bank loan.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

14.	Loans (continued)

Bank loans: (continued)

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

In October to December 2020, the Company borrowed a series of acceptance bills from China Merchants Bank totaled RMB13.5 million (approximately $2.07 million) for various terms through April to June 2021, which was secured by the Company’s cash totaled RMB13.5 million (approximately $2.07 million). The Company repaid the bills through April to June 2021.

In January to June 2021, the Company borrowed a series of acceptance bills from Agricultural Bank of China totaled RMB58.4 million (approximately $9.05 million) for various terms to July to December 2021, which was secured by the Company’s cash totaled RMB58.4 million (approximately $9.05 million) (Note 2).

In January to June 2021, the Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaled RMB44.6 million (approximately $6.91 million) for various terms to July to December 2021, which was secured by the Company’s cash totaled RMB44.6 million (approximately $6.91 million) (Note 2).

On April 19, 2021, the Company borrowed a total of RMB20 million (approximately $3.10 million) from Bank of Ningbo Co., Ltd in the form of bills payable for a term until November 30, 2021, which was secured by the Company’s cash totaled RMB20 million (approximately $3.10 million) (Note 2).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	June 30,
	2020	2021
Pledged deposits (note 2)	$8,791,499	$19,065,551
Right-of-use assets (note 11)	7,500,780	-
Buildings	16,721,178	-
Machinery and equipment	4,926,886	-
	$37,940,343	$19,065,551

During the three months ended June 30, 2020 and 2021, interest of $391,155 and $92,912, respectively, was incurred on the Company’s bank borrowings.

During the six months ended June 30, 2020 and 2021, interest of $788,361 and $306,495, respectively, was incurred on the Company’s bank borrowings.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

14.	Loans (continued)

Other Short-term Loans

Other short-term loans as of December 31, 2020 and June 30, 2021 consisted of the following:

		December 31,	June 30,
	Note	2020	2021
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li	(b)	278,739	95,397
– Shareholders	(c)	92,446	93,449
		471,185	288,846
Advances from unrelated third party
– Mr. Wenwu Yu	(d)	16,823	17,005
– Ms. Longqian Peng	(d)	689,275	446,970
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(e)	76,586	77,416
		782,684	541,391
		$1,253,869	$830,237

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	The earnest money paid by certain shareholders in relation to share purchase (note 1) were unsecured, non-interest bearing and repayable on demand.

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

As of June 30, 2021, earnest money of $93,449 remained outstanding.

(d)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(e)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of June 30, 2021, loan amount of RMB0.5 million ($77,416) remained outstanding.

During the three months ended June 30, 2020 and 2021, interest of $135,793 and $2,347 were incurred on the Company’s borrowings from unrelated parties, respectively.

During the six months ended June 30, 2020 and 2021, interest of $290,769 and $4,661 were incurred on the Company’s borrowings from unrelated parties, respectively.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

15.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2020 and June 30, 2021 consisted of the following:

	December 31,	June 30,
	2020	2021
Construction costs payable	$273,279	$1,998,028
Equipment purchase payable	5,431,132	4,240,153
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	2,083,660	1,640,580
Customer deposits	394,536	358,757
Deferred revenue	-	784,000
Other payables and accruals	2,252,733	2,175,543
	$11,645,459	$12,407,180

(a)	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2019 and March 31, 2020, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2020 and June 30, 2021, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

16.	Deferred Government Grants

Deferred government grants as of December 31, 2020 and June 30, 2021 consist of the following:

	December 31,	June 30,
	2020	2021
Total government grants	$7,456,308	$7,460,562
Less: Current portion	(151,476)	(153,118)
Non-current portion	$7,304,832	$7,307,444

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving the Company facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized $23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized in the three and six months ended June 30, 2020 and 2021.

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

On June 23, 2020, BAK Asia, the Company wholly-owned Hong Kong subsidiary, entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), pursuant to which the Company intended to develop certain lithium battery projects that aim to have a production capacity of 8Gwh. Gaochun EDZ agreed to provide various support to facilitate the development and operation of the projects. As of the date of this report, the Company received RMB20 million (approximately $3.10 million) subsidy from Gaochun EDZ. The Company will recognize the government subsidies as income or offsets them against the related expenditures when there are no present or future obligations for the subsidized projects.

The Company offset government grants of $34,886 and $38,266 for the three months ended June 30, 2020 and 2021 and $70,307 and $76,399 for the six months ended June 30, 2020 and 2021, respectively, against depreciation expenses of the Dalian facilities.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

18.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive income (loss)

The Company’s provision for income taxes expenses consisted of:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
PRC income tax:
Current	$-	$-	$-	$-
Deferred	-	-	-	-
	$-	$-	$-	$-

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

18.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(a)	Income taxes in the condensed consolidated statements of comprehensive income (loss) (continued)

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

No provision for income taxes in the United States or elsewhere has been made as CBAK had no taxable income for the three and six months ended June 30, 2020 and 2021.

Hong Kong Tax

BAK Asia and BAK Investments are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three and six months ended June 30, 2020 and 2021 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
(Loss) Income before income taxes	$(1,198,167)	$2,720,223	$(3,552,278)	$32,328,391
United States federal corporate income tax rate	21%	21%	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	(251,615)	571,247	(745,978)	6,788,962
Reconciling items:
Rate differential for PRC earnings	(26,214)	(96,677)	(95,439)	(27,673)
Non-deductible expenses (non-taxable income)	81,224	(1,342,568)	148,903	(7,229,358)
Share based payments	32,332	19,688	95,360	50,940
Valuation allowance on deferred tax assets	164,273	848,310	597,154	417,129
Income tax expenses	$-	$-	$-	$-

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

18.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2020 and June 30, 2021 are presented below:

	December 31,	June 30,
	2020	2021
Deferred tax assets
Trade accounts receivable	$1,354,762	$1,311,220
Inventories	575,575	601,795
Property, plant and equipment	1,271,986	1,193,302
Impairment on non-marketable equity securities	-	172,996
Provision for product warranty	497,901	497,846
Net operating loss carried forward	31,060,254	31,400,448
Valuation allowance	(34,760,478)	(35,177,607)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of December 31, 2020 and June 30, 2021, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $37,536,687 and $38,593,969, respectively, which will expire in various years through 2028. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2021 through June 30, 2021 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2021	$7,511,182	$-	$7,511,182
Decrease in unrecognized tax benefits taken in current period	81,408	-	81,408
Balance as of June 30, 2021	$7,592,590	$-	$7,592,590

As of December 31, 2020 and June 30, 2021, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

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

As of June 30, 2021, there was no unrecognized stock-based compensation associated with the above restricted shares and 1,667 vested shares were to be issued.

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

All the restricted shares granted in respect of the restricted shares granted on April 19, 2016 had been vested on June 30, 2019.

As of June 30, 2021, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

19.	Share-based Compensation (continued)

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

The Company recorded non-cash share-based compensation expense of $54,249 and $148,035 for three and six months ended June 30, 2021, respectively, in respect of the restricted shares granted on August 23, 2019.

As of June 30, 2021, non-vested restricted share units granted on August 23, 2019 are as follows:

Non-vested shares as of January 1, 2021	855,504
Vested	(288,498)
Forfeited	(2,668)
Non-vested shares as of June 30, 2021	564,338

As of June 30, 2021, there was unrecognized stock-based compensation of $104,307 associated with the above restricted shares. As of June 30, 2021, no vested shares were to be issued.

Restricted shares granted on October 23, 2019

On October 23, 2019, pursuant to the Company’s 2015 Equity Incentive Plan, the Compensation Committee granted an aggregate of 100,000 restricted share units of the Company’s common stock to an employee of the Company. In accordance with the vesting schedule of the grant, the restricted shares will vest semi-annually in 6 equal installments over a three year period with the first vesting on October 30, 2020. The fair value of these restricted shares was $3 per share on October 23, 2020. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method.

The Company recorded non-cash share-based compensation expense of $39,505 and $94,537 for three and six months ended June 30, 2021, respectively, in respect of the restricted shares granted on August 23, 2019.

As of June 30, 2021, non-vested restricted share units granted on October 20, 2020 are as follows:

Non-vested shares as of January 1, 2021	83,333
Vested	(16,667)
Forfeited	-
Non-vested shares as of June 30, 2021	66,666

As of June 30, 2021, there was unrecognized stock-based compensation of $113,272 associated with the above restricted shares. As of June 30, 2021, 16,667 vested shares were to be issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and six months ended June 30, 2020 and 2021.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

20.	Income (Loss) Per Share

The following is the calculation of loss per share:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Net (loss) income	$(1,198,167)	$2,720,223	$(3,552,278)	$32,328,391
Less: Net loss (income) attributable to non-controlling interests	952	(19,622)	(4,918)	(18,508)
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	(1,197,215)	2,700,601	(3,557,196)	32,309,883

Weighted average shares outstanding – basis (note)	60,430,255	88,411,583	56,877,900	86,347,656
Dilutive unvested restricted stock	-	582,256	-	591,230
Weighted average shares outstanding - diluted	60,430,255	88,993,839	56,877,900	86,938,886

(Loss) Income per share
- Basic	$(0.02)	$0.02	$(0.06)	$0.37
- Diluted	$(0.02)	$0.02	$(0.06)	$0.37

Note: Including 5,834 and 22,501 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and six months ended June 30, 2020 and 2021, respectively.

For the three and six months ended June 30, 2020, 1,154,002 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

For the three and six months ended June 30, 2021, 15,797,479 shares purchasable under warrants were excluded from EPS calculation, as their effects were anti-dilutive.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

21.	Warrants (continued)

On May 10, 2021, the Company entered into that Amendment No. 1 to the Series B Warrant (the “Series B Warrant Amendment”) with each of the holders of the Company’s outstanding Series B warrants. Pursuant to the Series B Warrant Amendment, the term of the Series B warrants was extended from May 11, 2021 to August 31, 2021.

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

There was a total of 15,797,479 warrants issued and outstanding as of June 30, 2021.

The fair value of the outstanding warrants was calculated using Binomial Model based on backward induction with the following assumptions:

Warrants issued in the 2020 Financing

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date (Inception Date)	December 10, 2020	December 10, 2020
Market price per share (USD/share)	$5.36	$5.36
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.2%	0.2%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	3.0 years	3.5 years
Expected volatility	211.5%	211.5%

Appraisal Date	December 31, 2020	December 31, 2020
Market price per share (USD/share)	$5.06	$5.06
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.2%	0.2%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	2.9 years	3.4 years
Expected volatility	187.6%	187.6%

Appraisal Date	June 30, 2021	June 30, 2021
Market price per share (USD/share)	$4.71	$4.71
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.3%	0.5%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	2.44 years	2.94 years
Expected volatility	132.3%	130.1%

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

21.	Warrants (continued)

Warrants issued in the 2021 Financing

Warrants holder	Investor Warrants			Placement Agent Warrants
Appraisal Date (Inception Date)	Series A1 February 10, 2021	Series A2 February 10, 2021	Series B February 10, 2021	February 10, 2021
Market price per share (USD/share)	$7.36	$7.36	$7.36	$7.36
Exercise price (USD/price)	7.67	7.67	7.83	9.204
Risk free rate	0.2%	0.3%	0.0%	0.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term/ Contractual life (years)	3.5 years	3.8 years	0.3 years	3.5 years
Expected volatility	121.8%	119.5%	214.5%	121.8%

Warrants holder	Investor Warrants			Placement Agent Warrants
Appraisal Date	Series A1 June 30, 2021	Series A2 June 30, 2021	Series B June 30, 2021	June 30, 2021
Market price per share (USD/share)	$4.71	4.71	4.71	4.71
Exercise price (USD/price)	7.67	7.67	7.83	9.204
Risk free rate	0.5%	0.5%	0.0%	0.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term/ Contractual life (years)	3.11 years	3.36 years	0.17 years	3.11 years
Expected volatility	127.1%	123.3%	57.5%	127.1%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2020	June 30, 2021
Balance at the beginning of period	$-	$17,783,000
Warrants issued to institution investors	17,980,000	47,519,000
Warrants issued to placement agent	1,875,000	2,346,000
Warrants redeemed	-	-
Fair value change of warrants included in earnings	(2,072,000)	(34,176,000)
	$17,783,000	$33,472,000

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

21.	Warrants (continued)

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2021	4,175,512	$6.46	3.0
Exercisable at January 1, 2021	3,795,920	$6.46	2.9
Granted	11,621,967	7.79	2.3
Exercised / surrendered	-	-
Expired	-	-
Outstanding at June 30, 2021	15,797,479	7.44	2.15
Exercisable at June 30, 2021	15,350,480	7.39	2.12

22.	Fair Value of Financial Instruments

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

23.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2020 and June 30, 2021, the Company had the following contracted capital commitments:

	December 31,	June 30,
	2020	2021
For construction of buildings	$2,465,092	$1,450,949
For purchases of equipment	10,308,416	12,327,017
For acquisition of a subsidiary	-	18,270,213
Capital injection	228,115,914	141,694,177
	$240,889,422	$173,742,356

(ii)	Litigation

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

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. The Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe conducted a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,344,605 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $261,316 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $245,530 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $30,826 (RMB209,312) that CBAK Power has paid. As of June 30, 2021, CBAK Power have not received the final judgement amount totaled $0.3 million (RMB 1,876,458) from Shenzhen Huijie. Shenzhen Huijie filed an appellate petition to High Peoples’ Court of Liaoning (“Court of Liaoning”) to appeal the adjudication dated on June 28, 2020. In April 2021, the Court of Liaoning rescinded the original judgement and remanded the case to the Court of Dalian for retrial. Upon receiving the notice from the Court of Liaoning, CBAK Power has accrued the construction cost of $0.9 million (RMB6,135,860) as of June 30, 2021.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,692,174), including goods amount of RMB17,428,000 ($2,566,716) and interest of RMB851,858 ($125,458). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,566,716) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($19,364). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, the Company filed application petition with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’s shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the Company’s petition that all the Anyuan Bus’s shareholders should be liable to pay the Company the debt as confirmed under the trial. On November 9, 2018, all the shareholders of Anyuan Bus appealed against the judgment after receiving the notice from the Court. On March 29, 2019, the Company received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, the Company filed appellate petition to the Intermediate Peoples’ Court of Dalian challenging the judgment from the Court of Zhuanghe. On October 9, 2019, the Intermediate Peoples’ Court of Dalian dismissed the appeal by the Company and affirmed the original judgment. As of December 31, 2020 and June 30, 2021, CBAK Power made a full provision against the receivable from Anyuan Bus of RMB17,428,000 ($2,698,418).

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)
(In US$ except for number of shares)

23.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

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

In early September 2019, CBAK Power received notice from Court of Nanshan District, Shenzhen that Shenzhen HSL Business Technology Co., Ltd (“HSL”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of purchase contract. The plaintiff sought an amount of $44,751 (RMB292,164) for material cost and interest as accrued until settlement. In late September 2019, CBAK Power and HSL reached agreement that CBAK Power would pay $15,317 (RMB100,000), $7,659 (RMB50,000) and $21,775 (RMB142,164) by October 15, October 30 and November 30, 2019, respectively, and CBAK Power would pay litigation fees of $550 (RMB 3,589) to HSL by the end of November 2019. The Company has settled $22,976 (RMB150,000) in 2019, $11,794 (RMB77,005) in 2020. As of December 31, 2020, CBAK Power had not settled the remaining material purchase cost of $9,981 (RMB 65,159) and accrued the material purchase cost. In late March 2021, CBAK Power and HSL entered into a debt reduction agreement that if CBAK Power would pay $7,742 (RMB50,000) to HSL before March 31, 2021, HSL would cancel all the remaining debts. Thereafter, CBAK Power fully paid $7,742 (RMB50,000) to HSL, and the lawsuit was settled in March 2021.

In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $21,321 (RMB139,713), including services expenses amount of $21,198 (RMB138,908) and interest of $123 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB150,000) for a period of one year. In June 2021, CBAK Power, CBAK Suzhou and Suzhou Security entered into a settlement agreement to settle $21,507 (RMB138,908) by CBAK Power. As of June 30, 2021, $5,125 (RMB33,099) was frozen by bank and CBAK Suzhou accrued the service cost of $21,507 (RMB138,908). CBAK Power settled the amount in July 2021, and the frozen bank deposits were then released.

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

In October 2019, CBAK Power received notice from Court of Changshou District, Chongqing that Chongqing Zhongrun Chemistry Co., Ltd (“Chongqing Zhongrun”) filed arbitration claims against the Company for failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.4 million (RMB2,484,948), including material cost of $0.4 million (RMB2,397,660) and interest of $13,370 (RMB87,288). On October 31, 2019, CBAK Power and Chongqing Zhongrun reached an agreement that CBAK Power would pay the material cost by the end of December 31, 2019. In 2020, CBAK Power had paid $198,152 (RMB1,293,653). In August 2020, upon the request of Chongqing Zhongrun for property preservation, the Court of Changshou District ordered to freeze CBAK Power’s bank deposits totaling $0.2 million (RMB1,249,836) for a period of one year to August 2021. As of December 31, 2020, the Company has accrued the material purchase cost of $0.2 million (RMB1,104,007) and $2,224 (RMB14,521) was frozen by bank. In February 2021, CBAK Power and Chongqing Zhongrun entered into a settlement agreement that if CBAK Power would pay $174,686 (RMB1,128,227, including RMB24,220 litigation expenses incurred) to Chongqing Zhongrun before March 5, 2021, Chongqing Zhongrun would waive the claims on interests. Thereafter, CBAK Power fully repaid to Chongqing Zhongrun and the frozen bank deposits were released in March 2021.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

23.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

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

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.7 million (RMB4,434,209). Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.7 million (RMB4,434,209) for a period of one year to December 17, 2020. In July 2020, CBAK Power and Dongguan Shanshan have agreed to a settlement amount of $0.5 million (RMB3,635,192) and the bank deposit was then released. In October 2020, because the Company failed to pay according to the settlement, Dongguan Shanshan sought a total amount of $0.6 million (RMB3,635,192). Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.6 million (RMB3,365,192) for a period of one year to October 21, 2021. In late February 2021, CBAK Power and Dongguan Shanshan entered into a settlement agreement that CBAK would pay $260,393, $76,586, $76,586, $76,586, and $32,088 (RMB1,700,000, RMB500,000, RMB500,000, RMB500,000 and RMB209,487) by March 5, March 31, April 30, May 31 and June 30, 2021, respectively, and after the first payment of $260,393 (RMB1,700,000) by March 5, 2021, Dongguan Shanshan would release all the enforcement measures against CBAK Power. CABK Power had made payment on time and the bank deposit was then released. As of June 30, 2021, CBAK Power has fully paid to Dongguan Shanshan.

In March 2020, CBAK Power received notice from Court of Baodi District, Tianjin that BTR Tianjin Nanomaterial Manufacturing Co., Ltd (“Tianjin BTR”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of purchase contract. The plaintiff sought an amount of $49,398 (RMB322,500) for material cost that CBAK Power owed to Tianjin BTR and its related party Shenzhen BTR Nanomaterial Technology Co., Ltd (“Shenzhen BTR”) (together “BTRs”) and interest as accrued until settlement. In April 2020, CBAK Power and BTRs reached an agreement that CBAK Power would pay BTR $7,659, $19,912 and $21,827 (RMB 50,000, RMB130,000 and RMB142,500) by the end of April, May and June 2020, respectively, and CBAK Power would pay litigation fees of $456 (RMB 2,975) to Tianjing BTR by the end of November, 2020. As of December 31, 2020, CBAK Power has paid $15,317 (RMB100,000) to Tianjin BTR and accrued remaining materials cost $27,234 (RMB177,800) and $6,847 (RMB44,700) for Tianjin BTR and Shenzhen BTR respectively. In late January 2021, CBAK Power and Tianjing BTR reached another settlement agreement to settle all the outstanding debts (including $773 (RMB5,045) litigation expenses) by paying $13,253 (RMB86,525) in cash and return of LFP materials at a value of $14,754 (RMB96,320) and CBAK Power and Shenzhen BTR reached a settlement agreement by returning LFP materials at a value of $6,847 (RMB44,700). Thereafter, CBAK Power fully paid $13,253 (RMB86,525) and delivered the LFP materials to BTRs, and the lawsuit was settled in March 2021.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

23.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

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

In June 2020, CBAK Power received notice from Court of Tongzhou District, Beijing that Beijing Hongfa Electric Technology Co., Ltd (“Hongfa”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of purchase contract. The plaintiff sought a total amount of $29,993 (RMB195,810) for material cost and interest as accrued until settlement. In December 2020, CBAK Power and Hongfa reached debt reduction agreement that CBAK Power would pay Hongfa $23,646 (RMB 154,375) by the January 10, 2021, and the remaining debt of $6,347 (RMB41,435) would be relieved. As of December 31, 2020, CBAK Power repaid $22,976 (RMB150,000) and accrued materials cost of $7,017 (RMB45,810). Thereafter, CBAK Power fully paid to Hongfa, and the lawsuit was settled in January 2021.

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

In early January 2020, CBAK Power received notice from Court of Nanshan District of Shenzhen that Shenzhen Klclear Technology Co., Ltd. (“Shenzhen Klclear”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of the materials purchase contract. Shenzhen Klclear sought a total amount of $1 million (RMB6,250,764), which the Company have already accrued for as of December 31, 2020. In February 2020, the Court of Nanshan District ruled that the Company should pay $0.8 million (RMB5,238,495) and the interest fees incurred from September 28, 2018. In April 2020, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Shenzhen to appeal the adjudication in February 2020. As of the date of this report, the Intermediate Peoples’ Court of Shenzhen has not yet rendered the judgment. On June 7, 2021. CBAK Power, Shenzhen Yabin Vehicle Service Co., Ltd (“Shenzhen Yabin”) and Shenzhen Klclear entered into a debt offset agreement that CBAK Power will transfer its creditor’s right of $0.9 million (RMB 6,004,000) on Shenzhen Yabin to Shenzhen Klclear to offset its debt to Shenzhen Klclear. Accordingly, CBAK Power did not owe Shenzhen Klclear any debt.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

23.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

In May 2020, CBAK Power received notice from Court of Wuqing District, Tianjin that Tianjin Changyuan Electric Material Co., Ltd (“Tianjin Changyuan”) filed lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. The plaintiff sought a total amount of $13,040 (RMB85,136), including material cost of $12,166 (RMB79,429) and interest of $874 (RMB5,707). In July, 2020, upon the request of the plaintiff for property preservation, the Court of Wuqing District, Tianjin ordered to freeze CBAK Power’s bank deposits totaling $13,041 (RMB85,136) for a period of one year. As of December 31, 2020, $13,041 (RMB85,136) was frozen by bank and the Company had accrued the material purchase cost and litigation expenses of $12,314 (RMB80,393). In March 2021, CBAK Power and Tianjin Changyuan entered into a debt reduction agreement that if CBAK Power would pay $9,851 (RMB 64,314) to Tianjin Changyuan before April 30, 2021, Tianjin Changyuan would cancel the remaining debts of $2,463 (RMB16,079). CBAK Power has fully paid to Changyuan as of the date of this report.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

23.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

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

In July 2020, CBAK Power received notice from Court of Shandong Linyi Economic and Technology Development Zone (“Court of Shandong”) that Shandong Tianjiao New Energy Co. LTD (“Tianjiao”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the equipment purchase contract. Tianjiao sought an amount of $391,777 (RMB2,557,756) for equipment cost and interest as accrued until settlement. Upon the request of Tianjiao for property preservation, the Court of Shandong ordered to freeze CBAK Power’s bank deposits $0.5 million (RMB3,000,000) for a period of one year. In December 2020, CBAK and Tianjiao reached an agreement that CBAK would pay Tianjiao $45,952 (RMB300,000) by the end of each month from December 2020 to July 2021, and RMB157,756 by the end of August 2021. As of June 30, 2021, CBAK Power accrued unpaid materials cost $70,875 (RMB457,756) and nil was frozen by bank.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

23.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Shenzhen Haoneng Technology Co., Ltd. (“Haoneng”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the equipment purchase contract. Haoneng sought a total amount of $266,182 (RMB1,737,797), including equipment purchase cost of $263,094 (RMB1,724,000) and interest amount of $2,106 (RMB13,797). As of June 30, 2021, CBAK Power has accrued the equipment purchase cost of $266,931 (RMB 1,724,000).

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1.57million (RMB10,257,030), including equipment cost of $1.4 million (RMB9,072,000) and interest amount of $0.17 million (RMB1,185,030). As of June 30, 2021, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $1.4 million (RMB9,072,000) under capital commitments.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

24.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended June 30, 2020 and 2021 as follows:

	Three months ended June 30,
	2020		2021
Customer A	$2,584,606	55.89%	$	*	*
Customer B	1,626,944	35.18%		880,947	14.96%
Customer E	*	*		1,917,054	32.55%
Customer F	*	*		1,505,794	25.57%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net revenue for the six months ended June 30, 2020 and 2021 as follows:

	Six months ended June 30,
	2020		2021
Customer A	$4,677,699	40.59%	$2,908,330	19.00%
Customer B	2,009,845	17.44%	1,589,682	10.39%
Customer C	3,767,605	32.69%	*	*
Customer D	*	*	2,279,538	14.89%
Customer E	*	*	2,279,103	14.89%
Customer F	*	*	1,905,460	12.45%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable as of December 31, 2020 and June 30, 2021 as follows:

	December 31, 2020		June 30, 2021
Customer A	$3,148,737	11.23%	$5,995,134	28.16%
Zhengzhou BAK Battery Co., Ltd (note a)	15,258,164	54.42%	6,422,003	30.16%

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended June 30, 2020 and 2021 as follows:

	Three months ended June 30,
	2020		2021
Supplier A	$294,786	23.52%	$	*	*

*	Comprised less than 10% of net purchase for the respective period.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

24.	Concentrations and Credit Risk (continued)

(a)	Concentrations (continued)

The Company had the following suppliers that individually comprised 10% or more of net purchase for the six months ended June 30, 2020 and 2021 as follows:

	Six months ended June 30,
	2020			2021
Zhengzhou BAK Battery Co., Ltd (note a)	$	*	*	$1,259,309	10.05%
Shenzhen BAK		3,841,680	64.96%	*	*

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of accounts payable as of December 31, 2020 and June 30, 2021 as follows:

	December 31, 2020		June 30, 2021
Supplier B	$9,272,478	47.40%	$	*	*
Supplier C	2,017,814	10.32%		967,239	18.61%
Supplier D	*	*		708,637	13.63%

Apart from the above, for the three and six months ended June 30, 2020 and 2021, the Company recorded the following transactions:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Sales of finished goods and raw materials to
BAK Shenzhen (note b)	-	18,402	69,226	18,402
Zhengzhou BAK Battery Co., Ltd (note a)	-	33,292	-	141,582
Zhengzhou BAK Electronics Co., Ltd (note c)	-	-	-	412,353

Apart from the above, the Company recorded the following as of December 31, 2020 and June 30, 2021:

	December 31, 2020	June 30, 2021
Trade accounts and bills receivables, net
Zhengzhou BAK Electronics Co., Ltd (note c)	$-	$467,748
Zhengzhou BAK New Energy Vehicle Co., Ltd (note d)	1,759,050	871,633

Notes:
a	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $1,240,814 to the Company.
b	Mr. Xiangqian Li is a director of Shenzhen BAK and BAK Shenzhen.
c	BAK Shenzhen has 95% equity interests in Zhengzhou BAK Electronics Co., Ltd. Up to the date of this report, Zhengzhou BAK Electronics Co., Ltd. repaid $46,450 to the Company.
d	Mr. Xiangqian Li is a director of Zhengzhou BAK New Energy Vehicle Co., Ltd. For the three and six months ended June 30, 2020 and 2021, sales of finished goods and raw materials to Zhengzhou BAK New Energy Vehicle Co., Ltd were nil. Up to the date of this report, Zhengzhou BAK New Energy Technology Co., Ltd repaid $32,515 to the Company.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

24.	Concentrations and Credit Risk (continued)

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2020 and June 30, 2021, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

After the disposal of BAK International and its subsidiaries (see Note 1), the Company focused on producing high-power lithium battery cells. Net revenues for the three and six months ended June 30, 2020 and 2021 were as follows:

Net revenues by product:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
High power lithium batteries used in:
Electric vehicles	$118,737	$396	$333,855	$101,372
Light electric vehicles	2,593	74,459	3,344	108,563
Uninterruptable supplies	4,502,917	5,813,136	11,188,322	14,576,719
	4,624,247	5,887,991	11,525,521	14,786,654
Raw materials used in lithium batteries	-	1,163	-	518,549
Total	$4,624,247	$5,889,154	$11,525,521	$15,305,203

Net revenues by geographic area:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Mainland China	$4,359,930	5,376,444	$11,236,719	13,002,237
Europe	263,800	490,493	263,800	2,279,538
Others	517	22,217	25,002	23,428
Total	$4,624,247	$5,889,154	$11,525,521	15,305,203

Substantially all of the Company’s long-lived assets are located in the PRC.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

26.	Subsequent Events

On July 20, 2021, CBAK Power entered into a framework agreement relating to CBAK Power’s investment in Hitrans, pursuant to which CBAK Power will acquire 81.56% of the equity interests of Hitrans (the “Acquisition Agreement”). Under the Acquisition Agreement, CBAK Power will acquire 60% ownership of Hitrans from Zhejiang Meidu Graphene Technology Co., Ltd. (“Meidu Graphene”) valued at RMB118 million ($18.27 million) and 21.56% ownership of Hitrans from Hitrans’s management shareholders valued at approximately RMB40.74 million ($6.31 million). As of the date of the Acquisition Agreement, the 25% ownership of Hitrans held by Hitrans management shareholders was frozen as a result of a litigation arising from the default by Hitrans management shareholders on debts borrowed from Zhejiang Meidu Pawn Co., Ltd. (“Pawn Co.”) whereby the 25% ownership of Hitrans was pledged as collateral. Mr. Junnan Ye (“Mr. Ye”), acting as an intermediary, will first acquire 22.5% ownership of Hitrans, free of any encumbrances, from Hitrans management shareholders. Pursuant to the Acquisition Agreement, within five days of CBAK Power’s obtaining 21.56% ownership of Hitrans from Mr. Ye, CBAK Power will pay approximately RMB40.74 million ($6.31 million) in cash, which amount shall be used toward the repayment of debts due to Pawn Co.

In addition, as of the date of the Acquisition Agreement, Meidu Graphene’s 60% ownership of Hitrans was frozen as a result of a litigation arising from Hitrans’s failure to make payments to New Era in connection with the purchase of land use rights, plants, equipment, pollution discharge permit and other assets (the “Assets”) under certain asset transfer agreements as well as Meidu Graphene’s guarantee for Hitrans’s payment obligations thereunder. As a part of the transaction, CBAK Power entered into a loan agreement with Hitrans to lend Hitrans approximately RMB131 million ($20.28 million) (the “Hitrans Loan”) by remitting approximately RMB131 million into the account of Shaoxing Intermediate People’s Court (the “Court”) to remove the freeze on Meidu Graphene’s 60% ownership of Hitrans. Moreover, Juzhong Daxin will return RMB15 million ($2.32 million) of the security deposit to CBAK Power before CBAK Power wires approximately RMB131 million to the Court and will retain RMB5 million ($0.77 million) as commission for facilitating the acquisition. CBAK Power will pay all other fees due to Juzhong Daxin in accordance with the Letter of Intent. According to the Acquisition Agreement, Mr. Ye will first acquire 60% ownership of Hitrans, free of any encumbrances, from Meidu Graphene. Thereafter, CBAK Power will assign RMB118 million of the Hitrans Loan to Mr. Junnan Ye as consideration for the acquisition of 60% ownership of Hitrans from Mr. Ye (the “Assignment”). Hitrans shall repay RMB118 million to Mr. Ye in accordance with a separate loan repayment agreement (the “Loan Repayment Agreement”) to be entered into among Mr. Ye, Hitrans, CBAK Power and Mr. Wu. Under the Loan Repayment Agreement, Hitrans shall repay Mr. Ye at least RMB70 million ($10.84 million) within two months of obtaining the title to the Assets from New Era and the remaining balance by December 31, 2021, with a fixed interest of RMB3.5 million ($0.54 million) which can be reduced by up to RMB1 million ($0.15 million) if the loan is settled before its due date. CBAK Power provides guarantee to Mr. Ye on Hitrans’s repayment obligations under the Loan Repayment Agreement. Hitrans shall repay the remaining approximately RMB13 million ($2.01 million) of the Hitrans Loan to CBAK Power at an interest rate of 6% per annum, maturing in one year from the date of the Assignment.

As of the date of this report, CBAK Power has acquired 81.56% ownership of Hitrans and has paid approximately RMB40.74 million (approximately $6.31 million) in cash to Mr. Ye. In addition to that, CBAK Power has wired approximately RMB131 million ($20.28 million) to the Court and Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power. CBAK Power expects to close the acquisition of 81.56% ownership of Hitrans upon the satisfaction of all closing conditions in the Acquisition Agreement, including that Hitrans obtains the title to all the Assets.

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

As of June 30, 2021, we report financial and operational information in one segment: high-power lithium battery cells production.

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

Recent Business Development

DJY Acquisition

On April 21, 2021, CBAK Power, along with Shenzhen BAK Power Battery Co., Ltd (BAK Shenzhen), Shenzhen Asian Plastics Technology Co., Ltd (SZ Asian Plastics) and Xiaoxia Liu, entered into an investment agreement with Junxiu Li, Hunan Xintao New Energy Technology Partnership, Xingyu Zhu, and Jiangsu Saideli Pharmaceutical Machinery Manufacturing Co., Ltd for an investment in Hunan DJY Technology Co., Ltd (“DJY”). CBAK Power has paid $1.39 million (RMB9,000,000) to acquire 9.74% of the equity interests of DJY. CBAK Power along with other three new investors has appointed one director on behalf of the Investors to the Board of Directors of DJY. DJY is a private company engaged in research and development, production and sales of products and services for lithium battery cathode materials producers, including the raw materials, fine ceramics, equipment and industrial engineering. We intend to improve our supply chain and enhance our competitiveness through this investment.

Hitrans Acquisition

On April 1, 2021, CBAK Power entered into a framework investment agreement (the “Letter of Intent”) with Hangzhou Juzhong Daxin Asset Management Co., Ltd. ("Juzhong Daxin") for a potential acquisition of Zhejiang Hitrans Lithium Battery Technology Co., Ltd ("Hitrans", formerly known as Zhejiang Meidu Hitrans Lithium Battery Technology Co., Ltd). Juzhong Daxin was the trustee of 85% of equity interests of Hitrans and had the voting right and right to dividend over the 85% of equity interests. Subject to definitive acquisition agreements to be entered into among the parties, including shareholders owning the 85% of equity interests of Hitrans, CBAK Power intended to acquire 85% of equity interests of Hitrans in cash in 2021, and CBAK Power paid $3.10 million (RMB20,000,000) to Juzhong Daxin as a security deposit. Hitrans is an unrelated third party of the Company engaging in researching, manufacturing and sale of battery raw materials and is one of the major suppliers of the Company in fiscal 2020.

On July 20, 2021, CBAK Power entered into that certain framework agreement relating to CBAK Power’s investment in Hitrans, pursuant to which CBAK Power will acquire 81.56% of the equity interests of Hitrans (the “Acquisition Agreement”). Under the Acquisition Agreement, CBAK Power will acquire 60% ownership of Hitrans from Zhejiang Meidu Graphene Technology Co., Ltd. (“Meidu Graphene”) valued at RMB118 million ($18.27 million) and 21.56% ownership of Hitrans from Hitrans’s management shareholders valued at approximately RMB40.74 million ($6.31 million). As of the date of the Acquisition Agreement, the 25% ownership of Hitrans held by Hitrans management shareholders was frozen as a result of a litigation arising from the default by Hitrans management shareholders on debts borrowed from Zhejiang Meidu Pawn Co., Ltd. (“Pawn Co.”) whereby the 25% ownership of Hitrans was pledged as collateral. Pursuant to the Acquisition Agreement, Mr. Junnan Ye (“Mr. Ye”), acting as an intermediary, shall first acquire 22.5% ownership of Hitrans, free of any encumbrances, from Hitrans management shareholders. Within five days of CBAK Power’s obtaining 21.56% ownership of Hitrans from Mr. Ye, CBAK Power shall pay approximately RMB40.74 million ($6.31 million) in cash, which amount shall be used toward the repayment of debts due to Pawn Co. In addition, as of the date of the Acquisition Agreement, Meidu Graphene’s 60% ownership of Hitrans was frozen as a result of a litigation arising from Hitrans’s failure to make payments to New Era Group Zhejiang New Energy Materials Co., Ltd. (“New Era”) in connection with the purchase of land use rights, plants, equipment, pollution discharge permit and other assets (the “Assets”) under certain asset transfer agreements as well as Meidu Graphene’s guarantee for Hitrans’s payment obligations thereunder. As a part of the transaction, CBAK Power entered into a loan agreement with Hitrans to lend Hitrans approximately RMB131 million ($20.28 million) (the “Hitrans Loan”) by remitting approximately RMB131 million ($20.28 million) into the account of Shaoxing Intermediate People’s Court (the “Court”) to remove the freeze on Meidu Graphene’s 60% ownership of Hitrans. Pursuant to the Acquisition Agreement, Juzhong Daxin shall return RMB15 million ($2.32 million) of the security deposit to CBAK Power before CBAK Power wires approximately RMB131 million ($20.28 million) to the Court and will retain RMB5 million ($0.77 million) as commission for facilitating the acquisition. CBAK Power shall pay all other fees due to Juzhong Daxin in accordance with the Letter of Intent. According to the Acquisition Agreement, Mr. Ye will first acquire 60% ownership of Hitrans, free of any encumbrances, from Meidu Graphene. Thereafter, CBAK Power will assign RMB118 million ($18.27 million) of the Hitrans Loan to Mr. Junnan Ye as consideration for the acquisition of 60% ownership of Hitrans from Mr. Ye (the “Assignment”). Hitrans shall repay RMB118 million ($18.27 million) to Mr. Ye in accordance with a separate loan repayment agreement (the “Loan Repayment Agreement”) to be entered into among Mr. Ye, Hitrans, CBAK Power and Mr. Haijun Wu, the CEO of Hitrans. Under the Loan Repayment Agreement, Hitrans shall repay Mr. Ye at least RMB70 million ($10.84 million) within two months of obtaining the title to the Assets from New Era and the remaining balance by December 31, 2021, with a fixed interest of RMB3.5 million ($0.54 million) which can be reduced by up to RMB1 million ($0.15 million) if the loan is settled before its due date. CBAK Power provides guarantee to Mr. Ye on Hitrans’s repayment obligations under the Loan Repayment Agreement. Hitrans shall repay the remaining approximately RMB13 million ($2.01 million) of the Hitrans Loan to CBAK Power at an interest rate of 6% per annum, maturing in one year from the date of the Assignment.

We disclosed the terms of the Acquisition Agreement in a current report on Form 8-K filed on July 26, 2021. As of the date of this report, the transfer of 81.56% ownership of Hitrans to CBAK Power has been registered with the local government and CBAK Power has paid approximately RMB40.74 million (approximately $6.31 million) in cash to Mr. Ye. In addition, CBAK Power has wired approximately RMB131 million (approximately $20.28 million) to the Court and Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power. We expect to close the acquisition of 81.56% ownership of Hitrans upon the satisfaction of all closing conditions in the Acquisition Agreement, including that Hitrans obtains the title to all the Assets.

Financial Performance Highlights for the Quarter Ended June 30, 2021

The following are some financial highlights for the quarter ended June 30, 2021:

●	Net revenues: Net revenues increased by $1.3 million, or 27%, to $5.9 million for the three months ended June 30, 2021, from $4.6 million for the same period in 2020.

●	Gross profit: Gross profit was $1.1 million, representing an increase of $1.0 million, or 1,148%, for the three months ended June 30, 2021, from gross profit of $0.1 million for the same period in 2020.

●	Operating loss: Operating loss was $2.7 million for the three months ended June 30, 2021, reflecting an increase of $1.8 million, or 199%, from an operating loss of $1.0 million for the same period in 2020.

●	Net income: Net income was $2.7 million for the three months ended June 30, 2021, representing an increase of $3.9 million, or 327%, from net loss of $1.2 million for the same period in 2020.

●	Fully diluted income (loss) per share: Fully diluted income per share was $0.02 for the three months ended June 30, 2021, as compared to fully diluted loss per share of $0.02 for the same period in 2020.

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

Impairment of non-marketable equity securities. Non-marketable equity securities are investments in privately held companies without readily determinable market value. We measure investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis.

Change in fair value of warrants liability. We issued warrants in the financing we consummated in December 2020 and February 2021. These warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency.

Income tax expenses. Our subsidiaries in PRC are subject to income tax at a rate of 25%. Our Hong Kong subsidiaries BAK Asia and BAK Investments are subject to a profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, PRC, our Hong Kong subsidiaries had not paid any such tax.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2021

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months ended June 30,		Change
	2020	2021	$	%
Net revenues	$4,625	$5,889	1,264	27
Cost of revenues	(4,537)	(4,791)	(254)	6
Gross profit	88	1,098	1,010	1,148
Operating expenses:
Research and development expenses	385	1,045	660	171
Sales and marketing expenses	101	540	439	435
General and administrative expenses	757	2,341	1,584	209
Recovery of doubtful accounts	(245)	(105)	140	(57)
Total operating expenses	998	3,821	2,823	283
Operating loss	(910)	(2,723)	(1,813)	199
Finance (expenses) income, net	(385)	53	438	(114)
Other income, net	97	331	234	241
Impairment of non-marketable equity securities	-	(691)	(691)	-
Change in fair value of warrants liability	-	5,750	5,750	-
(Loss) income before income tax	(1,198)	2,720	3,918	327
Income tax expenses	-	-	-	-
Net (loss) income	(1,198)	2,720	3,918	327
Less: Net loss (income) attributable to non-controlling interests	1	(19)	(20)	2,000
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	(1,197)	2,701	3,898	326

Net revenues. Net revenues were $5.9 million for the three months ended June 30, 2021, as compared to $4.6 million for the same period in 2020, representing an increase of $1.3 million, or 27%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended June 30,		Change
	2020	2021	$	%
High power lithium batteries used in:
Electric vehicles	$119	$-	(119)	-
Light electric vehicles	3	75	72	2,400
Uninterruptable supplies	4,503	5,812	1,309	29
	4,625	5,887	1,262	27
Raw materials used in lithium batteries	-	2	2	-
Total	$4,625	$5,889	1,264	27

Net revenues from sales of batteries for electric vehicles were nil for the three months ended June 30, 2021 as compared to $0.1 million in the same period of 2020, representing a decrease of $0.1 million, or 100%.

Net revenues from sales of batteries for light electric vehicles was $74,459 for the three months ended June 30, 2021, as compared to $2,593 in the same period of 2020, marking an increase of $71,793, or 2,769%.

Net revenues from sales of batteries for uninterruptable power supplies were $5.8 million for the three months ended June 30, 2021, as compared with $4.6 million in the same period in 2020, representing an increase of $1.3 million, or 27%. As we continued to focus on this market, sale of batteries for uninterruptable power supplies increased significantly.

Cost of revenues. Cost of revenues was $4.8 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively. Included in cost of revenues were write down of obsolete inventories of $0.1 million for three months ended June 30, 2021, while it was $47,977 for the same period in 2020. We write down inventory value whenever there is an indication that it is impaired. However, further write-down may be necessary if market conditions deteriorate.

Gross profit. Gross profit for the three months ended June 30, 2021 was $1.1 million, or 18.6% of net revenues, as compared to gross profit of $0.1 million, or 1.9% of net revenues for the same period in 2020. The increase mainly resulted from cost deduction due to productivity increase, cost control and upgrades to production lines.

Research and development expenses. Research and development expenses increased to approximately $1.0 million for the three months ended June 30, 2021, as compared to approximately $0.4 million for the same period in 2020, an increase of $0.7 million, or 171%. The increase was primarily resulted from the increase in employees’ salaries and social insurance expenses by approximately $0.2 million. R&D employees’ salaries and social insurance expenses increased due to a growing number of R&D employees at Nanjing CBAK and Nanjing Daxin as well as the expiration of the Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. We incurred design and development expenses relating to light electric vehicles of $0.3 million and nil for the three months ended June 30, 2021 and 2020, respectively.

Sales and marketing expenses. Sales and marketing expenses increased to $0.5 million for the three months ended June 30, 2021, as compared to approximately $0.1 million for the same period in 2020, an increase of approximately $0.4 million, or 435%. As a percentage of revenues, sales and marketing expenses were 9% and 2% of net revenues for the three months ended June 30, 2021 and 2020, respectively. The increase was resulted from an increase of salaries, social insurance and staff welfare expenses by approximately $0.2 million. Sales and marketing employees’ social insurance expenses increased in part due to the expiration of the Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. Moreover, given the growth in revenue, we increased sales and marketing employees’ salaries and welfare. We attended the Light Electric Vehicle Exhibition to increase our brand awareness and incurred exhibition expenses of approximately $0.1 million for the three months ended June 30, 2021.

General and administrative expenses. General and administrative expenses increased to $2.3 million for the three months ended June 30, 2021, as compared to approximately $0.8 million for the same period in 2020. The increase was primarily a result of the significant increase in employees’ salaries and social insurance expenses by approximately $0.7 million. Administrative employees’ social insurance expenses increased due to a growing number of employees at Nanjing CBAK and Nanjing Daxin as well as the expiration of the Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. In addition, our rental expenses increased by approximately $0.1 million, as Nanjing CBAK and Nanjing Daxin rented manufacturing space, warehouse and staff dormitory. Moreover, our listing related expenses increased by $0.2 million for the three months ended June 30, 2021 due to the numbers of shareholder meetings held compared to the same period in 2020.

Recovery of doubtful accounts. Recovery of doubtful accounts was $0.1 million for the three months ended June 30, 2021, as compared to a recovery of doubtful accounts of $0.3 million for the same period in 2020. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. We have recovered $0.1 million in cash from customers for the three months ended June 30, 2021.

Operating loss. As a result of the above, our operating loss totaled $2.7 million for the three months ended June 30, 2021, as compared to $0.9 million for the same period in 2020, representing an increase of $1.8 million, or 199%.

Finance income (expenses), net. Finance income, net was $52,700 for the three months ended June 30, 2021, as compared to finance expense, net of $0.4 million for the same period in 2020, representing an increase of $0.4 million as a result of lower loan balances in 2021 and interest income generated from vehicle leasing.

Income tax. Income tax was nil for both three months ended June 30, 2021 and 2020.

Other income, net. Other income was $0.3 million for the three months ended June 30, 2021, as compared to $0.1 million for the same period in 2020. The increase primarily resulted from debts relief from materials and equipment suppliers.

Impairment of non-marketable equity securities. In April 2021, we invested RMB9 million (approximately $1.4 million) to acquire approximately 9.7% of the equity interests of DJY. We assessed the carrying value of non-marketable equity securities during the six months ended June 30, 2021 and recognized an impairment of non-marketable equity securities of $690,542 for the three months ended June 30, 2021.

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

Net income (loss). As a result of the foregoing, we had a net income of $2.7 million for the three months ended June 30, 2021, compared to a net loss of $1.2 million for the three months ended June 30, 2020.

Comparison of Six Months Ended June 30, 2020 and 2021

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months ended June 30,		Change
	2020	2021	$	%
Net revenues	$11,526	$15,305	3,779	33
Cost of revenues	(11,232)	(12,368)	(1,136)	10
Gross profit	294	2,937	2,643	899
Operating expenses:
Research and development expenses	684	1,529	845	124
Sales and marketing expenses	194	753	559	288
General and administrative expenses	1,873	3,665	1,792	96
Provision for (recovery of) doubtful accounts	428	(259)	(687)	(161)
Total operating expenses	3,179	5,688	2,509	79
Operating loss	(2,885)	(2,751)	134	5
Finance (expenses) income, net	(813)	45	858	(106)
Other income, net	146	1,549	1,403	961
Impairment of non-marketable equity securities	-	(691)	(691)	-
Change in fair value of warrants liability	-	34,176	34,176	-
(Loss) income before income tax	(3,552)	32,328	35,880	1,010
Income tax expenses	-	-	-	-
Net (loss) income	(3,552)	32,328	35,880	1,010
Less: Net loss (income) attributable to non-controlling interests	(5)	(18)	(13)	260
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	(3,557)	32,310	35,867	1,008

Net revenues. Net revenues were $15.3 million for the six months ended June 30, 2021, as compared to $11.5 million for the same period in 2020, representing an increase of $3.8 million, or 33%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Six months ended June 30,		Change
	2020	2021	$	%
High power lithium batteries used in:
Electric vehicles	$334	$101	(233)	(70)
Light electric vehicles	3	109	106	3,533
Uninterruptable supplies	11,189	14,576	3,387	30
	11,526	14,786	3,260	28
Raw materials used in lithium batteries	-	519	519	-
Total	$11,526	$15,305	3,779	33

Net revenues from sales of batteries for electric vehicles were $0.1 million for the six months ended June 30, 2021 as compared to $0.3 million in the same period of 2020, representing a decrease of $0.2 million, or 70%.

Net revenues from sales of batteries for light electric vehicles was $0.1 million for the six months ended June 30, 2021, as compared to $3,344 in the same period of 2020, marking an increase of $0.1 million, or 3,533%.

Net revenues from sales of batteries for uninterruptable power supplies was $14.6 million in the six months ended June 30, 2021, as compared with $11.2 million in the same period in 2020, representing an increase of $3.4 million, or 30%. As we continued to focus on this market, sale of batteries for uninterruptable power supplies increased significantly.

Net revenues from sales of raw materials used in lithium batteries were $0.5 million in the six months ended June 30, 2021, as compared with nil in the same period in 2020, representing an increase of $0.5 million. We obtained favorable prices on bulk purchase of raw materials from certain suppliers and then sold such raw materials to our clients, generating certain gross profit in the three months ended June 30, 2021.

Cost of revenues. Cost of revenues increased to $12.4 million for the six months ended June 30, 2021, as compared to $11.2 million for the same period in 2020, increase of $1.1 million, or 10%. The cost of revenues included write-down of obsolete inventories of $0.3 million for the six months ended June 30, 2021, while it was $0.5 million for the same period in 2020. We write down inventory value whenever there is an indication that it is impaired. However, further write-down may be necessary if market conditions deteriorate.

Gross profit. Gross profit for the six months ended June 30, 2021 was $2.9 million, or 19.2% of net revenues as compared to gross profit of $0.3 million, or 2.6% of net revenues, for the same period in 2020, an increase of gross profit $2.6 million. The increase mainly resulted from cost deduction due to productivity increase, cost control and upgrades to production lines.

Research and development expenses. Research and development expenses increased to approximately $1.5 million for the six months ended June 30, 2021, as compared to approximately $0.7 million for the same period in 2020, an increase of $0.8 million, or 124%. The increase was primarily resulted from an increase in employees’ salaries and social insurance expenses by approximately $0.5 million. R&D employees’ social insurance expenses increased due to a growing number of employees at Nanjing CBAK and Nanjing Daxin as well as the expiration of Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. We incurred design and development expenses relating to light electric vehicles of $0.3 million and nil for the six months ended June 30, 2021 and 2020, respectively.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $0.8 million for the six months ended June 30, 2021, as compared to approximately $0.2 million for the same period in 2020. As a percentage of revenues, sales and marketing expenses were 4.9% and 1.7% of net revenues for the six months ended June 30, 2021 and 2020, respectively. The increase mainly resulted from an increase in salaries, social insurance and staff welfare expenses by approximately $0.2 million. Sales and marketing employees’ social insurance expenses increased in part due to the expiration of the Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. Moreover, given the growth in revenue, we increased sales and marketing employees’ salaries and welfare. We attended the Light Electric Vehicle Exhibition to increase our brand awareness and incurred exhibition expenses of approximately $0.1 million and nil for the six months ended June 30, 2021 and 2020, respectively.

General and administrative expenses. General and administrative expenses increased by $1.8 million or 96% to $3.7 million for the six months ended June 30, 2021 compared to $1.9 million for the same period in 2020. The increase was primarily resulted from the significant increase in employees’ salaries and social insurance expenses by approximately $1.0 million. Administrative employees’ social insurance expenses increased due to a growing number of employees at Nanjing CBAK and Nanjing Daxin as well as the expiration of the Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. In addition, our rental expenses increased by approximately $0.2 million, as Nanjing CBAK and Nanjing Daxin rented manufacturing, warehouse spaces and staff dormitory. Moreover, our expenses increased by $0.4 million due to the numbers of shareholder meetings held and an increased number of issuance of shares for the six months ended June 30, 2021, as compared to the same period in 2020.

Provision for (recovery of) doubtful accounts. Recovery of doubtful accounts was $0.3 million for the six months ended June 30, 2021, as compared to a provision for doubtful accounts of $0.4 million for the same period in 2020. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss was $2.8 million for the six months ended June 30, 2021, compared to approximately $2.9 million for the six months ended June 30, 2020.

Finance income (expenses), net. Finance income, net was $45,102 for the six months ended June 30, 2021, as compared to finance expenses of $0.8 million for the same period in 2020, representing an increase of $0.9 million as a result of lower loan balances in 2021 and interest income generated from vehicle leasing.

Income tax. Income tax was nil for the six months ended June 30, 2021 and 2020.

Other income, net. Other income was $1.5 million for the six months ended June 30, 2021, as compared to $0.1 million for the same period in 2020. The increase was primarily resulted from debts relief from materials and equipment suppliers.

Impairment of non-marketable equity securities. In April, we invested RMB9 million (approximately $1.4 million) to acquire approximately 9.7% of the equity interests of DJY. We assessed the carrying value of non-marketable equity securities during the six months ended June 30, 2021 and recognize an impairment of non-marketable equity securities of $690,542.

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

Net income (loss). As a result of the foregoing, we had a profit of $32.3 million for the six months ended June 30, 2021, compared to a net loss of $3.6 million for the same period in 2020.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term bank loans, other short-term loans and bills payable under bank credit agreements, advances from our related and unrelated parties, investors and issuance of capital stock.

We generated a net income of $32.3 million for the six months ended June 30, 2021. As of June 30, 2021, we had cash and cash equivalents and restricted cash of $52.4 million. Our total current assets were $93.4 million and our total current liabilities were $72.8 million, resulting in a net working capital of $20.6 million.

We had an accumulated deficit from recurring losses from operations and short-term debt obligations as of December 31, 2020 and June 30, 2021. As of December 31, 2020, we had a working capital deficiency of $10.5 million. These factors raise substantial doubts about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2020 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern. We are currently expanding our product lines and manufacturing capacity in our Dalian and Nanjing plant, which requires more funding to finance the expansion. We plan to renew our bank borrowings upon maturity and raise additional funds through bank borrowings and equity financing to meet our daily cash demands. However, there can be no assurance that we will be successful in obtaining the financing.

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

On June 28, 2020, we entered into a supplemental agreement with China Everbright Bank Dalian Branch to change the repayment schedule. According to the supplemental agreement, the remaining RMB141.8 million (approximately $21.72 million) loans are repayable in eight instalments consisting of RMB1.09 million ($0.17 million) on June 10, 2020, RMB1 million ($0.15 million) on December 10, 2020, RMB2 million ($0.31 million) on January 10, 2021, RMB2 million ($0.31 million) on February 10, 2021, RMB2 million ($0.31 million) on March 10, 2021, RMB2 million ($0.31 million) on April 10, 2021, RMB2 million ($0.31 million) on May 10, 2021, and RMB129.7 million ($19.9 million) on June 10, 2021, respectively. As of June 30, 2021, we repaid all the bank loans.

From October to December 2020, we borrowed a series of acceptance bills from China Merchants Bank totaled RMB13.5 million (approximately $2.07 million) for various terms through April to June 2021, which were secured by our cash totaled RMB13.5 million (approximately $2.07 million). We repaid the bills through April to June 2021.

From January to June 2021, we borrowed a series of acceptance bills from Agricultural Bank of China totaled RMB58.4 million (approximately $9.05 million) for various terms through July to December 2021, which were secured by our cash totaled RMB58.4 million (approximately $9.05 million).

From January to June 2021, we borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaled RMB44.6 million (approximately $6.91 million), which were secured by our cash totaled RMB44.6 million (approximately $6.91 million).

In April 2021, we borrowed a series of acceptance bills from Bank of Ningbo totaling RMB20.0 million (approximately $3.10 million), which were secured by our cash totaled RMB20.0 million (approximately $3.10 million).

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2020	2021

Net cash provided by (used in) operating activities	$1,982	$(2,424)
Net cash used in investing activities	(779)	(17,681)
Net cash (used in) provided by financing activities	(2,078)	51,200
Effect of exchange rate changes on cash and cash equivalents	(88)	604
Net (decrease) increase in cash and cash equivalents, and restricted cash	(963)	31,699
Cash and cash equivalents, and restricted cash at the beginning of period	7,134	20,671
Cash and cash equivalents, and restricted cash at the end of period	$6,171	$52,370

Operating Activities

Net cash used in operating activities was $2.4 million in the six months ended June 30, 2021, as compared to net cash provided by operating activities of $2.0 million in the same period in 2020. The net cash used in operating activities for the six months ended June 30, 2021 was mainly attributable to an increase of $4.7 million of inventories, a decrease of $4.4 million of trade accounts and bills payables, partially offset by our net profit of $0.7 million (before loss on disposal of property, plant and equipment, non-cash depreciation and amortization, recovery of doubtful debts, write-down of inventories, share-based compensation, change in fair value of warrant liability and impairment of non-marketable equity securities) and a decrease of $7.9 million of trade accounts and bills receivables.

Net cash provided by operating activities was $2.0 million in the six months ended June 30, 2020. The net cash provided by operating activities was mainly attributable to an increase of $4.3 million of trade payable to former subsidiaries and a decrease of $2.7 million for inventories, partially offset by our net loss (excluding non-cash depreciation and amortization, provision for doubtful debts, write-down of inventories and share-based compensation) of $1.1 million and an increase of $4.2 million in trade accounts and bills receivables.

Investing Activities

Net cash used in investing activities increased to $17.7 million for the six months ended June 30, 2021, from $0.8 million in the same period of 2020. The net cash used in investing activities mainly consisted of the purchase of equipment and construction in progress of $13.2 million, $3.09 million of deposit paid for potential acquisition of Hitrans and $1.4 million paid for investment in DJY.

Net cash used in investing activities was $0.8 million for the six months ended June 30, 2020. The net cash used in investing activities mainly consisted of the purchase of equipment and construction in progress

Financing Activities

Net cash provided by financing activities was $51.2 million in the six months ended June 30, 2021, compared to net cash used in financing activities of $2.1 million during the same period in 2020. The net cash provided by financing activities in the six months ended June 30, 2021 was mainly attributable to proceeds of $65.5 million from issuance of shares, offset by repayment of bank borrowings of $13.9 million.

Net cash used in financing activities was $2.1 million in the six months ended June 30, 2020. The net cash used in financing activities in the six months ended June 30, 2020 was mainly attributable to repayment of borrowings of $5.6 million to Jilin Province Trust Co. Ltd. and $0.2 million to banks, partially offset by borrowing of $3.4 million from Jilin Province Trust Co. Ltd. under a renewed credit facility and borrowings of $0.3 million from shareholders.

As of June 30, 2021, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed

Other lines of credit:
Bank of Ningbo Co., Ltd	$3,097	$3,097
Agricultural Bank of China	9,045	9,045
China Zheshang Bank Co., Ltd	6,910	6,910
Total	$19,052	$19,052

Capital Expenditures

We incurred capital expenditures of $13.2 million and $0.8 million in the six months ended June 30, 2021 and 2020, respectively. Our capital expenditures were used primarily to expand our manufacturing facilities in Dalian and Nanjing.

We estimate that our total capital expenditures for the year ending December 31, 2021 will reach approximately $20.0  million. Such funds will be used to expand new automatic manufacturing lines to fulfill our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2021:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Bills payable	$19,052	$19,052	$-	$-	$-
Payable to former subsidiaries	363	363	-	-	-
Other short-term loans	830	830	-	-	-
Capital injection to CBAK Trading	2,565	2,565	-	-	-
Capital injection to CBAK Energy	26,480	26,480	-	-	-
Capital injection to CBAK Nanjing	46,510	46,510	-	-	-
Capital injection to Nanjing CBAK	60,939	60,939	-	-	-
Capital injection to Nanjing Daxin	5,200	5,200
Capital commitments for construction of buildings	1,451	1,451	-	-	-
Capital commitments for purchase of equipment	12,327	12,327	-	-	-
Acquisition of a subsidiary	18,270	18,270
Operating lease obligations	2,110	1,276	834	-	-
Total	$196,097	$195,263	$834	-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information set forth in Note 23 “Commitments and Contingencies—(ii) Litigation” to our consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2021

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

By:	/s/ Xiangyu Pei
Xiangyu Pei
Interim Chief Financial Officer