Form 10-Q
period 2021-09-30
CBAK Energy Technology, Inc.
filed 2021-11-15
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	88,705,016

CBAK ENERGY TECHNOLOGY, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2021

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated balance sheets
As of December 31, 2020 and September 30, 2021
(Unaudited)
(In US$ except for number of shares)

		December 31,	September 30,
	Note	2020	2021
Assets
Current assets
Cash and cash equivalents		$11,681,750	$1,993,531
Pledged deposits	2	8,989,748	15,552,996
Trade accounts and bills receivable, net	3	29,571,274	22,231,442
Inventories	4	5,252,845	9,249,455
Prepayments and other receivables	5	7,439,544	9,715,578
Investment in sales-type lease, net	11	235,245	838,649
Total current assets		63,170,406	59,581,651

Property, plant and equipment, net	8	41,040,370	42,050,589
Construction in progress	9	30,193,309	49,246,115
Non-marketable equity securities	10	-	702,807
Hitrans loan	6	-	20,326,775
Deposit paid for acquisition of a subsidiary	6	-	8,349,118
Operating lease right-of-use assets, net		-	1,981,422
Prepaid land use right- non current	11	7,500,780	7,465,426
Intangible assets, net	12	11,807	21,418
Investment in sales-type lease, net	11	850,407	980,731
Total assets		$142,767,079	$190,706,052

Liabilities
Current liabilities
Trade accounts and bills payable	13	$28,352,292	$21,050,320
Current maturities of long-term bank loans	14	13,739,546	-
Other short-term loans	14	1,253,869	680,563
Accrued expenses and other payables	15	11,645,459	15,796,594
Payables to former subsidiaries, net	7	626,990	361,874
Deferred government grants, current	16	151,476	153,402
Product warranty provisions	17	155,888	124,670
Operating lease liability, current	11	-	753,404
Warrants liability	21	17,783,000	10,474,000
Total current liabilities		73,708,520	49,394,827

Deferred government grants, non-current	16	7,304,832	8,833,848
Operating lease liability	11	-	801,266
Product warranty provision	17	1,835,717	1,873,626
Long term tax payable	18	7,511,182	7,606,677

Total liabilities		90,360,251	68,510,244

Commitments and contingencies	23

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized ; 79,310,249 issued and 79,166,043 outstanding as of December 31, 2020, 88,555,390 issued and 88,411,184 outstanding as of September 30, 2021		79,310	88,555
Donated shares		14,101,689	14,101,689
Additional paid-in capital		225,278,113	241,232,244
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(183,984,311)	(131,654,694)
Accumulated other comprehensive loss		(239,609)	1,240,354
		56,465,703	126,238,659
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equities		52,399,093	122,172,049
Non-controlling interests		7,735	23,759
Total of equities		52,406,828	122,195,808

Total liabilities and shareholders’ equity		$142,767,079	$190,706,052

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of operations and comprehensive income (loss)
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

		Three months ended September 30,		Nine months ended September 30,
	Note	2020	2021	2020	2021
Net revenues	25	$10,620,656	$9,562,190	$22,146,177	$24,867,393
Cost of revenues		(9,245,811)	(8,430,808)	(20,477,719)	(20,798,931)
Gross profit		1,374,845	1,131,382	1,668,458	4,068,462
Operating expenses:
Research and development expenses		(446,162)	(1,815,756)	(1,130,316)	(3,344,817)
Sales and marketing expenses		(157,485)	(510,386)	(351,963)	(1,262,999)
General and administrative expenses		(741,785)	(2,158,183)	(2,614,349)	(5,823,560)
Recovery of (provision for) doubtful accounts		364,168	178,897	(63,534)	437,475
Total operating expenses		(981,264)	(4,305,428)	(4,160,162)	(9,993,901)
Operating profit (loss)		393,581	(3,174,046)	(2,491,704)	(5,925,439)
Finance (expenses) income, net		(357,739)	129,340	(1,171,030)	174,442
Other income, net		5,873	69,970	152,171	1,619,194
Impairment of non-marketable equity securities		-	(43)	-	(690,585)
Change in fair value of warrants		-	22,998,000	-	57,174,000
Income (loss) before income tax		41,715	20,023,221	(3,510,563)	52,351,612
Income tax expense	18	-	-	-	-
Net income (loss)		41,715	20,023,221	(3,510,563)	52,351,612
Less: Net income (loss) attributable to non-controlling interests		2,532	(3,487)	(2,386)	(21,995)
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.		$44,247	$20,019,734	$(3,512,949)	$52,329,617

Other comprehensive income (loss)
Net loss		41,715	20,023,221	(3,510,563)	52,351,612
– Foreign currency translation adjustment		846,695	243,258	574,526	1,473,992
Comprehensive income (loss)		888,410	20,266,479	(2,936,037)	53,825,604
Less: Comprehensive loss (income) attributable to non-controlling interests		3,465	(3,404)	(630)	(16,024)
Comprehensive income (loss) attributable to CBAK Energy Technology, Inc.		$891,875	$20,263,075	$(2,936,667)	$53,809,580

Income (Loss) per share	20
– Basic		$0.00	$0.23	$(0.06)	$0.60
– Diluted		$0.00	$0.23	$(0.06)	$0.60

Weighted average number of shares of common stock:	20
– Basic		64,909,894	88,419,998	59,569,498	87,043,490
– Diluted		65,400,058	88,709,210	59,569,498	87,349,010

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity
For the three months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

	Common stock						Accumulated
	Issued			Additional			other	Non-	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	loss	interests	of shares	Amount	Equity
Balance as of July 1, 2020	63,802,338	$63,803	$14,101,689	$185,487,657	$1,230,511	$(179,734,609)	$(2,016,076)	$56,872	(144,206)	$(4,066,610)	$15,123,237
Net income (loss)	-	-	-		-	44,247	-	(2,532)	-	-	41,715
Share-based compensation for employee and director stock awards	-	-	-	161,775	-	-	-		-	-	161,775
Common stock issued to employees and directors for stock awards	1,491,558	1,491	-	863,509	-	-	-		-	-	865,000
Foreign currency translation adjustment	-	-	-	-	-	-	847,628	(933)	-	-	846,695

Balance as of September 30, 2020	65,293,896	$65,294	$14,101,689	$186,512,941	$1,230,511	$(179,690,362)	$(1,168,448)	$53,407	(144,206)	$(4,066,610)	$17,038,422

Balance as of July 1, 2021	88,538,723	$88,538	$14,101,689	$241,141,468	$1,230,511	$(151,674,428)	$997,013	$20,355	(144,206)	$(4,066,610)	$101,838,536
Net income	-	-	-		-	20,019,734	-	3,487	-	-	20,023,221
Share-based compensation for employee and director stock awards	-	-	-	90,793	-	-	-		-	-	90,793
Common stock issued to employees and directors for stock awards	16,667	17	-	(17)	-	-	-		-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	243,341	(83)	-	-	243,258

Balance as of September 30, 2021	88,555,390	$88,555	$14,101,689	$241,232,244	$1,230,511	$(131,654,694)	$1,240,354	$23,759	(144,206)	$(4,066,610)	$122,195,808

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity
For the nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

	Common stock						Accumulated
	Issued			Additional			other	Non-	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	loss	interests	of shares	Amount	equity
Balance as of January 1, 2020	53,220,902	$53,222	14,101,689	$180,208,610	$1,230,511	$(176,177,413)	$(1,744,730)	$52,777	(144,206)	$(4,066,610)	$13,658,056
Net income (loss)	-	-	-		-	(3,512,949)	-	2,386	-	-	(3,510,563)
Share-based compensation for employee and director stock awards	-	-	-	615,871	-	-	-	-	-	-	615,871
Common stock issued to employees and directors for stock awards	293,498	293	-	(293)	-	-	-	-	-	-	-
Common stock issued to investors	11,779,496	11,779	-	5,688,753	-	-	-	-	-		5,700,532
Foreign currency translation adjustment	-	-	-	-	-	-	576,282	(1,756)	-	-	574,526

Balance as of September 30, 2020	65,293,896	$65,294	$14,101,689	$186,512,941	$1,230,511	$(179,690,362)	$(1,168,448)	$53,407	(144,206)	$(4,066,610)	$17,038,422

Balance as of January 1, 2021	79,310,249	$79,310	$14,101,689	$225,278,113	$1,230,511	$(183,984,311)	$(239,609)	$7,735	(144,206)	$(4,066,610)	$52,406,828
Net income	-	-	-		-	52,329,617	-	21,995	-	-	52,351,612
Share-based compensation for employee and director stock awards	-	-	-	333,365	-	-	-	-	-	-	333,365
Common stock issued to employees and directors for stock awards	305,165	305	-	(305)	-	-	-	-	-	-	-
Issuance of common stock and warrants	8,939,976	8,940	-	15,621,071	-	-	-	-	-		15,630,011
Foreign currency translation adjustment	-	-	-	-	-	-	1,479,963	(5,971)	-	-	1,473,992

Balance as of September 30, 2021	88,555,390	$88,555	$14,101,689	$241,232,244	$1,230,511	$(131,654,694)	$1,240,354	$23,759	(144,206)	$(4,066,610)	$122,195,808

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

	Nine months ended September 30,
	2020	2021
Cash flows from operating activities
Net (loss) income	$(3,510,563)	$52,351,612
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,856,246	2,013,729
Provision for doubtful debts	63,534	(437,475)
Write-down of inventories	724,156	663,041
Share-based compensation	615,871	333,365
Loss on disposal of property, plant and equipment	21,035	9,613
Change in fair value of warrant liability	-	(57,174,000)
Impairment charge - Investment	-	690,585
Amortization of operating lease right-of-use assets	-	290,051
Changes in operating assets and liabilities:
Trade accounts and bills receivable	(10,424,301)	8,062,046
Inventories	4,388,522	(4,578,372)
Prepayments and other receivables	587,158	(2,191,300)
Trade accounts and bills payable	3,582,377	(7,632,763)
Accrued expenses and other payables	(317,352)	323,174
Investment in sales-type lease	-	(717,138)
Operating lease liabilities	-	(715,150)
Trade receivable from and payables to former subsidiaries	4,454,118	(75,718)
Government grants	2,858,858	1,545,189
Net cash provided by (used in) operating activities	4,899,659	(7,239,511)

Cash flows from investing activities
Deposit paid for acquisition of a subsidiary	-	(8,316,787)
Purchase of non-marketable equity securities	-	(1,390,670)
Hitrans Loan	-	(20,248,061)
Purchases of property, plant and equipment and construction in progress	(2,033,349)	(17,548,901)
Net cash used in investing activities	(2,033,349)	(47,504,419)

Cash flows from financing activities
Repayment of bank borrowings	(155,951)	(13,860,346)
Borrowings from unrelated parties	3,459,218	-
Repayment of borrowings from unrelated parties	(5,660,539)	(399,715)
Repayment of borrowings from related parties	-	(185,985)
Borrowings from shareholders	268,733	-
Repayment of borrowings from shareholders	(240,687)	-
Proceeds from issuance of shares	-	65,495,011
Net cash (used in) provided by financing activities	(2,329,226)	51,048,965
Effect of exchange rate changes on cash and cash equivalents and restricted cash	231,403	569,994
Net (decrease) increase in cash and cash equivalents and restricted cash	768,487	(3,124,971)
Cash and cash equivalents and restricted cash at the beginning of period	7,133,948	20,671,498
Cash and cash equivalents and restricted cash at the end of period	$7,902,435	$17,546,527

Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$8,224,147	$3,556,965
Non-cash payment for purchase of property, plant and equipment and construction in progress by new vehicles	$-	$61,344

Issuance of common stock (note 1):
- offset repayment of promissory note	$1,415,000	$-
- offset payable to Shenzhen BAK (Sixth Debt)	$4,285,532	$-

Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$783,159	$7,031

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
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

On January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International. The share swap transaction, also referred to as the “reverse acquisition” of the Company, was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement entered by and among CBAK, BAK International and the shareholders of BAK International on January, 2005. The share swap transaction has been accounted for as a capital-raising transaction of the Company whereby the historical financial statements and operations of Shenzhen BAK are consolidated using historical carrying amounts.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
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
For the three and nine months ended September 30, 2020 and 2021
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

As of September 30, 2021, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

As the Company has transferred the 217,955 shares related to the 2006 performance threshold to the relevant investors in fiscal year 2007 and the Company also have transferred 73,749 shares relating to the 2005 performance threshold to the investors who had entered the "2008 Settlement Agreements" with us in fiscal year 2008, pursuant to “Li Settlement Agreement” and “2008 Settlement Agreements”, neither Mr. Li nor the Company had any remaining obligations to those related investors who participated in the Company’s January 2005 private placement relating to the escrow shares.

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
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On August 6, 2020, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) was established as a wholly owned subsidiary of CBAK Nanjing with a registered capital of RMB700,000,000 (approximately $107 million). Pursuant to Nanjing CBAK’s articles of association and relevant PRC regulations, CBAK Nanjing was required to contribute the capital to Nanjing CBAK on or before August 5, 2040. Up to the date of this report, the Company has contributed RMB334,036,155 (approximately $51.3 million) to Nanjing CBAK through injection of a series of cash and machines.

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

On August 4, 2021, Daxin New Energy Automobile Technology ( Jiangsu) Co., Ltd (“Jiangsu Daxin”) was established as a wholly owned subsidiary of Nanjing CBAK with a register capital of RMB 30,000,000 (approximately $4.7 million). Pursuant to Jiangsu Daxin’s articles of association and relevant PRC regulations, Nanjing Daxin was required to contribute the capital to Jiangsu Daxin on or before July 30, 2061. Up to the date of this report the Company has contributed nil to Jiangsu Daxin.

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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Shenzhen”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014, “Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of September 30, 2021, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; and iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC, (v) Dalian CBAK Energy Technology Co, Ltd (“CBAK Energy”), a wholly owned limited liability company established on November 21, 2019 in the PRC, (vi) BAK Asia Investments Limited (“BAK Investments”), a wholly owned limited liability company incorporated in Hong Kong acquired on July 14, 2020, (vii) CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”), a wholly owned limited liability company established on July 31, 2020 in the PRC and (viii) Nanjing CBAK New Energy Technology Co., Ltd, (“Nanjing CBAK”), a wholly owned limited liability company established on August 6, 2020 in the PRC; (ix) Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”), a wholly owned limited liability company established on November 9, 2020 in the PRC; (iix) Daxin New Energy Automobile Technology ( Jiangsu) Co., Ltd (“Jiangsu Daxin”), a wholly owned limited liability company established on August 4, 2021 in the PRC.

The Company continued its business and continued to generate revenues from sale of batteries via subcontracting the production to BAK Tianjin and BAK Shenzhen, former subsidiaries before the completion of construction and operation of its facility in Dalian. BAK Tianjin and BAK Shenzhen are now suppliers of the Company until September 2016 when BAK Tianjin ceased production, and the Company does not have any significant benefits or liability from the operating results of BAK Tianjin and BAK Shenzhen except the normal risk with any major supplier.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

As of the date of this report, Mr. Xiangqian Li is no longer a director of BAK International and BAK Tianjin. He remained as a director of Shenzhen BAK and BAK Shenzhen.

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of September 30, 2021, Mr. Yunfei Li held 10,852,539 shares or 12.3% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had an accumulated deficit from recurring losses from operations and short-term debt obligations as of December 31, 2020 and September 30, 2021. As of December 31, 2020, the Company has a working capital deficiency of $10.5 million. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

In June 2016, the Company received further advances in the aggregate of $2.9 million from Mr. Jiping Zhou and Mr. Dawei Li. These advances were unsecured, non-interest bearing and repayable on demand. On July 8, 2016, the Company received further advances of $2.6 million from Mr. Jiping Zhou. On July 28, 2018, the Company entered into securities purchase agreements with Mr. Jiping Zhou and Mr. Dawei Li to issue and sell an aggregate of 2,206,640 shares of common stock of the Company, at $2.5 per share, for an aggregate consideration of approximately $5.52 million. On August 17, 2016, the Company issued these shares to the investors.

On February 17, 2017, the Company signed investment agreements with eight investors (including Mr. Yunfei Li, the Company’s CEO, and seven of the Company’s existing shareholders) whereby the investors agreed to subscribe new shares of the Company totaling $10 million. Pursuant to the investment agreements, in January 2017, the 8 investors paid the Company a total of $2.06 million as down payments. Mr. Yunfei Li agrees to subscribe new shares of the Company totaled $1,120,000 and paid the earnest money of $225,784 in January 2017. On April 1, April 21, April 26 and May 10, 2017, the Company received $1,999,910, $3,499,888, $1,119,982 and $2,985,497 from the eight investors, respectively. On May 31, 2017, the Company entered into a securities purchase agreement with these investors, pursuant to which the Company agreed to issue an aggregate of 6,403,518 shares of common stock to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, among which 746,018 shares issued to Mr. Yunfei Li. On June 22, 2017, the Company issued the shares to the investors.

In 2019, according to the investment agreements and agreed by the investors, the Company returned partial earnest money of $966,579 (approximately RMB6.7 million) to these investors.

On January 7, 2019, each of Mr. Dawei Li and Mr. Yunfei Li entered into an agreement with CBAK Power and Tianjin New Energy whereby Tianjin New Energy assigned its rights to loans to CBAK Power of approximately $3.4 million (RMB23,980,950) and $1.7 million (RMB11,647,890) (totaled $5.0 million, the “First Debt”) to Mr. Dawei Li and Mr. Yunfei Li, respectively.

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
For the three and nine months ended September 30, 2020 and 2021
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
For the three and nine months ended September 30, 2020 and 2021
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
For the three and nine months ended September 30, 2020 and 2021
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

As of September 30, 2021, the Company had nil bank loans and approximately $38.9 million of other current liabilities (excluding warrants derivative liability).

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
For the three and nine months ended September 30, 2020 and 2021
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

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company applied the new standard beginning January 1, 2021. The adoption of ASU 2019-12 did not have any impact on the Company’s condensed consolidated financial statement presentation or disclosures.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022.The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s condensed consolidated financial statement presentation or disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

2.	Pledged deposits

Pledged deposits as of December 31, 2020 and September 30, 2021 consisted of the following:

	December 31,	September 30,
	2020	2021
Pledged deposits with bank for:
Bills payable	$8,791,499	$15,552,996
Others*	198,249	-
	$8,989,748	$15,552,996

In November 2019, CBAK Suzhou received notice from Court of Suzhou city that Suzhou Industrial Park Security Service Co., Ltd (“Suzhou Security”) filed a lawsuit against CBAK Suzhou for the failure to pay pursuant to the terms of the sales contract. Suzhou Security sought a total amount of $21,672 (RMB139,713), including services expenses amount of $21,547 (RMB138,908) and interest of $125 (RMB805). Upon the request of Suzhou Security for property preservation, the Court of Suzhou froze CBAK Suzhou’s bank deposits totaling $0.02 million (RMB150,000) for a period of one year. As of December 31, 2020, $5,062 (RMB33,048) was frozen by bank. CBAK Power settled the amount due in July 2021, and the frozen bank deposits were then released.

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

In February 2020, CBAK Power received notice from Court of Zhuanghe that Dongguan Shanshan Battery Material Co., Ltd (“Dongguan Shanshan”) filed lawsuit against CBAK Power for the failure to pay pursuant to the terms of the purchase contract. Dongguan Shanshan sought a total amount of $0.7 million (RMB4,434,209). Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.7 million (RMB4,434,209) for a period of one year to December 17, 2020. In July 2020, CBAK Power and Dongguan Shanshan have come to a settlement amount of $0.6 million (RMB3,635,192) and the bank deposit was then released. In October 2020, CBAK Power fail to pay according to the settlement, Dongguan Shanshan sought a total amount of $0.6 million (RMB3,635,192). Upon the request of Dongguan Shanshan for property preservation, the Court of Zhuanghe ordered to freeze CBAK Power’s bank deposits totaling $0.6 million (RMB3,365,192) for a period of one year to October 21, 2021. As of December 31, 2020, $55,230 (RMB360,576) was frozen by bank. In late February 2021, CBAK Power and Dongguan Shanshan entered into a settlement agreement that CBAK would pay $260,393, $76,586, $76,586, $76,586, and $32,088 (RMB1,700,000, RMB500,000, RMB500,000, RMB500,000 and RMB209,487) by March 5, March 31, April 30, May 31 and June 30, 2021, respectively, and after the first payment of RMB 1,700,000 by March 5, 2021, Dongguan Shanshan would release all the enforcement measures against CBAK Power. CBAK Power had made full payment on time and the bank deposit was then release.

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
For the three and nine months ended September 30, 2020 and 2021
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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2020 and September 30, 2021 consisted of the following:

	December 31,	September 30,
	2020	2021
Trade accounts receivable	$33,305,997	$26,874,297
Less: Allowance for doubtful accounts	(5,266,828)	(4,894,614)
	28,039,169	21,979,683
Bills receivable	1,532,105	251,759
	$29,571,274	$22,231,442

Included in trade accounts and bills receivables are retention receivables of $1,896,068 and $1,897,891 as of December 31, 2020 and September 30, 2021. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for doubtful accounts is as follows:

	September 30,	September 30,
	2020	2021
Balance at beginning of period	$4,650,686	$5,266,828
Provision for the period	981,241	-
Reversal - recoveries by cash	(917,707)	(437,475)
Charged to consolidated statements of operations and comprehensive (loss) income	63,534	(437,475)
Foreign exchange adjustment	120,420	65,261
Balance at end of period	$4,834,640	$4,894,614

4.	Inventories

Inventories as of December 31, 2020 and September 30, 2021 consisted of the following:

	December 31,	September 30,
	2020	2021
Raw materials	$757,857	$2,820,938
Work in progress	2,338,342	3,597,165
Finished goods	2,156,646	2,831,352
	$5,252,845	$9,249,455

During the three months ended September 30, 2020 and 2021, write-downs of inventories to lower of cost or net realizable value of $267,117 and $324,984, respectively, were charged to cost of revenues.

During the nine months ended September 30, 2020 and 2021, write-downs of inventories to lower of cost or net realizable value of $724,156 and $663,041, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2020 and September 30, 2021 consisted of the following:

	December 31,	September 30,
	2020	2021
Value added tax recoverable	$4,524,475	$5,016,628
Loan receivables *	1,358,637	-
Prepayments to suppliers	424,311	2,831,442
Deposits	17,385	3,226
Staff advances	67,867	79,380
Prepaid operating expenses	529,401	766,274
Others	524,468	1,025,628
	7,446,544	9,722,578
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$7,439,544	$9,715,578

*	Nanjing CBAK entered into a loan agreement with Shen Zhen Asian Plastics Technology Co., Ltd (SZ Asian Plastics), to loan SZ Asian Plastics a total amount of $1.4 million (RMB8,870,000) for a period of 6 months from December 1, 2020 to May 31, 2021. The loan was unsecured and bearing fixed interest at 6% per annum. The Company’s shareholder Mr. Jiping Zhao, holding 2.39% equity interest in the Company, at the same time held 79.13% equity interests in SZ Asian Plastics. In March 2021, SZ Asian Plastics has fully repaid the loan principal.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

6.	Acquisition of a subsidiary and Hitrans Loan

	December 31,	September 30,
	2020	2021
Deposits paid for acquisition of a subsidiary	$-	$8,349,118

	December 31,	September 30,
	2020	2021
Hitrans Loan	$-	$20,326,775

On April 1, 2021, CBAK Power entered into a framework investment agreement with Hangzhou Juzhong Daxin Asset Management Co., Ltd.(“Juzhong Daxin”) for a potential acquisition of Zhejiang Hitrans Lithium Battery Technology Co., Ltd (“Hitrans”, formerly known as Zhejinag MeiduHitrans Lithium Battery Technology Co., Ltd). Juzhong Daxin is the trustee of 85% of equity interests of Hitrans and has the voting right and right to dividend over the 85% of equity interests. Subject to definitive acquisition agreements to be entered into among the parties, including shareholders owning the 85% of equity interests of Hitrans, CBAK Power intends to acquire 85% of equity interests of Hitrans in cash in 2021. CBAK Power has paid $3.10 million (RMB20,000,000) to Juzhong Daxin as a security deposit in April 2021. Hitrans is an unrelated third party of the Company engaging in researching, manufacturing and trading of raw materials and is one of the major suppliers of the Company in fiscal 2020.

On July 20, 2021, CBAK Power entered into a framework agreement relating to CBAK Power’s investment in Hitrans, pursuant to which CBAK Power will acquire 81.56% of the equity interests of Hitrans (the “Acquisition Agreement”). Under the Acquisition Agreement, CBAK Power will acquire 60% ownership of Hitrans from Zhejiang Meidu Graphene Technology Co., Ltd. (“Meidu Graphene”) valued at RMB118 million ($18.30 million) and 21.56% ownership of Hitrans from Hitrans’s management shareholders valued at approximately RMB40.74 million ($6.32 million). Two individuals among Hitrans management shareholders, including Hitrans’s CEO, Mr. Haijun Wu (“Mr. Wu”), will keep 2.50% ownership of Hitrans and New Era Group Zhejiang New Energy Materials Co., Ltd. (“New Era”) will continue to hold 15% ownership of Hitrans after the acquisition.

As of the date of the Acquisition Agreement, the 25% ownership of Hitrans held by Hitrans management shareholders was frozen as a result of a litigation arising from the default by Hitrans management shareholders on debts borrowed from Zhejiang Meidu Pawn Co., Ltd. (“Pawn Co.”) whereby the 25% ownership of Hitrans was pledged as collateral. Mr. Junnan Ye (“Mr. Ye”), acting as an intermediary, will first acquire 22.5% ownership of Hitrans, free of any encumbrances, from Hitrans management shareholders. Pursuant to the Acquisition Agreement, within five days of CBAK Power’s obtaining 21.56% ownership of Hitrans from Mr. Ye, CBAK Power will pay approximately RMB40.74 million ($6.32 million) in cash, which amount shall be used toward the repayment of debts due to Pawn Co. On July 23, 2021, CBAK Power paid RMB40.74 million (approximately $6.32 million) in cash to Mr. Ye.

In addition, as of the date of the Acquisition Agreement, Meidu Graphene’s 60% ownership of Hitrans was frozen as a result of a litigation arising from Hitrans’s failure to make payments to New Era in connection with the purchase of land use rights, plants, equipment, pollution discharge permit and other assets (the “Assets”) under certain asset transfer agreements as well as Meidu Graphene’s guarantee for Hitrans’s payment obligations thereunder. As a part of the transaction, CBAK Power entered into a loan agreement with Hitrans to lend Hitrans approximately RMB131 million ($20.32 million) (the “Hitrans Loan”) by remitting approximately RMB131 million ($20.32 million) into the account of Shaoxing Intermediate People’s Court (the “Court”) to remove the freeze on Meidu Graphene’s 60% ownership of Hitrans. Moreover, Juzhong Daxin will return RMB15 million ($2.33 million) of the security deposit to CBAK Power before CBAK Power wires approximately RMB131 million ($20.32 million) to the Court and will retain RMB5 million ($0.78 million) as commission for facilitating the acquisition. As of September 30, 2021, Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power.

CBAK Power shall pay all other fees due to Juzhong Daxin in accordance with the Letter of Intent. According to the Acquisition Agreement, Mr. Ye will first acquire 60% ownership of Hitrans, free of any encumbrances, from Meidu Graphene. Thereafter, CBAK Power will assign RMB118 million ($18.30 million) of the Hitrans Loan to Mr. Junnan Ye as consideration for the acquisition of 60% ownership of Hitrans from Mr. Ye (the “Assignment”). Hitrans shall repay RMB118 million ($18.27 million) to Mr. Ye in accordance with a separate loan repayment agreement (the “Loan Repayment Agreement”) to be entered into among Mr. Ye, Hitrans, CBAK Power and Mr. Wu. Under the Loan Repayment Agreement, Hitrans shall repay Mr. Ye at least RMB70 million ($10.86 million) within two months of obtaining the title to the Assets from New Era and the remaining balance by December 31, 2021, with a fixed interest of RMB3.5 million ($0.54 million) which can be reduced by up to RMB1 million ($0.15 million) if the loan is settled before its due date. CBAK Power provides guarantee to Mr. Ye on Hitrans’s repayment obligations under the Loan Repayment Agreement. Hitrans shall repay the remaining approximately RMB13 million ($2.02 million) of the Hitrans Loan to CBAK Power at an interest rate of 6% per annum, maturing in one year from the date of the Assignment. For the three and nine months ended September 30, 2021, the Company recorded interest income of $19,890.

As of the date of this report, the transfer of 81.56% ownership of Hitrans to CBAK Power has been registered with the local government and CBAK Power has paid approximately RMB40.74 million (approximately $6.32 million) in cash to Mr. Ye. In addition, CBAK Power has wired approximately RMB131 million (approximately $20.32 million) to the Court and Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power.. CBAK Power expects to close the acquisition of 81.56% ownership of Hitrans upon the satisfaction of all closing conditions in the Acquisition Agreement, including that Hitrans obtains the title to all the assets.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

7.	Payables to Former Subsidiaries, net

Payable to former subsidiaries, net as of December 31, 2020 and September 30, 2021 consisted of the following:

	December 31,	September 30,
	2020	2021
BAK Tianjin	$29,852	$7,970
BAK Shenzhen	597,138	353,904
	$626,990	$361,874

Balance as of December 31, 2020 and September 30, 2021 consisted of payables for purchase of inventories from BAK Tianjin and BAK Shenzhen. From time to time, to meet the needs of its customers, the Company purchased products from these former subsidiaries that it did not produce to meet the needs of its customers.

The above balance is unsecured and non-interest bearing and repayable on demand.

8.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2020 and September 30, 2021 consisted of the following:

	December 31,	September 30,
	2020	2021
Buildings	$28,150,137	$28,531,939
Machinery and equipment	32,753,952	33,979,680
Office equipment	258,458	467,293
Motor vehicles	197,790	330,801
Leasehold improvements	-	1,216,573
	61,360,337	64,526,286
Impairment	(8,980,020)	(9,063,579)
Accumulated depreciation	(11,339,947)	(13,412,118)
Carrying amount	$41,040,370	$42,050,589

During the three months ended September 30, 2020 and 2021, the Company incurred depreciation expense of $695,950 and $604,201, respectively

During the nine months ended September 30, 2020 and 2021, the Company incurred depreciation expense of $1,838,357 and $1,993,929, respectively

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $24,611,468 and $24,349,395 as of December 31, 2020 and September 30, 2021, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three and nine months ended September 30, 2020 and 2021.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

9.	Construction in Progress

Construction in progress as of December 31, 2020 and September 30, 2021 consisted of the following:

	December 31,	September 30,
	2020	2021
Construction in progress	$27,070,916	$45,917,555
Prepayment for acquisition of property, plant and equipment	3,122,393	3,328,560
Carrying amount	$30,193,309	$49,246,115

Construction in progress as of December 31, 2020 and September 30, 2021 was mainly comprised of capital expenditures for the construction of the facilities and production lines of CBAK Power and Nanjing CBAK.

For the three months ended September 30, 2020 and 2021, the Company capitalized interest of $315,177 and $19, respectively, to the cost of construction in progress.

For the nine months ended September 30, 2020 and 2021, the Company capitalized interest of $935,399 and $306,514, respectively, to the cost of construction in progress.

10.	Non-marketable equity securities

	December 31,	September 30,
	2020	2021
Cost	$-	$1,396,076
Impairment	-	(693,269)
Carrying amount	$-	$702,807

On April 21, 2021, CBAK Power, along with Shenzhen BAK Power Battery Co., Ltd (BAK Shenzhen), Shenzhen Asian Plastics Technology Co., Ltd (SZ Asian Plastics) and Xiaoxia Liu (collectively the “Investors”), entered into an investment agreement with Junxiu Li, Hunan Xintao New Energy Technology Partnership, Xingyu Zhu, and Jiangsu Saideli Pharmaceutical Machinery Manufacturing Co., Ltd for an investment in Hunan DJY Technology Co., Ltd ("DJY"), a privately held company. CBAK Power has paid $1.40 million (RMB9,000,000) to acquire 9.74% of the equity interests of DJY. CBAK Power along with other three new investors has appointed one director on behalf of the Investors to the Board of Directors of DJY. DJY is unrelated third party of the Company engaging in in research and development, production and sales of products and services to lithium battery positive cathode materials producers, including the raw materials, fine ceramics, equipment and industrial engineering.

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. The Company recognized an impairment loss of $43 and $690,585 on the non-marketable equity securities for the three and nine months ended September 30, 2021, respectively.

11.	Lease

(a)	Right-of-use assets

Right-of-use assets as of September 30, 2021 consisted of the followings:

Prepaid land lease payments
Balance as of January 1, 2021	$7,500,780
Amortization charge for the period	(130,211)
Foreign exchange adjustment	94,857
Balance as of September 30, 2021	$7,465,426

Lump sum payments were made upfront to acquire the leased land from the owners with lease period for 50 years up to August 9, 2064, and no ongoing payments will be made under the terms of these land leases.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

11.	Lease (continued)

(b)	Company as Lessor

The Company derives a portion of its revenue from leasing arrangements of these vehicles to end users. Such arrangements provide for monthly payments covering the vehicles sales and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, vehicle sale net of cost is recorded as other income and recognized upon delivery of the vehicle and its acceptance by the end user. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Interests are recognized monthly over the lease term. The components of the net investment in sales-type leases as of December 31, 2020 and September 30, 2021 are as follows:

	December 31,	September 30,
	2020	2021
Total future minimum lease payments receivable	$1,210,305	$1,950,163
Less: unearned income, representing interest	(124,653)	(130,783)
Present value of minimum lease payments receivables	1,085,652	1,819,380
Less: Current portion	(235,245)	(838,649)
Non-current portion	$850,407	$980,731

Vehicle sale net of cost recognized in other income (expense) from vehicle leasing was $(6) and $(91,999) for the three and nine months ended September 30, 2021, respectively.

Interest income from vehicle leasing was $25,674 and $96,702 for the three and nine months ended September 30, 2021, respectively

The future minimum lease payments receivable for sales type leases are as follows:

12 months ending September 30,	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases
2022	$919,238	$80,589	$838,649
2023	678,840	42,903	635,937
2024	352,085	7,291	344,794
2025	-	-	-
2026	-	-	-
Thereafter	-	-	-
	$1,950,163	$130,783	$1,819,380

(c)	Operating lease

On January 14, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Tianjing with a three year term, commencing on March 1, 2021 and expiring on February 29, 2024. The monthly rental payment is approximately $11,346 (RMB73,143) per month.

On April 6, 2021, Nanjing CBAK entered into a lease agreement for warehouse space in Nanjing with a three year term, commencing on April 15, 2021 and expiring on April 14, 2024. The monthly rental payment is approximately $15,162 (RMB97,743) per month.

On June 1, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Wuxi with a three year term, commencing on June 1, 2021 and expiring on May 31, 2024. The monthly rental payment is approximately $36,933 (RMB238,095) per month for the first year and approximately $43,089 (RMB277,778) per month from the second year.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2021:

Operating leases
12 months ending September 30,
2022	$835,158
2023	835,158
2024	-
2025	-
Thereafter	-
Total undiscounted cash flows	1,670,316
Less: imputed interest	(115,646)
Present value of lease liabilities	$1,554,670

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

11.	Lease (continued)

(c)	Operating lease (continued)

Lease term and discount rate

September 30, 2021
Weighted-average remaining lease term - years	2.69
Weighted-average discount rate (%)	6.175%

Operating lease expenses for the three and nine months ended September 30, 2020 and 2021 for the capitation agreement was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021

Operating lease cost – straight line	-	175,932	-	290,051
Total lease expense	-	175,932	$-	$290,051

12.	Intangible Assets, net

Intangible assets as of December 31, 2020 and September 30, 2021 consisted of the followings:

	December 31,	September 30,
	2020	2021
Computer software at cost	$32,686	$44,634
Accumulated amortization	(20,879)	(23,216)
	$11,807	$21,418

Amortization expenses were $870 and $1,613 for the three months ended September 30, 2020 and 2021and $3,452 and $4,195 for the nine months ended September 30, 2020 and 2021, respectively.

13.	Trade Accounts and Bills Payable

Trade accounts and bills payable as of December 31, 2020 and September 30, 2021 consisted of the followings:

	December 31,	September 30,
	2020	2021
Trade accounts payable	$19,560,793	$5,396,496
Bills payable
- Bank acceptance bills (Note 14)	8,791,499	15,653,824
	$28,352,292	$21,050,320

All the bills payable are of trading nature and will mature within six months to one year from the issue date.

The bank acceptance bills were pledged by:

(i) the Company’s bank deposits (Note 2);

(ii) $100,828 of the Company’s bills receivable as of September 30, 2021 (Note 3).

14.	Loans

Bank loans:

Bank borrowings as of December 31, 2020 and September 30, 2021 consisted of the followings

	December 31,	September 30,
	2020	2021
Current maturities of long-term bank loans	$13,739,546	$-

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
For the three and nine months ended September 30, 2020 and 2021
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

In December 2019, the Company obtained banking facilities from China Everbright Bank Dalian Friendship Branch totaled RMB39.9 million (approximately $6.1 million) for a term until November 6, 2020, bearing interest at 5.655% per annum. The facility was secured by 100% equity in CBAK Power held by BAK Asia and buildings of Hubei BAK Real Estate Co., Ltd., which Mr. Yunfei Li (“Mr. Li”), the Company’s CEO holding 15% equity interest. Under the facilities, the Company repaid the bank loan of RMB39.9 million (approximately $6.1 million) in December 2020.

In October to December 2020, the Company borrowed a series of acceptance bills from China Merchants Bank totaled RMB13.5 million (approximately $2.07 million) for various terms through April to June 2021, which was secured by the Company’s cash totaled RMB13.5 million (approximately $2.07 million). The Company repaid the bills through April to June 2021.

The Company borrowed a series of acceptance bills from Agricultural Bank of China totaled RMB31.0 million (approximately $4.8 million) for various terms to October 2021 to March 2022, which was secured by the Company’s cash totaled RMB31.0 million (approximately $4.81 million) (Note 2).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaled RMB39.9 million (approximately $6.19 million) for various terms to October 2021 to March 2022, which was secured by the Company’s cash totaled RMB39.2 million (approximately $6.09 million) (Note 2) and the Company’s bills receivable totaled RMB0.7 million (approximately $0.1 million) (Note 3).

On April 19, 2021, the Company obtained five-year acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB84.4 million (approximately $13.1 million). Any amount drawn under the facilities requires security in the form of cash or bank acceptance bills receivable of at least the same amount. Under the facilities, as of September 30, 2021, the Company borrowed a total of RMB30 million (approximately $4.7 million) from Bank of Ningbo Co., Ltd in the form of bills payable for a various term expiring from October 2021 to February 2022, which was secured by the Company’s cash totaled RMB30 million (approximately $4.66 million) (Note 2).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	September 30,
	2020	2021
Pledged deposits (note 2)	$8,791,499	$15,552,996
Bills receivable (note 3)	-	100,828
Right-of-use assets (note 11)	7,500,780	-
Buildings	16,721,178	-
Machinery and equipment	4,926,886	-
	$37,940,343	$15,653,824

During the three months ended September 30, 2020 and 2021, interest of $402,268 and $19, respectively, was incurred on the Company’s bank borrowings.

During the nine months ended September 30, 2020 and 2021, interest of $1,190,629 and $306,514, respectively, was incurred on the Company’s bank borrowings.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

14.	Loans (continued)

Other Short-term Loans

Other short-term loans as of December 31, 2020 and September 30, 2021 consisted of the following:

		December 31,	September 30,
	Note	2020	2021
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	100,000	100,000
– Mr. Yunfei Li	(b)	278,739	95,574
– Shareholders	(c)	92,446	93,622
		471,185	289,196
Advances from unrelated third party
– Mr. Wenwu Yu	(d)	16,823	17,037
– Mr. Longqian Peng	(d)	689,275	296,770
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(e)	76,586	77,560
		782,684	391,367
		$1,253,869	$680,563

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

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
For the three and nine months ended September 30, 2020 and 2021
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

As of September 30, 2021, earnest money of $93,622 remained outstanding.

(d)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(e)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of September 30, 2021, loan amount of RMB0.5 million ($77,560) remained outstanding.

During the three months ended September 30, 2020 and 2021, interest of $137,000 and $2,370 were incurred on the Company’s borrowings from unrelated parties, respectively.

During the nine months ended September 30, 2020 and 2021, interest of $427,769 and $7,031 were incurred on the Company’s borrowings from unrelated parties, respectively.

15.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2020 and September 30, 2021 consisted of the following:

	December 31,	September 30,
	2020	2021
Construction costs payable (note 1)	$273,279	$2,644,405
Equipment purchase payable	5,431,132	6,824,049
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	2,083,660	1,572,028
Customer deposits	394,536	466,829
Deferred revenue	-	784,000
Other payables and accruals	2,252,733	2,295,164
	$11,645,459	$15,796,594

(a)	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2020 and September 30, 2021, no liquidated damages relating to both events have been paid.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2020 and September 30, 2021, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

16.	Deferred Government Grants

Deferred government grants as of December 31, 2020 and September 30, 2021 consist of the following:

	December 31,	September 30,
	2020	2021
Total government grants	$7,456,308	$8,987,250
Less: Current portion	(151,476)	(153,402)
Non-current portion	$7,304,832	$8,833,848

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving the Company facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized $23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized in the three and nine months ended September 30, 2020 and 2021.

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

On June 23, 2020, BAK Asia, the Company wholly-owned Hong Kong subsidiary, entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), pursuant to which the Company intended to develop certain lithium battery projects that aim to have a production capacity of 8Gwh. Gaochun EDZ agreed to provide various support to facilitate the development and operation of the projects. As of the date of this report, the Company received RMB30 million (approximately $4.7 million) subsidy from Gaochun EDZ. The Company will recognize the government subsidies as income or offsets them against the related expenditures when there are no present or future obligations for the subsidized projects.

The Company offset government grants of $35,713 and $38,207 for the three months ended September 30, 2020 and 2021 and $106,020 and $114,606 for the nine months ended September 30, 2020 and 2021, respectively, against depreciation expenses of the Dalian facilities.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

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
For the three and nine months ended September 30, 2020 and 2021
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

No provision for income taxes in the United States or elsewhere has been made as CBAK had no taxable income for the three and nine months ended September 30, 2020 and 2021.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three and nine months ended September 30, 2019 and 2020 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax

The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the three months and nine months ended September 30, 2020 and 2021.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Income (Loss) before income taxes	$41,715	$20,023,221	$(3,510,563)	$52,351,612
United States federal corporate income tax rate	21%	21%	21%	21%
Income tax (credit) expenses computed at United States statutory corporate income tax rate	8,760	4,204,877	(737,218)	10,993,839
Reconciling items:
Rate differential for PRC earnings	15,480	(104,422)	(79,959)	(132,095)
Non-deductible expenses (non-taxable income)	38,529	(4,764,089)	187,432	(11,993,447)
Share based payments	33,973	19,067	129,333	70,007
Valuation allowance on deferred tax assets	(96,742)	644,567	500,412	1,061,696
Income tax expenses	$-	$-	$-	$-

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

18.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(a)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2020 and September 30, 2021 are presented below:

	December 31,	September 30,
	2020	2021
Deferred tax assets
Trade accounts receivable	$1,354,762	$1,248,059
Inventories	575,575	646,198
Property, plant and equipment	1,271,986	1,130,024
Impairment on non-marketable equity securities	-	173,317
Provision for product warranty	497,901	499,574
Net operating loss carried forward	31,060,254	32,125,002
Valuation allowance	(34,760,478)	(35,822,174)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of December 31, 2020 and September 30, 2021, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $37,536,687 and $45,154,800, respectively, which will expire in various years through 2023 to 2029. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2021 through September 30, 2021 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2021	$7,511,182	$-	$7,511,182
Increase in unrecognized tax benefits taken in current period	95,495	-	95,495
Balance as of September 30, 2021	$7,606,677	$-	$7,606,677

As of December 31, 2020 and September 30, 2021, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
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

As of September 30, 2021, there was no unrecognized stock-based compensation associated with the above restricted shares. As of September 30, 2021, 1,667 vested shares were to be issued.

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

As of September 30, 2021, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
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

The Company recorded non-cash share-based compensation expense of $54,845 and $202,880 for the three and nine months ended September 30, 2021, respectively, in respect of the restricted shares granted on August 23, 2020.

As of September 30, 2021, non-vested restricted share units granted on August 23, 2019 are as follows:

Non-vested share units as of January 1, 2021	855,504
Granted	-
Vested	(565,663)
Forfeited	(12,668)
Non-vested share units as of September 30, 2021	277,173

As of September 30, 2021, there was unrecognized stock-based compensation $104,307 associated with the above restricted share units. As of September 30, 2021, 277,165 vested shares were to be issued.

Restricted shares granted on October 23, 2020

On October 23, 2020, pursuant to the Company’s 2015 Equity Incentive Plan, the Compensation Committee granted an aggregate of 100,000 restricted share units of the Company’s common stock to an employee of the Company. In accordance with the vesting schedule of the grant, the restricted shares will vest semi-annually in 6 equal installments over a three year period with the first vesting on October 30, 2020. The fair value of these restricted shares was $3 per share on October 23, 2020. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method.

The Company recorded non-cash share-based compensation expense of $35,948 and $130,485 for three and nine months ended September 30, 2021, respectively, in respect of the restricted shares granted on October 23, 2020.

As of September 30, 2021, non-vested restricted share units granted on October 23, 2020 are as follows:

Non-vested shares as of January 1, 2021	83,333
Vested	(16,667)
Forfeited	-
Non-vested shares as of September 30, 2021	66,666

As of September 30, 2021, there was unrecognized stock-based compensation of $77,324 associated with the above restricted shares. As of September 30, 2021, nil vested shares were to be issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and nine months ended September 30, 2021.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

20.	Income (Loss) Per Share

The following is the calculation of income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Net income (loss)	$41,715	$20,023,221	$(3,510,563)	$52,351,612
Less: Net loss (income) attributable to non-controlling interests	2,532	(3,487)	(2,386)	(21,995)
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	44,247	20,019,734	(3,512,949)	52,329,617

Weighted average shares outstanding – basic (note)	64,909,894	88,419,998	59,569,498	87,043,490
Dilutive unvested restricted stock	490,164	289,212	-	305,520
Weighted average shares outstanding – diluted	65,400,058	88,709,210	59,569,498	87,349,010

Income (loss) per share of common stock
Basic	$0.00	$0.23	$(0.06)	$0.60
Diluted	$0.00	$0.23	$(0.06)	$0.60

Note:	Including 284,332 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and nine months ended September 30, 2020; and 282,999 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and nine months ended September 30, 2021.

For the three and nine months ended September 30, 2021, 9,092,499 shares purchasable under warrants were excluded from EPS calculation, as their effects were anti-dilutive.

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
For the three and nine months ended September 30, 2020 and 2021
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

There was a total of 9,092,499 warrants issued and outstanding as of September 30, 2021.

The fair value of the outstanding warrants was calculated using Binomial Model based on backward induction with the following assumptions:

Warrants issued in the 2020 Financing

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date (Inception Date)	December 10, 2020	December 10, 2020
Market price per share (USD/share)	$5.36	$5.36
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.2%	0.2%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	3.0 years	3.5 years
Expected volatility	211.5%	211.5%

Appraisal Date	December 31, 2020	December 31, 2020
Market price per share (USD/share)	$5.06	$5.06
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.2%	0.2%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	2.9 years	3.4 years
Expected volatility	187.6%	187.6%

Appraisal Date	September 30, 2021	September 30, 2021
Market price per share (USD/share)	$2.33	$2.33
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.3%	0.4%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	2.2 years	2.7 years
Expected volatility	133.5%	127.4%

Warrants issued in the 2021 Financing

Warrants holder	Investor Warrants			Placement Agent Warrants
Appraisal Date (Inception Date)	Series A1 February 10, 2021	Series A2 February 10, 2021	Series B February 10, 2021	February 10, 2021
Market price per share (USD/share)	$7.36	$7.36	$7.36	$7.36
Exercise price (USD/price)	7.67	7.67	7.83	9.204
Risk free rate	0.2%	0.3%	0.0%	0.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term/ Contractual life (years)	3.5 years	3.8 years	0.3 years	3.5 years
Expected volatility	121.8%	119.5%	214.5%	121.8%

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

21.	Warrants (continued)

Warrants issued in the 2021 Financing (continued)

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	Series A1 September 30, 2021	September 30, 2021
Market price per share (USD/share)	2.33	2.33
Exercise price (USD/price)	7.67	9.204
Risk free rate	0.5%	0.5%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	2.9 years	2.9 years
Expected volatility	126.9%	126.9%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	December 31,	September 30,
	2020	2021
Balance at the beginning of period	$-	$17,783,000
Warrants issued to institution investors	17,980,000	47,519,000
Warrants issued to placement agent	1,875,000	2,346,000
Warrants redeemed	-	-
Fair value change of warrants included in earnings	(2,072,000)	(57,174,000)
	$17,783,000	$10,474,000

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2021	4,175,512	$6.46	3.0
Exercisable at January 1, 2021	3,795,920	$6.46	2.9
Granted	11,621,967	7.79	2.3
Exercised / surrendered	-	-
Expired	6,704,980	7.78	-
Outstanding at September 30, 2021	9,092,499	7.19	2.58
Exercisable at September 30, 2021	9,092,499	7.19	2.58

22.	Fair Value of Financial Instruments

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

23.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2020 and September 30, 2021, the Company had the following contracted capital commitments:

	December 31,	September 30,
	2020	2021
For construction of buildings	$2,465,092	$638,162
For purchases of equipment	10,308,416	8,415,341
Capital injection	228,115,914	140,386,490
	$240,889,422	$149,439,993

(ii)	Litigation

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
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

23.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. The Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe conducted a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,344,605 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $261,316 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $245,530 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $30,826 (RMB209,312) that CBAK Power has paid. As of September 30, 2021, CBAK Power have not received the final judgement amount totaled $0.3 million (RMB 1,876,458) from Shenzhen Huijie. Shenzhen Huijie filed an appellate petition to High Peoples’ Court of Liaoning (“Court of Liaoning”) to appeal the adjudication dated on June 28, 2020. In April 2021, the Court of Liaoning rescinded the original judgement and remanded the case to the Court of Dalian for retrial. Upon receiving the notice from the Court of Liaoning, CBAK Power has accrued the construction cost of $0.9 million (RMB6,135,860) as of September 30, 2021.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,692,173), including goods amount of RMB17,428,000 ($2,566,716) and interest of RMB851,858 ($125,458). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,566,716) and the interest until the goods amount was paid off, and a litigation fee of RMB131,480 ($19,364). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. On June 29, 2018, the Company filed application petition with the Court of Zhuanghe for enforcement of the judgement against all of Anyuan Bus’s shareholders, including Jiangxi Zhixin Automobile Co., Ltd, Anyuan Bus Manufacturing Co., Ltd, Anyuan Coal Group Co., Ltd, Qian Ronghua, Qian Bo and Li Junfu. On October 22, 2018, the Court of Zhuanghe issued a judgment supporting the Company’s petition that all the Anyuan Bus’s shareholders should be liable to pay the Company the debt as confirmed under the trial. On November 9, 2018, all the shareholders of Anyuan Bus appealed against the judgment after receiving the notice from the Court. On March 29, 2019, the Company received judgment from the Court of Zhuanghe that all these six shareholders cannot be added as judgment debtors. On April 11, 2019, the Company filed appellate petition to the Intermediate Peoples’ Court of Dalian challenging the judgment from the Court of Zhuanghe. On October 9, 2019, the Intermediate Peoples’ Court of Dalian dismissed the appeal by the Company and affirmed the original judgment. As of December 31, 2020 and September 30, 2021, the Company had made a full provision against the receivable from Anyuan Bus of RMB 17,428,000 ($2,703,424).

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

23.	Commitments and Contingencies (continued)

(ii)	Litigation (continued)

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Shenzhen Haoneng Technology Co., Ltd. (“Haoneng”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the equipment purchase contract. Haoneng sought a total amount of $266,182 (RMB1,737,797), including equipment purchase cost of $267,428 (RMB1,724,000) and interest amount of $2,106 (RMB13,797). In August 2021, CBAK Power and Haoneng reached an agreement that CBAK Power would pay Haoneng $54,292 (RMB350,000) by end of each month starting from August 2021 and balance of $50,259 (RMB324,000) by end of December 2021 and Haoneng will waive the interest of CBAK Power follow the payment schedule as per the agreement. As of September 30, 2021, CBAK Power has accrued unpaid equipment purchase cost of $158,843 (RMB 1,024,000). In October, CBAK Power has further repaid $54,292 (RMB350,000) to Haoneng according to the payment schedule.

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1.57million (RMB10,257,030), including equipment cost of $1.4 million (RMB9,072,000) and interest amount of $0.17 million (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than RMB 15,120,000 from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB 15,120,000 less purchased amount from Haoneng. Haoneng withdrew the lawsuit against CBAK Power after the agreement is signed. As of September 30, 2021, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $1.4 million (RMB9,072,000) under capital commitments.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

24.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended September 30, 2020 and 2021 as follows:

	Three months ended September 30,
	2020		2021
Sales of finished goods and raw materials
Customer A	$1,588,192	14.95%	$	*	*
Customer C	1,278,893	12.04%		3,103,626	32.46%
Customer D	*	*		1,081,071	11.31%
Zhengzhou BAK Battery Co., Ltd (note a)	4,269,312	40.20%		*	*
Zhengzhou BAK New Energy Technology Co., Ltd (note d)	1,896,207	17.85%		*	*

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net revenue for the nine months ended September 30, 2020 and 2021 as follows:

	Nine months ended September 30,
	2020		2021
Sales of finished goods and raw materials
Customer A	$5,793,828	26.16%	$2,583,245	10.39%
Customer B	*	*	2,777,456	11.17%
Customer C	2,908,728	13.13%	4,693,308	18.87%
Customer D	*	*	3,360,174	13.51%
Customer E	3,787,585	17.10%	*	*
Zhengzhou BAK Battery Co., Ltd (note a)	4,269,312	19.28%	*	*

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable (net) as of December 31, 2020 and September 30, 2021 as follows:

	December 31, 2020		September 30, 2021
Customer A	$3,148,737	11.23%	$2,845,127	12.94%
Customer C	*	*	3,538,038	16.10%
Zhengzhou BAK Battery Co., Ltd (note a)	15,258,164	54.42%	4,562,413	20.76%

*	Comprised less than 10% of account receivable (net) for the respective period.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

24.	Concentrations and Credit Risk (continued)

(a)	Concentrations (continued)

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended September 30, 2020 and 2021 as follows:

	Three months ended September 30,
	2020			2021
Supplier A	$	*	*	$810,963	13.29%
Supplier B		4,329,602	72.65%	704,401	11.54%

The Company had the following suppliers that individually comprised 10% or more of net purchase for the nine months ended September 30, 2020 and 2021 as follows:

	Nine months ended September 30,
	2020		2021
Supplier B	4,329,602	36.47%	*	*
Shenzhen BAK (note b)	3,841,680	32.35%	*	*

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of accounts payable as of December 31, 2020 and September 30, 2021 as follows:

	December 31, 2020		September 30, 2021
Supplier B	$9,272,478	47.40%	$	*	*
Supplier C	2,017,814	10.32%		970,564	17.99%
Supplier D	*	*		709,952	13.16%

Apart from the above, for the three and nine months ended September 30, 2020 and 2021, the Company recorded the following transactions:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Purchase of inventories from
Zhengzhou BAK Battery Co., Ltd (note a)	-	477,185	-	1,736,494

Sales of finished goods and raw materials to
BAK Shenzhen (note b)	-	-		18,402
Zhengzhou BAK Electronics Co., Ltd (note c)	-	746	-	413,099
Zhengzhou BAK Battery Co., Ltd (note a)	-	6,982		148,564

Apart from the above, the Company recorded the following as of December 31, 2020 and September 30, 2021:

	December 31, 2020	September 30, 2021
Trade accounts and bills receivables, net
Zhengzhou BAK Electronics Co., Ltd (note c)	$-	422,080
Zhengzhou BAK New Energy Technology Co., Ltd (note d)	1,759,050	840,675

Notes:
a	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd.
b	Mr. Xiangqian Li is a director of BAK Shenzhen and Shenzhen BAK.
c	BAK Shenzhen has 95% equity interests in Zhengzhou BAK Electronics Co., Ltd. Up to the date of this report, Zhengzhou BAK Electronics Co., Ltd. repaid $27,839 to the Company.
d	Mr. Xiangqian Li, is a director of Zhengzhou BAK New Energy Technology Co., Ltd. Up to the date of this report, Zhengzhou BAK New Energy Technology Co., Ltd repaid $219,943 to the Company.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2020 and 2021
(Unaudited)
(In US$ except for number of shares)

24.	Concentrations and Credit Risk (continued)

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2020 and September 30, 2021, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

After the disposal of BAK International and its subsidiaries (see Note 1), the Company focused on producing high-power lithium battery cells. Net revenues for the three and nine months ended September 30, 2020 and 2021 were as follows:

Net revenues by product:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
High power lithium batteries used in:
Electric vehicles	$407,802	$6	$741,657	$101,378
Light electric vehicles	22,859	227,333	26,203	335,896
Uninterruptable supplies	5,920,683	9,335,146	17,109,005	23,911,865
	6,351,344	9,562,485	17,876,865	24,349,139
Raw materials used in lithium batteries	4,269,312	(295)	4,269,312	518,254
Total	$10,620,656	$9,562,190	$22,146,177	$24,867,393

Net revenues by geographic area:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Mainland China	$10,007,044	$8,302,259	$21,243,763	$21,304,496
Europe	506,606	1,042,996	770,406	3,322,534
Others	107,006	216,935	132,008	240,363
Total	$10,620,656	$9,562,190	$22,146,177	$24,867,393

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“CBAK Trading” are to our PRC subsidiary, Dalian CBAK Trading Co., Ltd.;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd;

●	“CBAK Suzhou” are to our PRC subsidiary, CBAK New Energy (Suzhou) Co., Ltd;

●	“CBAK Energy” are to our PRC subsidiary, Dalian CBAK Energy Technology Co., Ltd.

●	“BAK Investments” are to our Hong Kong subsidiary, BAK Asia Investments Limited;

●	“CBAK Nanjing” are to our PRC subsidiary, CBAK New Energy (Nanjing) Co., Ltd;

●	“Nanjing CBAK” are to our PRC subsidiary, Nanjing CBAK New Energy Technology Co., Ltd.

●	“Nanjing Daxin” are to our PRC subsidiary, Nanjing Daxin New Energy Automobile Industry Co., Ltd.

●	“Jiangsu Daxin” are to our PRC subsidiary, Daxin New Energy Automobile Technology (Jiangsu) Co., Ltd.

●	“China” and “PRC” are to the People’s Republic of China;

●	“RMB” are to Renminbi, the legal currency of China;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

As of September 30, 2021, we report financial and operational information in one segment: high-power lithium battery cells production.

We currently conduct our business through seven wholly-owned operating subsidiaries in China. We own these operating subsidiaries through BAK Asia and BAK Investments, which are investment holding companies formed under the laws of Hong Kong.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on April 13, 2021 and other reports filed with the SEC, we have been expanding our manufacturing capabilities through construction of new production lines in Nanjing and Dalian, China. To maintain our competitive position, we are also developing the model 32140 large-sized cylindrical “tabless” battery and the special 26650 lithium battery designed for application in ultra-low temperature. In addition, we have been developing our light electric vehicle business via our PRC subsidiary, Nanjing Daxin. On January 18, 2021, Nanjing Daxin established a branch in Tianjin City for the production of light electric vehicles. On August 4, 2021, Nanjing Daxin established a wholly owned subsidiary, Daxin New Energy Automobile Technology (Jiangsu) Co., Ltd., or Jiangsu Daxin, to focus on light electric vehicle technology.

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

On May 10, 2021, we entered into that Amendment No. 1 to the Series B Warrant (the “Series B Warrant Amendment”) with each of the holders of the Company’s outstanding Series B warrants. Pursuant to the Series B Warrant Amendment, the term of the Series B warrants was extended from May 11, 2021 to August 31, 2021. As of September 30, 2021, Series B warrants, together with Series A-2 warrants, all expired.

Recent Business Developments

Hitrans Acquisition

On April 1, 2021, CBAK Power entered into a framework investment agreement (the “Letter of Intent”) with Hangzhou Juzhong Daxin Asset Management Co., Ltd. ("Juzhong Daxin") for a potential acquisition of Zhejiang Hitrans Lithium Battery Technology Co., Ltd ("Hitrans," formerly known as Zhejiang Meidu Hitrans Lithium Battery Technology Co., Ltd). Juzhong Daxin was the trustee of 85% of equity interests of Hitrans and had the voting right and right to dividend over the 85% of equity interests. Subject to definitive acquisition agreements to be entered into among the parties, including shareholders owning the 85% equity interests of Hitrans, CBAK Power intended to acquire 85% of equity interests of Hitrans in cash in 2021, and CBAK Power paid $3.10 million (RMB20,000,000) to Juzhong Daxin as a security deposit in connection with the Letter of Intent. Hitrans is an unrelated third party of the Company engaging in researching, manufacturing and sale of battery raw materials and is one of the major suppliers of the Company in fiscal 2020.

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

As of the date of the Acquisition Agreement, the 25% ownership of Hitrans held by Hitrans management shareholders was frozen as a result of a lawsuit arising from the default by Hitrans management shareholders on debts borrowed from Zhejiang Meidu Pawn Co., Ltd. (“Pawn Co.”) whereby the 25% ownership of Hitrans was pledged as collateral. Pursuant to the Acquisition Agreement, Mr. Junnan Ye (“Mr. Ye”), acting as an intermediary, shall first acquire 22.5% ownership of Hitrans, free of any encumbrances, from Hitrans management shareholders. Within five days of CBAK Power’s obtaining 21.56% ownership of Hitrans from Mr. Ye, CBAK Power shall pay approximately RMB40.74 million ($6.31 million) in cash, which amount shall be used toward the repayment of debts due to Pawn Co. On July 23, 2021, CBAK Power paid RMB40.74 million (approximately $6.31 million) in cash to Mr. Ye.

In addition, as of the date of the Acquisition Agreement, Meidu Graphene’s 60% ownership of Hitrans was frozen as a result of a court proceeding arising from Hitrans’s failure to make payments to New Era in connection with the purchase of land use rights, plants, equipment, pollution discharge permit and other assets (the “Assets”) under certain asset transfer agreements as well as Meidu Graphene’s guarantee for Hitrans’s payment obligations thereunder. As a part of the transaction, CBAK Power entered into a loan agreement with Hitrans to lend Hitrans approximately RMB131 million ($20.28 million) (the “Hitrans Loan”) by remitting approximately RMB131 million ($20.28 million) into the account of Shaoxing Intermediate People’s Court (the “Court”) to remove the freeze on Meidu Graphene’s 60% ownership of Hitrans. Pursuant to the Acquisition Agreement, Juzhong Daxin shall return RMB15 million ($2.32 million) of the security deposit to CBAK Power before CBAK Power wires approximately RMB131 million ($20.28 million) to the Court and will retain RMB5 million ($0.77 million) as commission for facilitating the acquisition. As of the date of this report, Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power.

CBAK Power shall pay all other fees due to Juzhong Daxin in accordance with the Letter of Intent. According to the Acquisition Agreement, Mr. Ye will first acquire 60% ownership of Hitrans, free of any encumbrances, from Meidu Graphene. Thereafter, CBAK Power will assign RMB118 million ($18.27 million) of the Hitrans Loan to Mr. Junnan Ye as consideration for the acquisition of 60% ownership of Hitrans from Mr. Ye (the “Assignment”). Hitrans shall repay RMB118 million ($18.27 million) to Mr. Ye in accordance with a separate loan repayment agreement (the “Loan Repayment Agreement”) to be entered into among Mr. Ye, Hitrans, CBAK Power and Mr. Haijun Wu, the CEO of Hitrans. Under the Loan Repayment Agreement, Hitrans shall repay Mr. Ye at least RMB70 million ($10.84 million) within two months of obtaining the title to the Assets from New Era and the remaining balance by December 31, 2021, with a fixed interest of RMB3.5 million ($0.54 million) which can be reduced by up to RMB1 million ($0.15 million) if the loan is repaid before its due date. CBAK Power provides guarantee to Mr. Ye on Hitrans’s repayment obligations under the Loan Repayment Agreement. Hitrans shall repay the remaining approximately RMB13 million ($2.01 million) of the Hitrans Loan to CBAK Power at an interest rate of 6% per annum, maturing in one year from the date of the Assignment.

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

Financial Performance Highlights for the Quarter Ended September 30, 2021

The following are some financial highlights for the quarter ended September 30, 2021:

●	Net revenues: Net revenues decreased by $1.1 million, or 10.0%, to $9.6 million for the three months ended September 30, 2021, from $10.6 million for the same period in 2020. However, net revenues from sales of high power lithium batteries increased by 51% for the three months ended September 30, 2021 as compared to the same period of 2020.

●	Gross profit: Gross profit was $1.1 million, representing a decrease of $0.3 million, for the three months ended September 30, 2021, from gross profit of $1.4 million for the same period in 2020.

●	Operating profit (loss): Operating loss was $3.2 million for the three months ended September 30, 2021, reflecting an increase of $3.6 million in loss from an operating profit of $0.4 million for the same period in 2020.

●	Net profit (loss): Net profit was $20.0 million for the three months ended September 30, 2021, compared to a net profit of $41,715 for the same period in 2020, reflecting an increase of $20.0 million, or 47,437%.

●	Fully diluted income per share: Fully diluted income per share was $0.23 for the three months ended September 30, 2021, as compared to fully diluted loss per share of $0.0007 for the same period in 2020.

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

Change in fair value of warrants liability. We issued warrants in the financings we consummated in December 2020 and February 2021, respectively. These warrants should be accounted for as derivative liabilities, as the warrants are denominated in a currency (U.S. dollar) other than our functional currency.

Income tax expenses. Our subsidiaries in PRC are subject to income tax at a rate of 25%. Our Hong Kong subsidiary BAK Asia and BAK Investments are subject to a profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, PRC, our Hong Kong subsidiaries had not paid any such tax.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2021

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months ended September 30,		Change
	2020	2021	$	%
Net revenues	$10,620	$9,562	(1,058)	(10)
Cost of revenues	(9,246)	(8,430)	816	(9)
Gross profit	1,374	1,132	(242)	(18)
Operating expenses:
Research and development expenses	446	1,816	1,370	307
Sales and marketing expenses	158	510	352	223
General and administrative expenses	741	2,159	1,418	191
Recovery of doubtful accounts	(364)	(178)	186	(51)
Total operating expenses	981	4,307	3,326	339
Operating profit (loss)	393	(3,175)	(3,568)	(908)
Finance expenses, net	(358)	129	487	(136)
Other income, net	6	70	64	1067
Impairment of non-marketable equity securities	-	1	1	-
Change in fair value of warrants	-	22,998	22,998	-
Income before income tax	41	20,023	19,982	48,737
Income tax expenses	-	-	-	-
Net income	41	20,023	19,982	48,737
Less: Net income (loss) attributable to non-controlling interests	3	(4)	(7)	(233)
Net income attributable to shareholders of CBAK Energy Technology, Inc.	$44	$20,019	19,975	45,398

Net revenues. Net revenues were $9.6 million for the three months ended September 30, 2021, as compared to $10.6 million for the same period in 2020, representing a decrease of $1.06 million, or 10.0%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended September 30,		Change
	2020	2021	$	%
High power lithium batteries used in:
Electric vehicles	$408	$1	(408)	(100)
Light electric vehicles	23	227	204	887
Uninterruptable supplies	5,920	9,336	3,416	58
	$6,351	$9,563	3,212	51
Raw materials used in lithium batteries	4,269	(1)	(4,270)	(100)
Total	$10,620	$9,562	(1,058)	(10)

Net revenues from sales of batteries for electric vehicles were $6 for the three months ended September 30, 2021 as compared to $0.4 million in the same period of 2020, representing a decrease of $0.4 million, or 100%.

Net revenues from sales of batteries for light electric vehicles was $0.2 million for the three months ended September 30, 2021, as compared to $22,859 in the same period of 2020, marking an increase of $0.2 million, or 887%. We will continue to penetrate the market for batteries used in light electric vehicles.

Net revenues from sales of batteries for uninterruptable power supplies was $9.3 million for the three months ended September 30, 2021, as compared with $5.9 million in the same period in 2020, representing an increase of $3.4 million, or 58%. We maintain our focus on this market, and sale of batteries for uninterruptable power supplies continue to grow fast.

Overall, net revenues from sales of high power lithium batteries totaled $9.6 million for the three months ended September 30, 2021, representing a year-over-year growth of 51% compared to the same period of 2020. The new production line installation in the Dalian plant had a temporarily adverse impact on its existing production during the three months ended September 30, 2021.

Net revenues from sales of raw materials used in lithium batteries were nil for the three months ended September 30, 2021, as compared with $4.3 million in the same period in 2020, representing a decrease of $4.3million. The Company did not make new battery raw material trades in this quarter and had a minor adjustment in revenues from previous raw material trades.

Cost of revenues. Cost of revenues was $8.4 million for the three months ended September 30, 2021, as compared with $9.2 million in the same period in 2020. Cost of revenues includes write-down of obsolete inventories which was $0.3 million for both three months ended September 30, 2021 and 2020, respectively. We write down the inventory value whenever there is an indication that it is impaired.  However, further write-down may be necessary if market conditions continue to deteriorate.

Gross profit. Gross profit for the three months ended September 30, 2021 was $1.1 million, or 12% of net revenues, as compared to $1.4 million, or 13% of net revenues for the same period in 2020. The inflation of the price of raw materials resulted in an increase of costs. As a result, we recorded a lower gross profit margin for the three months ended September 30, 2021 as compared with the same period in 2020.

Research and development expenses. Research and development expenses increased to $1.8 million for the three months ended September 30, 2021, as compared to $0.4 million for the same period in 2020, an increase of $1.4 million, or 307%. The increase was primarily resulted from the increase in R&D employees’ salaries and social insurance expenses by approximately $0.6 million. R&D employees’ salaries and social insurance expenses increased due to a growing number of R&D employees at Nanjing CBAK and Nanjing Daxin as well as the expiration of the Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. We also incurred design and development expenses relating to light electric vehicles of $0.4 million and nil for the three months ended September 30, 2021 and 2020, respectively. In addition, we incurred expenses for materials used in battery research and development of $0.4 million and $29,357 for the three months ended September 30, 2021 and 2020, respectively, as a result of our efforts to research and develop upgraded battery products with lower costs and better performance.

Sales and marketing expenses. Sales and marketing expenses increased to $0.5 million for the three months ended September 30, 2021, as compared to approximately $0.2 million for the same period in 2020, an increase of approximately $0.3 million, or 223%. As a percentage of revenues, sales and marketing expenses were 5.3% and 1.5% of net revenues for the three months ended September 30, 2021 and 2020, respectively. The increase was resulted from an increase of salaries, social insurance and staff welfare expenses for sales and marketing employees by approximately $0.2 million. Sales and marketing employees’ social insurance expenses increased in part due to the expiration of the Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. Moreover, in light of our good revenue performance, we increased sales and marketing employees’ salaries and welfare.

General and administrative expenses. General and administrative expenses increased to $2.2 million for the three months ended September 30, 2021, as compared to approximately $0.7 million for the same period in 2020, an increase of approximately $1.5 million, or 191%. The increase was primarily a result of the significant increase in administrative employees’ salaries and social insurance expenses by approximately $0.6 million. Administrative employees’ social insurance expenses increased due to a growing number of employees at Nanjing CBAK and Nanjing Daxin as well as the expiration of the Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. In addition, our rental expenses increased by approximately $0.2 million, as Nanjing CBAK and Nanjing Daxin rented warehouse and staff dormitory.

Recovery of doubtful accounts. Recovery of doubtful accounts was $0.2 million for the three months ended September 30, 2021, as compared to a recovery of doubtful accounts of $0.4 million for the same period in 2020. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. We have recovered $0.2 million of cash from customers in the three months ended September 30, 2021.

Operating profit (loss). As a result of the above, our operating loss totaled $3.2 million for the three months ended September 30, 2021, as compared to an operating profit of $0.4 million for the same period in 2020, representing a decrease in operating profit of $3.6 million.

Finance income (expenses), net. Finance income, net was $0.1 million for the three months ended September 30, 2021, as compared to finance expenses of $0.4 million for the same period in 2020, representing an increase in income of $0.5 million, or 136% as a result of lower loan balances in 2021 and more interest income generated from vehicle leasing.

Other income, net. Other income was $69,970 for the three months ended September 30, 2021, as compared to other income of $5,873 for the same period 2020.

Changes in fair value of warrants liability. We issued warrants in the financings we consummated in December 2020 and February 2021, respectively. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency. The change in fair value of warrants liability is mainly due to the share price decline.

Income tax. Income tax was nil for the three months ended September 30, 2021 and 2020, respectively.

Net income. As a result of the foregoing, we had a net income of $20.0 million for the three months ended September 30, 2021, compared to a net income of $41,715 for the same period in 2020.

Comparison of Nine Months Ended September 30, 2020 and 2021

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months ended September 30,		Change
	2020	2021	$	%
Net revenues	$22,146	$24,867	2,721	12
Cost of revenues	(20,478)	(20,798)	(320)	2
Gross profit	1,668	4,069	2,401	144
Operating expenses:
Research and development expenses	1,130	3,345	2,215	196
Sales and marketing expenses	352	1,263	911	259
General and administrative expenses	2,614	5,824	3,210	123
Provision for (recovery of) doubtful accounts	64	(437)	(501)	(783)
Total operating expenses	4,160	9,995	5,835	140
Operating loss	(2,492)	(5,926)	(3,434)	(138)
Finance (expenses) income, net	(1,171)	174	1,345	115
Other income, net	152	1,619	1,467	965
Impairment of non-marketable equity securities	-	(690)	(690)	-
Change in fair value of warrants	-	57,174	57,174	-
(Loss) income before income tax	(3,511)	52,351	55,862	1591
Income tax expenses	-	-	-	-
Net (loss) income	(3,511)	52,351	55,862	1591
Less: Net loss attributable to non-controlling interests	(2)	(22)	(20)	(1000)
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	(3,513)	52,329	55,842	1590

Net revenues. Net revenues were $24.9 million for the nine months ended September 30, 2021, as compared to $22.1 million for the same period in 2020, representing an increase of $2.7 million, or 12%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Nine months ended September 30,		Change
	2020	2021	$	%
High power lithium batteries used in:
Electric vehicles	$742	$101	(641)	(86)
Light electric vehicles	26	336	310	1192
Uninterruptable supplies	17,109	23,912	6,803	40
	17,877	24,349	6,472	36
Raw materials used in lithium batteries	4,269	518	(3,751)	(88)
Total	$22,146	$24,867	2,721	12

Net revenues from sales of batteries for electric vehicles was $0.1 million for the nine months ended September 30, 2021 as compared to $0.7 million in the same period of 2020, representing a decrease of $0.6 million, or 86%.

Net revenues from sales of batteries for light electric vehicles was $0.3 million for the nine months ended September 30, 2021, as compared to $26,203 in the same period of 2020, marking an increase of $0.3 million, or 1,192%. We will continue to penetrate the market for batteries used in light electric vehicles.

Net revenues from sales of batteries for uninterruptable power supplies was $23.9 million in the nine months ended September 30, 2021, as compared with $17.1 million in the same period in 2020, representing an increase of $6.8 million, or 40%. We maintain our focus on this market, and sales of batteries for uninterruptable power supplies continue to grow fast.

Net revenues from sales of raw materials used in lithium batteries were $0.5 million for the nine months ended September 30, 2021, as compared with $4.2 million in the same period in 2020, representing a decrease of $3.8 million, or 88%.

Cost of revenues. Cost of revenues increased to $20.8 million for the nine months ended September 30, 2021, as compared to $20.5 million for the same period in 2020, an increase of $0.3 million, or 2%. Cost of revenues included write-down of obsolete inventories which were $0.7 million for both nine months ended September 30, 2021 and 2020. We write down the inventory value whenever there is an indication that it is impaired.  However, further write-down may be necessary if market conditions continue to deteriorate.

Gross profit. Gross profit for the nine months ended September 30, 2021 was $4.1 million, or 16% of net revenues as compared to $1.7 million, or 8% of net revenues, for the same period in 2020, representing an increase in gross profit of $2.4 million. Gross profit margin improved due to productivity increase, cost control and upgrades to production lines.

Research and development expenses. Research and development expenses increased to approximately $3.3 million for the nine months ended September 30, 2021, as compared to approximately $1.1 million for the same period in 2020, an increase of $2.2 million, or 196%. The increase was primarily resulted from an increase in R&D employees’ salaries and social insurance expenses by approximately $1.1 million. R&D employees’ social insurance expenses increased due to a growing number of employees at Nanjing CBAK and Nanjing Daxin as well as the expiration of Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. We also incurred design and development expenses relating to light electric vehicles of $0.6 million and nil for the nine months ended September 30, 2021 and 2020, respectively. In addition, we incurred expenses for materials used in battery research and development of $0.4 million and $29,357 for the nine months ended September 30, 2021 and 2020, respectively, as a result of the Company’s efforts to research and develop upgraded battery products with lower costs and better performance.

Sales and marketing expenses. Sales and marketing expenses were $1.3 million for the nine months ended September 30, 2021, as compared to $0.4 million for the same period in 2020, an increase of $0.9 million, or 259%. As a percentage of revenues, sales and marketing expenses were 5.1% and 1.6% of revenues for the nine months ended September 30, 2021 and 2020, respectively. The increase mainly resulted from an increase in salaries, social insurance and staff welfare expenses for sales and marketing employees by approximately $0.4 million. Sales and marketing employees’ social insurance expenses increased in part due to the expiration of the Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. Moreover, given the growth in revenue, we increased sales and marketing employees’ salaries and welfare. In addition, we attended several exhibitions to increase our brand awareness and incurred exhibition expenses of approximately $0.2 million and $18,879 for the nine months ended September 30, 2021 and 2020, respectively.

General and administrative expenses. General and administrative expenses increased to $5.8 million for the nine months ended September 30, 2021, as compared to $2.6 million for the same period in 2020, representing an increase of $3.2 million, or 123%. The increase was primarily resulted from the significant increase in administrative employees’ salaries and social insurance expenses by approximately $1.6 million. Administrative employees’ social insurance expenses increased due to a growing number of employees at Nanjing CBAK and Nanjing Daxin as well as the expiration of the Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. In addition, our rental expenses increased by approximately $0.3 million, as Nanjing CBAK and Nanjing Daxin rented warehouse and staff dormitory. Moreover, our expenses increased by $0.8 million due to the numbers of shareholder meetings held, an increased number of issuance of shares and increase of consultancy and recruitment expenses in the nine months ended September 30, 2021, as compared to the same period in 2020.

Provision for(recovery of) doubtful accounts. Recovery of doubtful accounts was $437,475 for the nine months ended September 30, 2021, as compared to provision for doubtful accounts, $63,534, for the same period in 2020. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $5.9 million for the nine months ended September 30, 2021, as compared to $2.5 million for the same period in 2020, representing an increase of $3.4 million in loss, or 138%.

Finance income (expenses), net. Finance income, net increased to $0.2 million for the nine months ended September 30, 2021, as compared to finance expenses approximately $1.2 million for the same period last year, representing an increase of $1.3 million in finance income, or 115% as a result of lower loan balances in 2021 and more interest income generated from vehicle leasing.

Other income. Other income was $1,619,194 for the nine months ended September 30, 2021, as compared to approximately $152,171 for the same period 2020. The increase was primarily resulted from debts relief from materials and equipment suppliers.

Impairment of non-marketable equity securities. In April 2021, we invested RMB9 million (approximately $1.4 million) to acquire approximately 9.7% of the equity interests of DJY. We assessed the carrying value of non-marketable equity securities during the nine months ended September 30, 2021 and recognized an impairment of non-marketable equity securities of $690,585.

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

Income tax. Income tax was nil and nil for the nine months ended September 30, 2021 and 2020, respectively.

Net (loss) income. As a result of the foregoing, we had a net income of $52.4million for the nine months ended September 30, 2021, compared to a net loss of $3.5 million for the same period in 2020.

Liquidity and Capital Resources

We have financed our liquidity requirements from long-term and short-term bank loans, other short-term loans and bills payable under bank credit agreements, advances from our related and unrelated parties, and issuance of capital stock and other securities to investors.

We generated a net income of $52.4 million for the nine months ended September 30, 2021. As of September 30, 2021, we had cash and cash equivalents and restricted cash of $17.5 million. Our total current assets were $59.6 million and our total current liabilities were $49.4 million, resulting in a net working capital of $10.2 million.

We had an accumulated deficit from recurring losses from operations and short-term debt obligations as of December 31, 2020 and September 30, 2021. As of December 31, 2020, we had a working capital deficiency of $10.5 million. These factors raise substantial doubts about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2020 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern. We are currently expanding our product lines and manufacturing capacity and developing the new business of producing light electric vehicles in our Dalian and Nanjing plants, which requires more funding to finance the expansion. We plan to renew our bank borrowings upon maturity and raise additional funds through bank borrowings and equity financing to meet our daily cash demands. However, there can be no assurance that we will be successful in obtaining such financing.

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

From October to December 2020, we borrowed a series of acceptance bills from China Merchants Bank totaling RMB13.5 million (approximately $2.07 million) for various terms through April to June 2021, which were secured by our cash totaling RMB13.5 million (approximately $2.07 million). We repaid the bills from April to June 2021.

We borrowed a series of acceptance bills from Agricultural Bank of China totaled RMB31.0 million (approximately $4.8 million) for various terms expiring from October 2021 to March 2022, which was secured by the Company’s cash totaled RMB31.0 million (approximately $4.81 million).

We borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaled RMB39.9 million (approximately $6.19 million) for various terms expiring from October 2021 to March 2022, which was secured by the Company’s cash totaled RMB39.2 million (approximately $6.09 million) and the Company’s bills receivable totaled RMB0.7 million (approximately $0.1 million).

On April 19, 2021, we obtained five-year acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB84.4 million (approximately $13.1 million). Any amount drawn under the facilities requires security in the form of cash or bank acceptance bills receivable of at least the same amount. Under the facilities, as of September 30, 2021, the Company borrowed a total of RMB30 million (approximately $4.7 million) from Bank of Ningbo Co., Ltd in the form of bills payable for various terms expiring from October 2021 to February 2022, which was secured by the Company’s cash totaled RMB30 million (approximately $4.66 million).

As of September 30, 2021, we had un-utilized committed banking facilities of $8.4 million.

Equity and Debt Financings from Investors

We have also obtained funds through private placements, registered direct offerings and other equity and debt financings.

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

On May 10, 2021, we entered into that Amendment No. 1 to the Series B Warrant (the “Series B Warrant Amendment”) with each of the holders of the Company’s outstanding Series B warrants. Pursuant to the Series B Warrant Amendment, the term of the Series B warrants was extended from May 11, 2021 to August 31, 2021. As of September 30, 2021, all of the Series B warrants and Series A-2 warrants had expired.

We currently are expanding our product lines and manufacturing capacity and developing the new business of producing light electric vehicles in our Dalian and Nanjing plants, which requires additional funding to finance the expansion. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We may renew our bank loans upon maturity, if required, and plan to raise additional funds through bank borrowings and equity or debt financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining such financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from other lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2020	2021
Net cash provided by (used in) operating activities	$4,899	$(7,240)
Net cash used in investing activities	(2,033)	(47,504)
Net cash (used in) provided by financing activities	(2,329)	51,049
Effect of exchange rate changes on cash and cash equivalents	231	570
Net increase (decrease) in cash and cash equivalents and restricted cash	768	(3,125)
Cash and cash equivalents and restricted cash at the beginning of period	7,134	20,671
Cash and cash equivalents and restricted cash at the end of period	$7,902	$17,546

Operating Activities

Net cash used in operating activities was $7.2 million in the nine months ended September 30, 2021, as compared to net cash provided by operating activities of $4.9 million in the same period in 2020. The net cash used in operating activities in the nine months ended September 30, 2021 was mainly attributable to an increase of $4.6 million in inventories, an increase of $2.2 million in prepayments and other receivables and a decrease of $7.6 million in trade accounts and bills payable partially offset by our net loss of $1.5 million (before loss on disposal of property, plant and equipment, non-cash depreciation and amortization, recovery of doubtful debts, write-down of inventories, share-based compensation, change in fair value of warrant liability and impairment of non-marketable equity securities), an increase of $8.1 million in trade accounts and bills and $1.5 million of government grants received.

Net cash provided by operating activities was $4.9 million in the nine months ended September 30, 2020 was mainly attributable to a decrease of $4.4 million in inventories, an increase of $3.6 million in trade accounts and bills payables, an increase of $4.5 million of trade payables to former subsidiaries, and proceed of government grants of $2.9 million partially offset by our net loss (excluding non-cash depreciation and amortization, provision for doubtful debts, write-down of inventories and share-based compensation) of $0.3 million and an increase of $10.4 million increase in trade accounts and bills receivable.

Investing Activities

Net cash used in investing activities was $47.5 million for the nine months ended September 30, 2021, as compared to $2.0 million in the same period of 2020. The net cash used in investing activities in 2021 mainly consisted of deposit paid for acquisition of a majority-owned subsidiary of $8.3 million, purchase of non-marketable equity securities of $1.4 million and purchase of property, plant and equipment and construction in progress of $17.5 million and loan to Hitrans of $20.2 million.

Net cash used in investing activities was $2.0 million for the nine months ended September 30, 2020 mainly included purchase of property, plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $51.0 million in the nine months ended September 30, 2021, compared to net cash used in financing activities of $2.3 million during the same period in 2020. The net cash provided by financing activities in the nine months ended September 30, 2021 mainly comprised proceeds of $65.5 million from issuance of shares, partially offset by repayment of bank borrowings of $13.9 million, repayment of borrowings from unrelated and related parties of $0.4 million and $0.2 million, respectively.

Net cash used in financing activities was $2.3 million in the nine months ended September 30, 2020 was mainly attributable to repayment of borrowings of $5.6 million to Jilin Province Trust Co. Ltd. and $0.2 million to banks, partially offset by borrowing of $3.5 million from Jilin Province Trust Co. Ltd. under a renewed credit facility and borrowings of $0.3 million from our shareholders.

As of September 30, 2021, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed

Other lines of credit:
Bank of Ningbo Co., Ltd	$13,068	$4,645
Agricultural Bank of China	4,802	4,802
China Zheshang Bank Co., Ltd	6,178	6,178
Total	$24,048	$15,625

Capital Expenditures

We incurred capital expenditures of $2.0 million and $17.5 million in the nine months ended September 30, 2020 and 2021, respectively. Our capital expenditures were used to construct and upgrade our manufacturing facilities in Dalian and Nanjing.

We estimate that our total capital expenditures for the year ending December 31, 2021 will reach approximately $20.0 million. Such funds are primarily used to expand new automatic manufacturing lines of battery as well as light electric vehicle production lines.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2021:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Bills payable	$15,654	$15,654	$-	$-	$-
Payable to former subsidiaries	362	362	-	-	-
Other short-term loans	681	681	-	-	-
Capital injection to CBAK Trading	2,565	2,565	-	-	-
Capital injection to CBAK Energy	26,480	26,480	-	-	-
Capital injection to CBAK Nanjing	44,710	44,710	-	-	-
Capital injection to Nanjing CBAK	56,768	56,768	-	-	-
Capital injection to Nanjing Daxin	5,209	5,209
Capital injection to Juzhong Daxin	4,654	4,654
Capital commitments for construction of buildings	638	638	-	-	-
Capital commitments for purchase of equipment	8,415	8,415	-	-	-
Operating lease obligations	1,670	835	835	-	-
Total	$167,806	$166,971	$835	-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 15, 2021

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

By:	/s/ Xiangyu Pei
Xiangyu Pei
Interim Chief Financial Officer