Form 10-K
period 2021-12-31
CBAK Energy Technology, Inc.
filed 2022-04-15
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $4.71 per share) was approximately $363.3 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 88,705,016 shares of the registrant’s common stock outstanding as of April 13, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CBAK ENERGY TECHNOLOGY, INC.

Annual Report on Form 10-K

i

INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“CBAK Trading” are to our PRC subsidiary, Dalian CBAK Trading Co., Ltd.;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd.;

●	“CBAK Suzhou” are to our 90% owned PRC subsidiary, CBAK New Energy (Suzhou) Co., Ltd.;

●	CBAK Energy” are to our PRC subsidiary, Dalian CBAK New Energy Technology Co., Ltd.;

●	“BAK Investments” are to our Hong Kong subsidiary, BAK Asia Investments Limited;

●	“CBAK Nanjing” are to our PRC subsidiary, CBAK New Energy (Nanjing) Co., Ltd;

●	“Nanjing CBAK” are to our PRC subsidiary, Nanjing CBAK New Energy Technology Co., Ltd.;

●	“Nanjing Daxin” are to our PRC subsidiary, Nanjing Daxin New Energy Automobile Industry Co., Ltd.;

●	“Hitrans” are to our 81.56% owned PRC subsidiary, Zhejiang Hitrans Lithium Battery Technology (we, through CBAK Power, hold 81.56% of registered equity interests of Hitrans, representing 75.57% of paid-up capital);

●	“Guangdong Hitrans” are to Hitrans’s 80% owned PRC subsidiary, Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd.;

●	“Haisheng” are to Hitrans’s wholly-owned PRC subsidiary, Shaoxing Haisheng International Trading Co., Ltd.;

●	“RMB” are to Renminbi, the legal currency of China;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

Disclosures Related to Our China-Based Operations

CBAK Energy Technology, Inc. is a holding company incorporated in Nevada, the United States, with no material operations of its own. We conduct our business through our operating subsidiaries in China. This structure involves unique risks to investors, and you may never directly hold equity interests in the operating entities.

There are significant legal and operational risks associated with having substantially all operations in China, including that changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition, results of operations and the market price of our securities. Moreover, the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our securities or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The PRC government recently initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity (“VIE”) structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We do not believe that our subsidiaries in China are directly subject to these regulatory actions or statements, as we have not carried out any monopolistic behavior, we have never adopted a VIE structure, and our business does not involve any restricted industry or implicate cybersecurity. However, since these statements and regulatory actions by the PRC government are newly published and detailed official guidance and related implementation rules have not been issued or taken effect, uncertainties exist as to how soon the regulatory bodies in China will finalize implementation measures, and the impacts the modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of various risks related to doing business in China, see “Risk Factors — Risks Related to Doing Business in China” beginning on page 14.

Pursuant to the Holding Foreign Companies Accountable Act (the “HFCA Act”) enacted in 2020, the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong because of a position taken by the authorities in such jurisdictions. The PCAOB’s report identified specific registered public accounting firms which are subject to these determinations. Our current registered public accounting firm, Centurion ZD CPA & Co., is headquartered in Hong Kong and was identified in this report as a firm subject to the PCAOB’s determination. Trading in our securities may be prohibited under the HFCA Act if the PCAOB determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely for three consecutive years, and as a result, U.S. national securities exchanges, such as the Nasdaq, may determine to delist our securities. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to the PCAOB inspections for two consecutive years instead of three. We plan to identify and engage an independent public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements prior to the three-year (or two-year under the Accelerating Holding Foreign Companies Accountable Act) deadline of the HFCA Act. See “Risk Factor—Risks Related to Doing Business in China— The audit report included in this Annual Report on Form 10-K was prepared by an auditor who is not inspected by the PCAOB and, as such, you are deprived of the benefits of such inspection, we may be subject to additional Nasdaq listing criteria or other penalties and our securities may be delisted from the U.S. stock market if we were unable to cure the situation to meet the PCAOB inspection requirement in time.” on page 14.

Summary of Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of significant risk factors and uncertainties that may affect our business, which are discussed in more detail below under “Item 1A. Risk Factors” included in this Annual Report on Form 10-K:

●	The audit report included in this Annual Report on Form 10-K was prepared by an auditor who is not inspected by the PCAOB and, as such, you are deprived of the benefits of such inspection, we may be subject to additional Nasdaq listing criteria or other penalties and our securities may be delisted from the U.S. stock market if we were unable to cure the situation to meet the PCAOB inspection requirement in time.

●	The Chinese government may intervene or influence our operations in China at any time, or may exert more control over offerings conducted outside China by and/or foreign investment in China-based issuers, which could result in a material change in our operations and in the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted outside China by and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●	Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	CBAK Energy Technology, Inc., as a holding company incorporated in Nevada, the United States, without material operations of its own, relies on dividends and other distributions on equity paid by its PRC operating subsidiaries for its cash needs.

●	Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

●	The approval of the CSRC or other Chinese regulatory agencies may be required in connection with our future capital-raising activities outside China under Chinese law.

●	Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

●	If the COVID-19 pandemic is not effectively controlled in a short period of time, our business operation and financial condition in the long-term may be materially and adversely affected as a result of any slowdown in economic growth, operation disruptions or other factors that we cannot predict.

●	The acquisition of a controlling interest in Hitrans may fail to result in anticipated benefits but has involved significant investment and commitment of financial and other resources.

●	There are inherent risks associated with new product development and our efforts to develop and market new products could fail.

●	Our failure, if any, to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.

●	Our efforts to enter into the light electric vehicle business could fail.

●	Maintaining our R&D activities and manufacturing operations require significant capital expenditures, and our inability or failure to maintain our operations could have a material adverse impact on our market share and ability to generate revenue.

●	We face intense competition from other battery manufacturers and cathode material and precursor producers, many of which have significantly greater resources.

●	We are dependent on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

●	Our business depends on the growth in demand for light electric vehicles, electric vehicles, electric tools, energy storage, such as UPS application, and other high-power electric devices.

●	Our success, in part, depends on the success of manufacturers of the end applications that use our products, and our failure to gain acceptance of our products from such manufacturers could materially and adversely affect our results of operations and profitability.

●	We do not have product liability insurance for claims against our product quality. Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

●	We do not have long-term purchase commitments from our customers, which may result in significant uncertainties and volatility with respect to our revenue from period to period.

●	We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

●	Numerous factors, many of which are beyond our control, may cause the market price of common stock to fluctuate significantly.

●	Techniques employed by short sellers may drive down the market price of the common stock of CBAK Energy Technology, Inc.

●	Other risks identified in this report and in our other reports filed with the SEC, including those identified in “Item 1A. Risk Factors” below.

v

PART I

ITEM 1. BUSINESS.

Overview of Our Business

We are a manufacturer of new energy high power lithium batteries that are mainly used in light electric vehicles, electric vehicles, electric tools, energy storage including but not limited to uninterruptible power supply (UPS) application, and other high-power applications. Our primary product offering consists of new energy high power lithium batteries, but we are also seeking to expand into the production and sale of light electric vehicles. After completing the acquisition of 81.56% of registered equity interests (representing 75.57% of paid-up capital) of Hitrans in November 2021, we entered into the business of developing and manufacturing NCM precursor and cathode materials. Hitrans is a leading developer and manufacturer of ternary precursor and cathode materials in China, whose products have a wide range of applications including electric vehicles, electric tools, high-end digital products and storage, among others.

We acquired most of our operating assets, including customers, employees, patents and technologies from our former subsidiary BAK International (Tianjin) Ltd. (“BAK Tianjin”). We acquired these assets in exchange for a reduction in accounts receivable from our former subsidiaries that were disposed of in June 2014.

As of December 31, 2021, we report financial and operational information in two segments:  (i) producing high-power lithium battery cells, and (ii) manufacture and sale of materials used in high-power lithium battery cells.

The COVID-19 pandemic has caused disruptions to our operations in 2021. Our Dalian facility’s operations were suspended in November 2021 due to the COVID-19 containment measures adopted by the local government. Hitrans’s production facility in Shangyu, Zhejiang was also temporarily closed from December 9 to 24, 2021 to comply with the local lockdown policy in response to a surge of COVID-19 cases. Notwithstanding, the COVID-19 pandemic has had limited adverse impacts on our operating results for the fiscal year ended December 31, 2021. We generated revenues of $52.7 million and $37.6 million for the fiscal years ended December 31, 2021 and 2020, respectively. We had a net profit of $61.6 million and net loss of $7.8 million in the fiscal years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $122.5 million and net assets of $140.9 million. We had negative cash flows from operating activities, an accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of December 31, 2021.

In the second half of 2021, we completed the capital intensive construction undertakings in Nanjing to expand the Company’s manufacturing capabilities for lithium batteries. In addition, we have been expanding our business by developing new products, fostering new partnerships and strategic acquisition of companies that complement and augment our business.

Favorable Policies for New Energy Vehicles

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

In 2015, to promote the development of electric vehicles industry, the Chinese government issued a subsidy policy named Notice of 2016-2020 New Energy Vehicles Promotion with Financial Support, which regulated subsidies for consumers in purchase of electric vehicles from the central government and local governments. The policy sets forth subsidy standards for various types of electric vehicles based upon the endurance mileage, battery pack energy density, energy consumption level and others, which means new energy vehicles providing long driving range and high technical performance will get higher subsidies. From 2017 to 2020, the Chinese government has gradually reduced the subsidy standards for electric vehicles year by year. On April 23, 2020, the Chinese government extended the subsidy for another two years and the subsidy standards would continue to fall by 10%, 20% and 30% in 2020, 2021 and 2022, respectively. On December 31, 2021, the Chinese government announced to reduce new energy electric vehicle subsidies by 30% in 2022 from 2021. These subsidies are set to be scrapped on December 31, 2022.

On the other hand, for the purposes of establishing a long-term mechanism for the administration of energy conservation and new energy vehicles, and promoting the development of the automobile industry, the Chinese government has implemented several policies to stimulate the increase of new energy vehicles. On December 26, 2017, the Chinese government issued a policy for exemption of purchase tax for electric vehicles for another three years until 2020. In March 2020, the Chinese government extended the purchase tax exemption from 2020 to 2022.

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

On January 21, 2021, the Ministry of Transport of PRC issued a new policy named “the 14th Five-year Development Plan for Green Transport” (the “14th Five-year Plan”), which accelerates the promotion of new energy and clean energy vehicles in the area of urban bus system, taxis and logistical vehicles. The 14th Five-year Plan clearly stipulates that the percentage of new energy vehicles in buses, taxis and logistical vehicles in designated national ecological experimental zones and air pollution control zones shall be no lower than 80%.

On October 24, 2021, the State Council of PRC issued a new policy named the “Action Plan to Peak Carbon Dioxide Emissions before 2030” (the “Action Plan”), which further emphasizes the significance of promotion of clean energy generation facilities and the charging networks for new energy vehicles. The Action Plan reflects the determination of the Chinese government in reduction of carbon dioxide emissions and provides tremendous supports to the development of the new energy industry.

On November 15, 2021, the Chinese Ministry of Industry and Information Technology issued a new policy named “the 14th Five-year Plan for Green Industrial Development”, which clearly sets a target to reach significant achievements in the recycling of batteries in energy storage and power battery area by 2025.

We believe these energy efficiency policies in the long term will result in a healthy development of the new energy vehicles market as a whole. In the short term, the extension of subsidies, to some extent, helps ease the pressure on electric vehicle manufacturers and as a result, will be beneficial to the market of EV batteries in China. In the long term, as the subsidy policy officially comes to an end at the end of 2022, the electric vehicle market will be in full competition. We believe that the market for light electric vehicles including electric bicycles, under this circumstance, will have a big potential to grow. We plan to continue to maintain our focus on the existing cylindrical batteries for UPS market, while directing resources to the light electric vehicle market with our new products featuring higher energy density. Meanwhile, we are also researching new products for electric vehicle market to cater to the EV market demand. We will closely monitor market changes and adjust our operations at appropriate time.

Expansion of Manufacturing Capabilities

In June 2020, our wholly-owned subsidiary, BAK Asia entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), pursuant to which we intend to develop certain lithium battery projects which are expected to have a total production capacity of 8 GWh per year. As of December 31, 2021, we had received government subsidies in an amount of RMB47.1 million (approximately $7.4 million) from Gaochun EDZ. We plan to attain a total capacity of 8 GWh per year to produce lithium batteries for the light electric vehicle (LEV), electric vehicle, and energy storage industries. The Company expects to achieve such capacity expansion through two phases of construction: Phase I is to be completed by the end of 2022 to reach an annual production capacity of 2 GWh. Phase II is to be completed by the end of 2023 to reach the remaining 6 GWh of the planned annual production capacity expansion. The actual production capacity and construction timelines of such battery projects are subject to revision and adjustment based on the market acceptance of our new battery products. We are currently in the first phase construction of facilities, which occupy an area of approximately 10,260 square meters and the second-phase construction is at the design stage. As part of the first phase, we are constructing the production lines of model 32140 battery, a new battery model as further described below. As of December 31, 2021, a total capacity of 0.7 GWh per year was put into operation in Phase I.

Further, we have been constructing a new production line with an annual capacity of 0.4 GWh to produce additional 100,000 model 26650 batteries per day   in Dalian due to increased demands for our model 26650 batteries. As of December 31, 2021, the production line was put into operation. At the same time, the Company continues to renovate its existing facilities, upgrade its equipment, add new equipment, improve its product functionality, and enhance the raw materials and components used for production.

Development of New Battery Models

Currently, our primary battery product offering consists of model 26650, 26700 and 32140 lithium cells which account for approximately 82% of our battery sales in 2021. Model 26650 26700 and 32140 batteries can be used in light electric vehicles, electric vehicles, electric tools, energy storage such as uninterruptible power supply (UPS) application, and other high-power applications.

To maintain our competitive position, we have developed model 32140 large-sized cylindrical “tabless” battery which is being produced in our Nanjing manufacturing center. Model 32140 batteries can be used in end applications such as light electric vehicles, electric vehicles, electric tools and energy storage.

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

Acquisition of a Raw Materials Manufacturer

On July 20, 2021, CBAK Power, a wholly-owned Chinese subsidiary of the Company, entered into a framework agreement relating to CBAK Power’s investment in Zhejiang Hitrans Lithium Battery Technology Co., Ltd, pursuant to which CBAK Power agreed to acquire 81.56% of registered equity interests (representing 75.57% of paid-up capital) of Hitrans (the “Acquisition”). The Acquisition was completed on November 26, 2021.

CBAK Power paid approximately RMB40.74 million ($6.4 million) in cash to acquire 21.56% of registered equity interests (representing 21.18% of paid-up capital) of Hitrans from Hitrans management shareholders. In addition, CBAK Power entered into a loan agreement with Hitrans to lend Hitrans approximately RMB131 million ($20.6 million) (the “Hitrans Loan”) by remitting approximately RMB131 million ($20.6 million) into the account of Shaoxing Intermediate People’s Court to remove the freeze on Zhejiang Meidu Graphene Technology Co., Ltd. (“Meidu Graphene”)’s 60% of registered equity interests (representing 54.39% of paid-up capital) of Hitrans which freeze was imposed as a result of a lawsuit for Hitrans’s failure to make payments in connection with the purchase of land use rights, plants, equipment, pollution discharge permit and other assets (the “Assets”). CBAK Power assigned RMB118 million ($18.5 million) of the Hitrans Loan to Mr. Junnan Ye as consideration for the acquisition of 60% of registered equity interests (representing 54.39% of paid-up capital) of Hitrans from Mr. Ye who, acting as an intermediary, first purchased the 60% of registered equity interests (representing 75.57 % of paid-up capital) of Hitrans from Meidu Graphene. After such assignment, Hitrans shall repay Mr. Ye at least RMB70 million ($10.84 million) within two months of obtaining title to the Assets and the rest RMB48 million ($7.43 million) by December 31, 2021, along with a fixed interest of RMB3.5 million ($0.54 million) which can be reduced by up to RMB1 million ($0.15 million) if the loan is repaid before its due date. Hitrans shall repay the remaining approximately RMB13 million ($2.01 million) of the Hitrans Loan to CBAK Power at an interest rate of 6% per annum. As of January 29, 2022, Hitrans repaid all the loan principal of RMB118 million ($18.5 million) and interest of RMB3.5 million ($0.54 million) to Mr. Ye.

Prior to the Acquisition, CBAK Power and Hangzhou Juzhong Daxin Asset Management Co., Ltd. (“Juzhong Daxin”) entered into a framework investment agreement (the “Letter of Intent”) for a potential acquisition of Hitrans, and CBAK Power paid RMB20 million ($3.10 million) to Juzhong Daxin as a security deposit under the Letter of Intent. On July 27, 2021, Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power. The remaining RMB3 million ($0.5 million) had not yet been repaid by Juzhong Daxin up to the date of this report. The Company is still negotiating with Juzhong Daxin, as Juzhong Daxin believes that according to the Security Acquisition Framework Agreement entered into between CBAK Power and Juzhong Daxin, CBAK Power should pay RMB3 million ($0.5 million) as risk premium for facilitating the acquisition. CBAK Power believes it is not reasonable to pay any of the risk premium in accordance with the terms of the agreement and Juzhong Daxin should return RMB3 million ($0.5 million) to CBAK Power. CBAK Power has taken legal action for the outstanding balance.

As part of the Acquisition, Hitrans obtained title to the Assets. Upon the closing of the Acquisition, CBAK Power became the largest shareholder of Hitrans holding 81.56% of its registered equity interests (representing 75.57% of paid-up capital). As required by applicable Chinese laws, CBAK Power is obliged to make capital contributions for the portion of Hitrans’s registered capital subscribed but unpaid in accordance with the articles of association of Hitrans.

We believe that the acquisition of Hitrans is beneficial in enhancing the Company’s competitiveness in the supply chain.

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

During the period from 2017 to 2019, our largest electric vehicle customers included Dongfeng Autos, Dayun Motor and Yema Auto. Our battery sales in the electric vehicle market have decreased significantly during the period of 2018–2021 as a result of changes to the Chinese government’s new energy vehicle subsidy policies. More specifically, under the subsidy policies, new energy vehicles receive different subsidies based on their driving range and technical performance. New energy vehicles providing long driving range and high technical performance qualify for higher subsidies and the Chinese government has gradually raised the performance thresholds for electric vehicles to receive subsidies over the years. Since 2019, as the battery packs comprising our primary model 26650 batteries were only able to support energy vehicles that qualify for the lowest level of subsidies, electric vehicle producers do not have the incentive to purchase batteries from us. As a result, we had only generated approximately $0.2 million in revenues from electric vehicle customers in 2021. The market where we mainly sell now is the energy storage market. However, we have been looking for opportunities to re-enter the electric vehicle battery market by continuing to develop batteries suitable for electric vehicles and actively cooperating with previous electric vehicle customers in battery pack after-sales service and technical support.

Our Corporate History and Structure

CBAK Energy Technology, Inc. was incorporated in the State of Nevada on October 4, 1999. The shares of common stock of CBAK Energy Technology, Inc. traded in the over-the-counter market through the Over-the-Counter Bulletin Board from 2005 until May 31, 2006, the date when CBAK Energy Technology, Inc. obtained approval to list its common stock on the Nasdaq Global Market, and trading commenced that same date under the symbol “CBAK.” Effective November 30, 2018, the trading symbol for the common stock of CBAK Energy Technology, Inc. was changed from CBAK to CBAT. Effective June 21, 2019, CBAK Energy Technology, Inc.’s common stock started trading on the Nasdaq Capital Market.

We currently conduct our business primarily through (i) three wholly-owned operating subsidiaries in China that we own through BAK Asia, an investment holding company formed under the laws of Hong Kong on July 9, 2013; (ii) CBAK Nanjing, a wholly-owned subsidiary in China that we own through BAK Investments,   an investment holding company formed under the laws of Hong Kong and acquired by us on July 14, 2020; (iii) Nanjing CBAK, a 100% owned subsidiary of CBAK Nanjing; (iv) Nanjing Daxin, a 100% owned subsidiary of CBAK Nanjing; and (v) Hitrans, a subsidiary of CBAK Power, which we owned 81.56% of registered equity interests (representing 75.57% of paid-up capital) owned subsidiary of CBAK Power:

●	CBAK Trading, wholly-owned by BAK Asia, located in Dalian, China, incorporated on August 14, 2013, focuses on the wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service.

●	CBAK Power, wholly-owned by BAK Asia, located in Dalian, China, incorporated on December 27, 2013, focuses on the development and manufacture of high-power lithium batteries.

●	CBAK Suzhou, 90% owned by CBAK Power, located in Suzhou, China, incorporated on May 4, 2018, used to focus on the development and manufacture of new energy high power battery packs. CBAK Suzhou currently does not have any employees working locally. Since its lease expired in October 2019, CBAK Suzhou has stopped using the facilities located at its registered address. Some of its business has been transferred to our subsidiaries in Dalian and CBAK Suzhou’s remaining assets are temporarily stored in our facilities in Dalian. We plan to dissolve CBAK Suzhou in 2022.

●	Hitrans, 81.56% owned by CBAK Power, located in Shangyu, Shaoxing, China, incorporated on December 16, 2015, principally engaged in the business of research and development, production and sales of cathode materials and precursors of lithium batteries.

●	Guangdong Hitrans, 80% owned by Hitrans, located in Dongguan, Guangdong, China, incorporated on July 6, 2018, principally engaged in the business of wastes recycling.

●	Haisheng, wholly-owned by Hitrans, located in Shangyu, Shaoxing, China, incorporated on October 9, 2021, principally engaged in the business of raw materials trading.

●	CBAK Energy, wholly-owned by BAK Asia, located in Dalian, China, incorporated on November 21, 2019, focuses on the development and manufacture of lithium batteries, wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service.

●	CBAK Nanjing, wholly-owned by BAK Investments located in Nanjing, China, incorporated on July 31, 2020, focuses on the development and manufacture of lithium batteries, wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service.

●	Nanjing CBAK, wholly owned by CBAK Nanjing, located in Nanjing, China, incorporated on August 6, 2020, focuses on the development and manufacture of lithium batteries, wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service.

●	Nanjing Daxin, wholly-owned by CBAK Nanjing, incorporated on November 9, 2020, focuses on the development and manufacture of electric bicycle, motorcycle and automobile spare parts, import & export business and related technology consulting service.

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

On November 29, 2021, we announced the completion of the acquisition of 81.56% equity interests of Hitrans. We thus incorporate the manufacture and sale of the following materials used in high power lithium batteries as part of our operations:

Material Type	End applications*
Cathode	High-power lithium battery
Precursor	Cathode materials

Precursors are in general made from nickel salts, cobalt salts and manganese salts, and are used in manufacturing cathode materials. Cathode materials are crucial raw materials to manufacture lithium-ion batteries.

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

The year 2014 was seen as the first real year for the development of China’s new energy vehicle industry by many industry insiders. After explosive growth in 2017, the production and sales of new energy vehicles continued to grow tremendously in 2018, 2020 and 2021, despite of a slightly decline in 2019. According to Ministry of Industry and Information Technology of China (“MIIT”), from January to December 2018, the production of new energy vehicles in China reached 1,270,000 units - up 43.4 percent year-on-year; and sales in China reached 1,256,000 units - up 61.7 percent year-on-year. In 2019, the production and sales of new energy vehicles reached 1,242,000 units and 1,206,000 units, down 2.3 percent and 4.0 percent year-on-year, respectively. In 2020, the production and sales of new energy vehicles reached 1,366,000 units and 1,267,000 units, up 10.0 percent and 5.1 percent, respectively, from 2019. In 2021, the production and sales of new energy vehicles continued to grow significantly, reaching a record high of 3,545,000 units and 3,521,000 units, both up almost 1.6 times from last year. The subsidy policy on new energy vehicles is set to be scrapped on December 31, 2022. We believe that Chinese electric vehicle market is adversely impacted by the gradually decreasing subsidy in the short term. In the long term, we believe that the Chinese market for new energy vehicles will gradually grow into a fully competitive market in which new energy vehicles will be rapidly popularized.

Light Electric Vehicles

Light electric vehicles include bicycles, scooters, and motorcycles, with rechargeable electric motors. Due to their relatively small size and light design, approximately 10-150 high-power lithium cells can be used to power light electric vehicles. We believe that the electric bicycle market in China is very large.

Light electric vehicles have drawn great attention from the international market as a solution to the global environment and energy problems. With governments in China, Japan, Europe, South Asia, and North America promoting the application of light electric vehicles, this market has been growing tremendously. Typically, China’s domestic market for light electric vehicles is predicted to peak from 2022 to 2023. China has the world’s biggest electric bicycle market, promoted by the adoption of new “national standard” of electric bicycles by the Chinese government, which leads to a nation-wide upgrading of electric bicycles from old “national standard.” Plus, the popularity of the concept of shared electric bicycles in China further creates momentum to the growth of the market. The pandemic of Covid-19 stimulates the development of food delivery industry that increases the demand for shared electric bicycles. We believe that the adoption of new “national standard” and the increasing demand for shared electric bicycles will rapidly boost the market.

In India, Southeast Asia and European markets, thanks to the carbon emission and pollution reduction policies promoted by local governments, electric vehicles have been viewed as a solution to replace traditional gasoline-powered vehicles. Unlike electric vehicles whose market has already been fully competitive, light electric vehicles including electric bicycles still have a great potential to grow.

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

Suppliers

The primary raw materials used in the manufacture of lithium-ion batteries include electrode materials, cases and caps, foils, electrolyte and separators. The primary raw materials used in our materials business include cobaltous sulfates, manganese sulfates, lithium hydroxides, lithium carbonates and liquid nickel sulfates. Cost of these raw materials is a key factor in pricing our products. We source such raw materials from a couple of suppliers across China. We believe that there is an ample supply of most of the raw materials we need in China. We are seeking to identify alternative raw material suppliers to the extent there are viable alternatives and to expand our use of alternative raw materials.

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

Intellectual Property

On August 25, 2014, we entered into an intellectual property rights use agreement with Shenzhen BAK Battery Co., Ltd (“Shenzhen BAK”), pursuant to which we are authorized to use Shenzhen BAK’s registered logo, trademarks and patents obtained as of June 30, 2014 for a period of 5 years for free from June 30, 2014. As of June 30, 2014, Shenzhen BAK had registered 80 trademarks in the PRC, including BAK in both English and in Chinese characters as well as its logo, and had registered 49 trademarks in the United States, European Union, Korea, Russia, Taiwan, India, Canada and Hong Kong. As of June 30, 2014, Shenzhen BAK had registered 522 patents in the PRC and other countries relating to battery cell materials, design and manufacturing processes. As of December 31, 2019, our intellectual property rights use agreement with Shenzhen BAK had expired, and we no longer have rights to use the foregoing trademarks and patents of Shenzhen BAK. We believe that our proprietary patents, trademarks and other intellectual property rights are adequate to fulfill our operational needs.

As of December 31, 2021, CBAK Power has 62 patents in the PRC, 2 of which will expire before 2025 while the remaining 60 will expire between 2025 to 2039. Two of these patents were acquired by BAK Asia, from an unrelated third party at RMB1 and were contributed as paid-in capital of CBAK Power. CBAK Energy has 7 patents in the PRC, all of which will expire between 2030 and 2040. Nanjing CBAK has 1 patent in PRC which will expire in 2040. Hitrans has 18 patents in the PRC, all of which will expire between 2026 and 2041.

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

Seasonality

Seasonality does not materially affect our business or operating results. As our battery cell and battery material products have a wide range of applications, we have not experienced significant seasonal fluctuations in market demands or sales recently. Market demands for our products generally slightly drop during the Chinese New Year holiday, a major national holiday in China.

Customers

Currently, major customers for our high power lithium batteries business include Viessmann Faulquemont S.A.S, ShenZhen ZTS Technology, Co., Ltd., Northvolt Battery System AB and SolaX Power. Major customers for our materials segment include Hunan Brunp  Recycling Technology Co., Ltd., Beijing Easpring Material Technology Co., Ltd. and Farasis Energy (GanZhou) Co., Ltd. We believe that we will continue to increase our revenue and market share as we gradually increase our high-power batteries production as the demand for these batteries has been increasing.

Geography of Sales

Before June 30, 2014, we sold our products domestically and internationally. Thereafter, we sell high-power lithium battery primarily to customers in China. The following table sets forth certain information relating to our total revenues by location of our customers for the last two fiscal years:

	Fiscal Years ended
	December 31, 2020		December 31, 2021
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Mainland China	$35,464,245	94	$43,745,765	83
USA	3,592	0	440	0
Korea	246,453	1	-
Europe	1,776,000	5	8,503,338	16
Others	75,862	0	420,190	1
Total	$37,566,152	100	$52,669,733	100

Competition

We face intense competition from high-power lithium battery makers and raw materials manufacturers in China, as well as in Korea and Japan for each of our product types. The following table sets forth our major competitors in the battery market broken down by the EV market, LEV market and UPS market as of December 31, 2021, as well as in the materials market:

Product Type	Competitors
EV battery	Japan:	Panasonic Corporation
	Korea:	Samsung Electronics Co., Ltd LG Chemical
	China:	Tianjin Lishen Battery Joint-stock Co., Ltd Contemporary Amperex Technology Co., Ltd Hefei Guoxuan Hi-Tech Power Energy Co., Ltd China Aviation Lithium Battery Co., Ltd
LEV battery	China:	Tianneng Power International Limited Chaowei Power Holdings Limited Phylion Battery Co., Ltd
UPS battery	China:	Shandong Goldencell Electronics Technology Co., Ltd DLG Power Battery (Shanghai) Co., Ltd Dongguan Power Long Battery Technology Co., Limited
Cathode & Precursor	Japan:	Sumitomo Metal Mining Co., Ltd.
	Korea:	Umicore N.V.
	China:	Beijing Easpring Material Technology Co., Ltd. Ningbo Ronbay Lithium Battery Material Co., Ltd.

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

We have an advanced R&D center in Dalian for lithium battery, receiving almost all the R&D achievements, R&D equipment and staff of BAK Tianjin. BAK Tianjin began its R&D manufacturing and distribution of high-power lithium battery and battery modules in December 2006, for use in electric cars, electric bicycles, UPS, and other applications.

In addition to our efforts to develop new batteries at lower cost and higher energy density, we are also focusing on the research and development of high-nickel low-cobalt materials characterized by high energy density, low cost and broader applications. We have an advanced R&D center in Shaoxing for materials. Besides, significant R&D resources are invested to develop single-crystal high-voltage products as well as high-rate materials which enable 15C discharge rate.

Regulatory Compliance

Environmental Regulations

As we conduct our manufacturing activities in China, we are subject to the requirements of PRC environmental laws and regulations on air emission, wastewater discharge, solid waste and noise. The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. We aim to comply with environmental laws and regulations. We have built environmental treatment facilities concurrently with the construction of our manufacturing facilities, where waste air, wastewater and waste solids we generate can be treated in accordance with the relevant requirements. We outsource the disposal of solid waste we generate in the Dalian facility to a third-party contractor. Certain key materials used in manufacturing, such as cobalt dioxide, electrolyte and separators, have proven innocuous to worker’s health and safety as well as the environment. We are not subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as a defendant for violation of any environmental law or regulation. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

Regulations Relating to Foreign Investment

The establishment, operation and management of corporate entities in mainland China are governed by the Company Law of the People’s Republic of China, or the China Company Law, which was adopted by the Standing Committee of the National People’s Congress (“SCNPC”) in December 1993, implemented in July 1994, and subsequently amended in December 1999, August 2004, October 2005, December 2013 and October 2018. Under the China Company Law, companies are generally classified into two categories: limited liability companies and companies limited by shares. The China Company Law also applies to foreign-invested limited liability companies and foreign-invested companies limited by shares. Pursuant to the China Company Law, where laws on foreign investment have other stipulations, such stipulations shall prevail. In December 2021, the SCNPC issued the draft amendment to the China Company Law for comment. The draft amended China Company Law has made roughly 70 substantive changes to the 13 chapters and 218 articles of the current Company Law (rev. 2018). It would (i) refine special provisions on state-funded companies; (ii) improve the company establishment and exit system; (iii) optimize corporate structure and corporate governance; (iv) optimize the capital structure; (v) tighten the responsibilities of controlling shareholders and management personnel; and (vi) strengthen corporate social responsibility.

Investment activities in mainland China by foreign investors are governed by the Guiding Foreign Investment Direction, which was promulgated by the State Council on February 11, 2002, and came into effect on April 1, 2002, and the latest Special Administrative Measures (Negative List) for Foreign Investment Access (2021), or the Negative List, which was promulgated by the Ministry of Commerce (“MOFCOM”) and the National Development and Reform Commission (“NDRC”) on December 27, 2021, and took effect on January 1, 2022. The Negative List set out in a unified manner the restrictive measures, such as the requirements on shareholding percentages and management, for the access of foreign investments, and the industries that are prohibited for foreign investment. The Negative List covers 12 industries, and any field not falling in the Negative List shall be administered under the principle of equal treatment to domestic and foreign investment.

The Foreign Investment Law of the People’s Republic of China, or the Foreign Investment Law was promulgated by the NPC in March 2019 and become effective in January 2020. After the Foreign Investment Law came into force, the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, the Law of the People’s Republic of China on Sino-foreign Equity Joint Ventures and the Law of the People’s Republic of China on Sino-foreign Contractual Joint Ventures have been repealed simultaneously. The investment activities of foreign natural persons, enterprises or other organizations (hereinafter referred to as foreign investors) directly or indirectly within the territory of mainland China shall comply with and be governed by the Foreign Investment Law, including: 1) establishing by foreign investors of foreign-invested enterprises in mainland China alone or jointly with other investors; 2) acquiring by foreign investors of shares, equity, property shares, or other similar interests of Chinese domestic enterprises; 3) investing by foreign investors in new projects in mainland China alone or jointly with other investors; and 4) other forms of investment prescribed by laws, administrative regulations or the State Council.

In December 2019, the State Council issued the Regulations on Implementing the Foreign Investment Law, which came into effect in January 2020. After the Regulations on Implementing the Foreign Investment Law came into effect, the Regulation on Implementing the Law on Sino-foreign Equity Joint Ventures, Provisional Regulations on the Duration of Sino-Foreign Equity Joint Ventures, the Regulations on Implementing the Law on Wholly Foreign-Owned Enterprises and the Regulations on Implementing the Law on Sino-Foreign Cooperative Joint Ventures have been repealed simultaneously.

In December 2019, the MOFCOM and the State Administration for Market Regulation (“SAMR”) issued the Measures for the Reporting of Foreign Investment Information, which came into effect in January 2020. After the Measures for the Reporting of Foreign Investment Information came into effect, the Interim Measures on the Administration of Filing for Establishment and Change of Foreign Invested Enterprises has been repealed simultaneously. Since January 1, 2020, for foreign investors carrying out investment activities directly or indirectly in mainland China, the foreign investors or foreign-invested enterprises shall submit investment information to the relevant commerce administrative authorities pursuant to these measures.

None of our PRC subsidiaries’ business falls within the 2021 Negative List, and therefore, all of our PRC subsidiaries are able to conduct their business without being subject to restrictions imposed by foreign investment laws and regulations in China.

Human Capital

We had a total of approximately 1,054 employees as of December 31, 2021, all of whom are full-time employees. The following table sets forth the number of our employees by function.

Function	Number
Production	582
Research and development	146
Sales and marketing	56
General and administrative	270
Total	1,054

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

ITEM 1A. RISK FACTORS.

RISKS RELATED TO DOING BUSINESS IN CHINA

The audit report included in this Annual Report on Form 10-K was prepared by an auditor who is not inspected by the PCAOB and, as such, you are deprived of the benefits of such inspection, we may be subject to additional Nasdaq listing criteria or other penalties and our securities may be delisted from the U.S. stock market if we were unable to cure the situation to meet the PCAOB inspection requirement in time.

Auditors of companies that are registered with the SEC and traded publicly in the United States, including the independent registered public accounting firm of the Company, must be registered with the PCAOB, and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards. However, the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China of the People’s Republic of China and Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in such jurisdictions. Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct full inspections of auditors operating in China makes it more difficult to evaluate our auditors’ audit procedures or quality control procedures.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, the HFCA Act was signed into law on December 18, 2020. This act amends the Sarbanes-Oxley Act of 2002 to direct the SEC to prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded “over-the-counter” if the auditor of the registrant’s financial statements is not subject to PCAOB inspection for three consecutive years after the law becomes effective.

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement the certification and disclosure requirements of the HFCA Act and that it was seeking public comment on the issuer identification process as well as the submission and disclosure requirements. On May 13, 2021, the PCAOB issued proposed PCAOB Rule 6100 Board Determinations Under the Holding Foreign Companies Accountable Act for public comment. The proposed rule provides a framework for making determinations as to whether PCAOB is unable to inspect an audit firm in a foreign jurisdiction, including the timing, factors, bases, publication and revocation or modification of such determinations, and such determinations will be made on a jurisdiction-wide basis in a consistent manner applicable to all firms headquartered in the jurisdiction.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCA Act”), which if enacted into law would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive “non-inspection” years instead of three.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC adopted amendments to finalize the interim final rules previously issued in March 2021, and established procedures to identify issuers and prohibit the trading of the securities of certain registrants as required by the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by the authority in foreign jurisdictions. The final amendments require SEC identified issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that an SEC-identified issuer that is a “foreign issuer,” as defined in Exchange Act Rule 3b-4, provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. An SEC-identified issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as an SEC identified issuer based on its annual report for the fiscal year ending December 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ending December 31, 2022. As a result, we should comply with the submission and disclosure requirements in our annual report for the fiscal year ending December 31, 2022 and each additional year in which we are identified. In the event that we have had three consecutive “non-inspection” years by the SEC, our securities will be prohibited from trading on any national securities exchange or over-the-counter markets in the United States. Moreover, if the AHFCA Act is enacted into law, it would reduce the time before our securities may be prohibited from trading or delisted from three years to two years.

On December 16, 2021, pursuant to the HFCA Act, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, because of a position taken by one or more authorities in such jurisdictions. The PCAOB’s report identified specific registered public accounting firms which are subject to these determinations. Our registered public accounting firm, Centurion ZD CPA & Co., is headquartered in Hong Kong and was identified in this report as a firm subject to the PCAOB’s determination.

Additionally, in October 2021, Nasdaq adopted additional listing criteria applicable to companies that primarily operate in jurisdictions where local regulators impose secrecy laws, national security laws or other laws that restrict U.S. regulators from accessing information relating to the issuer, or a Restrictive Market. Under the new rule, whether a jurisdiction permits PCAOB inspection would be a factor in determining whether a jurisdiction is deemed by the Nasdaq to be a Restrictive Market. Mainland China and Hong Kong will likely be determined to be Restrictive Markets and, as a result, the Nasdaq may impose on us additional continued listing criteria or deny continued listing of our securities on the Nasdaq.

While we understand that there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that our auditor or us will be able to comply with the requirements imposed by U.S. regulators or Nasdaq. We plan to identify and engage an independent public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements prior to the three-year (or two-year under the AHFCA Act) deadline of the HFCA Act. However, the market price of our securities could be materially adversely affected as a result of anticipated negative impacts of the rules promulgated under the HFCA Act and other executive, regulatory or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of our actual operating performance.

The Chinese government may intervene or influence our operations in China at any time, or may exert more control over offerings conducted outside China by and/or foreign investment in China-based issuers, which could result in a material change in our operations and in the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted outside China by and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Substantially all of our operations are conducted in the PRC. Accordingly, our financial condition and results of operations are affected to a significant extent by the economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. The PRC government has implemented various measures to encourage economic growth and to guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operations could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese government recently has published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will not in the future release regulations or policies regarding our industry that could require us or our PRC subsidiaries to seek permission from Chinese authorities to continue to operate our business in China, which may adversely affect our business, financial condition and results of operations. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers like us. Any such action, once taken by the Chinese government, could significantly limit or completely hinder our ability to offer our securities, and could cause the value of such securities to significantly decline or become worthless.

For example, in July 2021, the Chinese government provided new guidance on China-based companies raising capital outside of China, including through arrangements via variable interest entities (“VIEs”). In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. Although we have never adopted a VIE structure and our business in China does not involve any type of restricted industry under Chinese regulations, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with extensive operations in China could adversely affect our business. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, the Chinese government may intervene with our operations, and our business in China, as well as the value of our securities, may also be adversely affected.

Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice.

The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations, and will impact companies with connections to the United States or China. The SEC has issued statements primarily focused on companies with significant China-based operations, such as us. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations. The statement also addressed risks inherent in companies with VIE structures. We have never adopted a VIE structure and are not in any industry that is subject to foreign ownership limitations by China. However, it is possible that the Company’s filings with the SEC may be subject to enhanced review by the SEC.

In response to the SEC’s July 30, 2021 statement, the China Securities Regulatory Commission (“CSRC”) announced on August 1, 2021, that “it is our belief that Chinese and U.S. regulators shall continue to enhance communication with the principle of mutual respect and cooperation, and properly address the issues related to the supervision of China-based companies listed in the U.S. so as to form stable policy expectations and create benign rules framework for the market.” The CSRC pledged to continue to collaborate “closely with different stakeholders including investors, companies, and relevant authorities to further promote transparency and certainty of policies and implementing measures,” and emphasized that it “has always been open to companies’ choices to list their securities on international or domestic markets in compliance with relevant laws and regulations.” If any new legislation, executive orders, laws and/or regulations are implemented, if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tension or if the Chinese government exerts more oversight and control over securities offerings that are conducted in the United States, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the value of our securities.

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

Substantially all of our operations are conducted in the PRC, and are governed by PRC laws, rules and regulations. Our PRC subsidiaries are subject to laws, rules and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degrees of interpretation by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

The PRC government has recently announced its plans to enhance its regulatory oversight of Chinese companies listing overseas. The Opinions on Strictly Cracking Down on Illegal Securities Activities issued on July 6, 2021 called for:

●	tightening oversight of data security, cross-border data flow and administration of classified information, as well as amendments to relevant regulation to specify responsibilities of overseas listed Chinese companies with respect to data security and information security;

●	enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies; and

●	extraterritorial application of China’s securities laws.

On December 24, 2021,   the CSRC released the Administrative Provisions of the State Council Regarding Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administrative Provisions”), and the Measures Regarding Recordation of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Measures”). The Administrative Provisions and Measures aim to establish a unified supervision system and promote cross-border regulatory cooperation. The Measures lay out filing procedures for domestic companies to record their initial public offerings and follow-on offerings abroad with the CSRC. Issuers are required to file follow-on offerings with the CSRC within 3 business days after the closing of such offerings.

According to the Q&A held by CSRC officials for journalists thereafter, the CSRC will adhere to the principle of non-retroactive application of law and first focus on issuers conducting initial public offerings and follow-on offerings by requiring them to complete the recordation procedures. Other issuers will be given a sufficient transition period. The CSRC officials also noted that the regulation system contemplated by the draft Administrative Provisions and Measures differentiates between IPOs and follow-on offerings to take into account overseas capital markets’ fast and efficient features and to reduce impacts on overseas financing activities by domestic companies. If the Administrative Provisions and the Measures are enacted as proposed, we expect to perform necessary recordation filings with the CSRC for our listing on the Nasdaq within the prescribed transition period and for future offerings that take place after the Administrative Provisions and the Measures enter into force.

As there are still uncertainties regarding the enactment, interpretation and implementation of regulations and rules under the umbrella of the Opinions on Strictly Cracking Down on Illegal Securities Activities, there is no assurance that our business, operating results, cash flows and prospect will not be negatively affected by new regulatory requirements in the future in China.

PRC laws and regulations establish complex procedures in connection with certain acquisitions of China-based companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions or mergers in China.

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce (“MOFCOM”), the State-Owned Assets Supervision and Administration Commission, the State Administration of Taxation, the State Administration for Industry and Commerce, the CSRC, and the State Administration of Foreign Exchange, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which came into effect on September 8, 2006 and were amended on June 22, 2009. The M&A Rules include, among other things, provisions that purport to require that an offshore special purpose vehicle formed for the purpose of an overseas listing of securities of a PRC company obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings through special purpose vehicles. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles.

The regulations also established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, or that the approval from the MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies.

Moreover, according to the Anti-Monopoly Law of the People’s Republic of China promulgated on August 30, 2007 and the Provisions on Thresholds for Reporting of Concentrations of Undertakings (the “Prior Reporting Rules”) issued by the State Council in August 2008 and amended in September 2018, the concentration of business undertakings by way of mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the anti-monopoly enforcement agency of the State Council when the applicable threshold is crossed and such concentration shall not be implemented without the clearance of prior reporting. In addition, the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprise by Foreign Investors (the “Security Review Rules”) issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements.

In the event that our acquisition of other companies in China falls within the scope of these regulations, compliance with these regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from the MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

CBAK Energy Technology, Inc., as a holding company incorporated in Nevada, the United States, without material operations of its own, relies on dividends and other distributions on equity paid by its PRC operating subsidiaries for its cash needs.

CBAK Energy Technology, Inc. is a holding company, and we conduct all of our operations through our PRC subsidiaries. CBAK Energy Technology, Inc. relies on dividends and other distributions on equity paid by its PRC subsidiaries for its cash needs, including the funds necessary to pay dividends and other cash distributions to its stockholders, to service any debt it may incur and to pay its operating expenses. Current regulations in the PRC permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. According to the articles of association of our PRC subsidiaries, each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profit based on the PRC accounting standards and regulations each year to its statutory general reserve, until the balance in the reserve reaches 50% of the registered capital of the company. Funds in the reserve are not distributable to CBAK Energy Technology, Inc. in forms of cash dividends, loans or advances. In addition, if our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to CBAK Energy Technology, Inc., which in turn will adversely affect its available cash.

In addition, our PRC subsidiaries’ ability to pay dividends and other cash distributions is subject to foreign exchange restrictions in China. For example, to address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any.

As a matter of fact, we have never declared or paid any dividends to CBAK Energy Technology, Inc.’s stockholders, nor do we have any present plan to pay any cash dividends on the common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

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

The approval of the CSRC or other Chinese regulatory agencies may be required in connection with our future capital-raising activities outside China under Chinese law.

The “M&A Rules” purport to require offshore special purpose vehicles that are controlled by Chinese companies or individuals and that have been formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of Chinese domestic companies or assets in exchange for the shares of the offshore special purpose vehicles shall obtain CSRC approval prior to publicly listing their securities on an overseas stock exchange.

Based on our understanding of the Chinese laws and regulations currently in effect, CBAK Energy Technology, Inc. or any of our PRC subsidiaries will not be required to submit an application to the CSRC for its approval of any of our offerings of securities to investors outside China under the M&A Rules. However, there remains some uncertainties as to how the M&A Rules will be interpreted or implemented, and our view of our obligations under the M&A Rules is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant Chinese government agencies, including the CSRC, would reach the same conclusion.

Furthermore, on July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities, pursuant to which Chinese regulators are required to accelerate rulemaking related to the overseas issuance and listing of securities, and update the existing laws and regulations related to data security, cross-border data flow, and management of confidential information. Numerous regulations, guidelines and other measures have been or are expected to be adopted under the umbrella of or in addition to the Cybersecurity Law and Data Security Law. On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) and the Measures Regarding Recordation of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments).

As there are still uncertainties regarding the interpretation and implementation of such regulatory guidance, we cannot assure you that we will be able to comply with China’s new regulatory requirements relating to our future capital-raising activities outside China and we may become subject to more stringent requirements with respect to matters including cross-border investigation and enforcement of legal claims. Notwithstanding the foregoing, as of the date hereof, we are not aware of any Chinese laws or regulations in effect requiring that we or any of our PRC subsidiaries obtain permission from any Chinese authority to issue securities to investors outside China, and we or any of our PRC subsidiaries have not received any inquiry, notice, warning, or sanction in relation to the trading of our common stock on the Nasdaq from the CSRC, the Cybersecurity Administration of China (“CAC”) or any other Chinese authorities.

We believe that we or any of our PRC subsidiaries are not required to submit an application to the CSRC or the CAC for the approval of any of our offerings of securities to investors outside China or trading of our common stock on the Nasdaq. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities under Chinese laws. If it is determined in the future that the approval of the CSRC, CAC or any other regulatory authority is required for any of our offerings, we may face sanctions by the CSRC, the CAC or other Chinese regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends out of China, limit our operations in China, delay or restrict the repatriation of the proceeds from overseas offerings into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, the value of our securities, as well as our ability to offer or continue to offer securities to investors or cause such securities to significantly decline in value or become worthless.

PRC regulation of loans to, and direct investment in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent CBAK Energy Technology, Inc. from making additional capital contributions or loans to its PRC subsidiaries.

CBAK Energy Technology, Inc., as an offshore holding company, is permitted under PRC laws and regulations to provide funding to its PRC subsidiaries through loans or capital contributions. However, loans by CBAK Energy Technology, Inc. to its PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of the State Administration of Foreign Exchange and capital contributions to its PRC subsidiaries are subject to the requirement of making necessary filings in the Foreign Investment Comprehensive Management Information System, and registration with other governmental authorities in China.

The State Administration of Foreign Exchange promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign- Invested Enterprises, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of bank loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether the State Administration of Foreign Exchange will permit such capital to be used for equity investments in the PRC in actual practice. The State Administration of Foreign Exchange promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to grant loans to non-associated enterprises. Violations of Circular 19 and Circular 16 could result in administrative penalties. Circular 19 and Circular 16 may significantly limit our ability to transfer any foreign currency CBAK Energy Technology, Inc. holds to its PRC subsidiaries, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans or future capital contributions by us to our PRC subsidiaries. As a result, uncertainties exist as to our ability to provide prompt financial support to our PRC subsidiaries when needed. If we fail to complete such registrations or obtain such approvals, our ability to use foreign currency and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

The spread of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020, has caused different countries and cities to mandate curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus. All of our operating subsidiaries are located in China. Our Dalian facility’s operations were suspended in November 2021 due to the COVID-19 containment measures adopted by the local government. Hitrans’s production facility in Shangyu, Zhejiang was also temporarily closed from December 9 to 24, 2021 to comply with the local lockdown policy in response to a surge of COVID-19 cases. Although the COVID-19 pandemic has caused disruptions to our operations, it has had limited adverse impacts on our operating results for the fiscal year ended December 31, 2021. We generated revenues of $52.7 million and $37.6 million for the fiscal years ended December 31, 2021 and 2020, respectively. We had a net profit of $61.6 million and net loss of $7.8 million in the fiscal years ended December 31, 2021 and 2020, respectively. However, the extent of the long-term adverse impact of COVID-19 on our business and operations is highly uncertain and depends on several factors, such as the duration, severity, and geographic spread of the pandemic, development of the testing and treatment and stimulus measures of the government, all of which are out of our control.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements included in this annual report which states that the financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included herein, we had negative cash flows from operating activities, accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of December 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. We plan to renew our bank borrowings upon maturity and raise additional funds through bank borrowings and equity financing to meet our daily cash demands. However, there can be no assurance that we will be successful in obtaining the financing. The audited consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

The acquisition of a controlling interest in Hitrans may fail to result in anticipated benefits but has involved significant investment and commitment of financial and other resources.

We consummated the acquisition of 81.56% of registered equity interests (representing 75.57% of paid-up capital) in Hitrans in November 2021. However, acquisitions generally create risks such as (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; (iv) potential unknown or unquantifiable liabilities associated with the target company; and (v) diversion of management’s attention from other business concerns. Moreover, this acquisition involved substantial investment of funds from our previous equity financings, resulted in one-time charges and expenses and subjected us to contractual obligations to pay outstanding subscribed registered capital of Hitrans of RMB99.8 million by May 31, 2025. This acquisition may not be successful in generating revenue, income or other returns, and any resources we committed will not be available to us for other purposes. Moreover, if we are unable to access the capital markets on acceptable terms or at all, or generate sufficient operating income, we may not be able to perform our obligations to pay outstanding subscribed registered capital of Hitrans as agreed. Our inability to take advantage of growth opportunities or address risks associated with this acquisition and investment may negatively affect our operating results.

Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings. This acquisition may not result in its anticipated benefits, and we may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations or successfully combine personnel and cultures. Failure to do so could deprive us of the intended benefits of this acquisition.

There are inherent risks associated with new product development and our efforts to develop and market new products could fail.

In June 2020, our wholly-owned subsidiary, BAK Asia entered into a framework investment agreement with Gaochun EDZ, pursuant to which intend to develop certain lithium battery projects which are expected to have a total production capacity of 8 GWh per year. We have put into operation a production line of model 32140 large-sized cylindrical “tabless” batteries with a production capacity of 0.7 GWh per year in 2021. Model 32140 batteries can be used in light electric vehicles, electric vehicles, electric tools and energy storage.

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

The lithium-based battery market, as well as the battery materials industry, are characterized by changing technologies and evolving industry standards, which are difficult to predict. This, coupled with frequent introduction of new products and models, has shortened product life cycles and may render our products obsolete or unmarketable. Our ability to adapt to evolving industry standards and anticipate future standards will be a significant factor in maintaining and improving our competitive position and our prospects for growth. To achieve this goal, we have invested and plan to continue investing significant financial resources in our R&D infrastructure. Currently, we have facilities in Dalian, Nanjing and Shaoxing, China, which have about 121 R&D staffers and over 4,000 square meters of space dedicated to R&D activities.

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

We incurred capital expenditures of approximately $17.5 million and $19.2 million  for the years ended December 31, 2020 and 2021, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to timely obtain capital on acceptable terms and adequately maintain our manufacturing capacity, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

We face intense competition from other battery manufacturers and cathode material and precursor producers, many of which have significantly greater resources.

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

The market for cathode materials and precursors has been evolving rapidly. Rapid and ongoing changes in technology and product standards could render our cathode materials and precursor products less competitive, or even obsolete, particularly if we fail to continue to improve the performance of our cathode materials and precursor products. Competing technologies that outperform our cathode materials and precursor products in one or more performance attributes could be developed and successfully introduced. We are aware of certain companies, including Sumitomo Metal Mining Co., Ltd., Umicore N.V., Beijing Easpring Material Technology Co., Ltd. and Ningbo Ronbay Lithium Battery Material Co., Ltd. using cell chemistry technology similar to our technology and these or other companies have introduced or could introduce products that compete directly with our products and could in the future outperform our products in one or more performance attributes, could be offered to our customers as a cheaper alternative to our products or may result in increased pricing pressure on our products.

We are dependent on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 54.0% and 80.0% of our revenues for the years ended December 31, 2021 and 2020, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

Failure by us to maintain and strengthen relationships with certain contract battery material producer may materially adversely affect our ability to fulfill customer orders and our results of operations.

We outsource the production of a portion of our battery material products to a third-party supplier in Xianyang city, Shaanxi province. Our ability to meet the demands of our customers for battery material products would be affected, if our relationship with this supplier changes negatively, or operations at this supplier are disrupted. In the event of a significant disruption to the battery material production line of this supplier, our proprietary manufacturing facility in Shangyu, Zhejiang province, may not have sufficient production capacity to meet demand until the supplier’s production line returns to operation. On the other hand, we may not be able to replace this supplier with suitable alternative contract manufacturers in a timely manner on commercially acceptable term or at all. We may be forced to default on orders with our customers. This could negatively impact our revenues and adversely affect our reputation and relationships with our customers, causing a material adverse effect on our financial condition, results of operations and prospects.

Our business depends on the growth in demand for light electric vehicles, electric vehicles, electric tools, energy storage, such as UPS application, and other high-power electric devices.

As the demand for our battery cell and battery materials is directly related to the market demand for high-power electric devices, a fast-growing high-power electric devices market will be critical to the success of our business. In anticipation of an expected increase in the demand for high-power electric devices such as electric vehicles, light electric vehicles, electric tools, and energy storage including UPS application in the next few years, we are building new manufacturing facilities in Nanjing and have invested in the R&D capability of our newly acquired battery materials business. However, the markets we have targeted, primarily those in the PRC, may not achieve the level of growth we expect. If this market fails to achieve our expected level of growth, we may have excess production capacity and may not be able to generate enough revenue to maintain our profitability.

Our success, in part, depends on the success of manufacturers of the end applications that use our products, and our failure to gain acceptance of our products from such manufacturers could materially and adversely affect our results of operations and profitability.

As we target the battery markets for light electric vehicles, electric vehicles, electric tools, energy storage including but not limited to UPS application, and other high-power electric devices, our future success in part depends on whether end-application manufacturers are willing to use batteries that incorporate our products. To secure acceptance of our products, we must constantly develop and introduce more reliable and cost-effective battery cells and battery materials with enhanced functionality to meet evolving industry standards. Our failure to gain acceptance of our products from these manufacturers could materially and adversely affect our future success. From 2017 to 2019, our electric vehicle customers included Dongfeng Autos, Dayun Motor and Yema Auto. Since then, however, our sales to electric vehicle customers have decreased significantly and we only generated approximately $0.2 million revenues from electric vehicle customers in 2021. On the other hand, we cannot guarantee that the market demand for the cathode materials and precursors will maintain the current growth rate.

Even if a manufacturer decides to use batteries that incorporate our products, the manufacturer may not be able to market and sell its products successfully. The manufacturer’s inability to market and sell its products successfully, whether from lack of market acceptance or otherwise, could materially and adversely affect our business and prospects because this manufacturer may not order new products from us. If we cannot achieve the expected level of sales, we will not be able to make sufficient profits to offset the expenditures we have incurred to expand our production capacity or develop new technologies, nor will we be able to grow our business. Accordingly, our business, financial condition, results of operations and future success would be materially and adversely affected.

We extend relatively long payment terms to some large customers.

As is customary in the battery industry in the PRC, we extend relatively long payment terms to some large customers. In 2021, it generally took 60 days for us to collect payments from our major customers. Due to the large size of many of our orders, these extended terms may adversely affect our cash flow and our ability to fund our operations out of our operating cash flows.

While our revenue grew by $15.1 million, or 40% for the year ended December 31, 2021 compared to the prior year, our trade accounts and bills receivable increased by $20.3 million, or 69% as of December 31, 2021 compared to that as of December 31, 2020. Although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of large amounts of accounts receivable and actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flows.

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

Our sales contracts for battery cells typically provide for a non-binding, three-month forecast on the quantity of products that our customers may purchase from us. Our sales contracts for battery materials typically provide for a non-binding, two-month forecast on the quantity of products that our customers may purchase from us. We typically have only a 15-day to 30-day lead time to manufacture battery cell products and 25-day lead time to produce battery material products to meet our customers’ requirements once our customers place orders with us. To meet the short delivery deadline, we generally make significant decisions on our production level and timing, procurement, facility requirements, personnel needs and other resources requirements based on our estimate in light of this forecast, our past dealings with such customers, market conditions and other relevant factors. Our customers’ final purchase orders may not be consistent with our estimates. If the final purchase orders substantially differ from our estimates, we may have excess product inventory or product shortages. Excess product inventory could result in unprofitable sales or write-offs as our products are susceptible to obsolescence and price declines. Producing additional products to make up for any product shortages within a short time frame may be difficult, making us unable to fill out the purchase orders. In either case, our results of operation would fluctuate from period to period.

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

We may incur significant costs because of the warranties we supply with our battery cell products.

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

We do not have product liability insurance for claims against our product quality. Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

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

We currently have insurance coverage for certain pledged machinery and equipment and pledged buildings located at our facilities in Dalian. We expect we will purchase related insurance for the remaining buildings when we obtain their property ownership certificates. If we were to suffer any losses or damages to any of the facilities before the purchase of insurance policies that provide adequate coverage, our business, financial condition and results of operations may be materially and adversely affected.

In addition, Hitrans maintains property insurance coverage against certain property and inventory damages and losses. However, such insurance may not adequately compensate it for any such losses and will not address a loss of customers as a result of property damages and consequent disruptions to operations or may have large deductibles insufficient to support its continuing operations. If damages or losses exceed the insurance coverage, it may not be able to return to operation for an extended period of time, potentially even threatening its viability. In addition, insurance coverage is expensive, may be difficult to obtain and may not be available in the future on acceptable terms or at all. A significant increase in the cost of insurance coverage could adversely affect our business, financial condition and results of operations.

We depend on third parties to supply key raw materials and components to us. Failure to obtain a sufficient supply of these raw materials and components in a timely fashion and at reasonable costs could significantly delay our production and shipments, which would cause us to breach our sales contracts with our customers.

We purchase from Chinese domestic suppliers for certain key raw materials and components such as electrolytes, electrode materials and separators   for our battery cell products and purchase from Chinese domestic suppliers for cobaltous sulfates, manganese sulfates, lithium hydroxides, lithium carbonates and liquid nickel sulfates. We have purchased raw materials and components on the basis of purchase orders. In the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these raw materials and components from our existing suppliers or alternates in a timely fashion or at a reasonable cost. If we fail to secure a sufficient supply of key raw materials and components in a timely fashion, it would result in a significant delay in our production and shipments, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain sufficient supply of these raw materials and components at a reasonable cost could also harm our revenue and gross profit margins.

Fluctuations in prices and availability of raw materials, particularly Ni, Co, Mn, Li2CO3, LiPF6 and LiFePO4, could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

Our operating results could be adversely affected by increases in the cost of raw materials, particularly Ni, Co, Mn, Li2CO3, LiPF6 and LiFePO4, the primary cost component of our battery products, battery material products or other product parts or components. The price of Ni, Co, Mn, Li2CO3, LiPF6 and LiFePO4 is not stable. For example, we recently experienced significant increases in the costs of nickel and cobalt, as a result of the current Ukrainian-Russian conflict, as well as in the cost of lithium carbonate due to large market demand and supply imbalance. Although we are not dependent on single suppliers for supply of raw materials, we mostly purchase raw materials through individual purchase orders or short-term contracts and not pursuant to long-term contracts. As such, our third-party suppliers may not be able to satisfy our requirements during a period of sustained or growing demand.

In addition, our battery cell products historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements. As a result, a significant increase in the price of one or more raw materials, parts or components or the inability to successfully implement price increases/surcharges to mitigate such cost increases could have a material adverse effect on our results of operations.

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

For the years ended December 31, 2021 and 2020, we derived 17% and 5.6%, respectively, of our sales from outside the PRC mainland. We deem overseas market as an important revenue source for us, and have been actively exploring overseas customers. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

RISKS RELATED TO COMMON STOCK

Numerous factors, many of which are beyond our control, may cause the market price of common stock to fluctuate significantly.

There are numerous factors, many of which are beyond our control, may cause the market price of common stock of CBAK Energy Technology, Inc. to fluctuate significantly. These factors include:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

●	changes in financial estimates by us or by any securities analysts who might cover the common stock;

●	speculation about our business in the press or the investment community;

●	significant developments relating to our relationships with our customers or suppliers;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industries;

●	customer demand for our products;

●	investor perceptions of our industry in general and our company in particular;

●	the operating and stock performance of comparable companies;

●	general economic conditions and trends;

●	major catastrophic events;

●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

●	changes in accounting standards, policies, guidance, interpretation or principles;

●	loss of external funding sources;

●	sales of our shares, including sales by our directors, officers or significant shareholders; and

●	additions or departures of key personnel.

In the past, shareholders of a public company often brought securities class action suits against the company following periods of instability in the market price of that company’s securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations, which could harm our results of operations and require us to incur significant expenses to defend the suit. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

Techniques employed by short sellers may drive down the market price of the common stock of CBAK Energy Technology, Inc.

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

We have become the subject of certain unfavorable allegations. Although we believe such allegations are untrue, inaccurate or inflated, we have expended resources to investigate such allegations and defend ourselves and we may need to expend more resources in connection with these allegations in the future, which could be costly and time-consuming and could distract our management from growing our business. The allegations against us may severely impact our stock price and disrupt our business operations. Any investment in the common stock of CBAK Energy Technology, Inc. could be greatly reduced or even rendered worthless due to such allegations.

If we fail to comply with the continued listing requirements of NASDAQ, we would face possible delisting, which would result in a limited public market for shares of CBAK Energy Technology, Inc. and make obtaining future debt or equity financing more difficult for us.

CBAK Energy Technology, Inc.’s common stock is traded and listed on the NASDAQ Capital Market under the symbol “CBAT”, which was changed from “CBAK” on November 30, 2018. The common stock may be delisted if we fail to maintain certain NASDAQ listing requirements.

On February 20, 2020, we received notice from the Listing Qualifications Department of The NASDAQ Stock Market (“Nasdaq”) indicating that, for the last 30 consecutive business days, the bid price for the common stock had closed below the minimum $1.00 per share and as a result, CBAK Energy Technology, Inc. was no longer in compliance with the NASDAQ Listing Rule 5550(a)(2). We regained compliance with the minimum bid price rule on October 2, 2020.

We cannot assure you that CBAK Energy Technology, Inc. will continue to comply with the requirements for continued listing on the NASDAQ Capital Market in the future. If the common stock loses its status on the NASDAQ Capital Market, the common stock would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling the common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event the common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in the common stock, further limiting the liquidity of the common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for the common stock. Such delisting from the NASDAQ Capital Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

You may experience dilution to the extent that shares of the common stock are issued upon the exercise of outstanding warrants or other securities that CBAK Energy Technology, Inc. may issue in the future.

You may experience dilution to the extent that shares of the common stock are issued upon the exercise of outstanding warrants of CBAK Energy Technology, Inc., and if CBAK Energy Technology, Inc. issues additional equity securities, or there are any issuances and subsequent exercises of stock options issued in the future.

On February 10, 2021, pursuant to that certain Securities Purchase Agreement, dated February 8, 2021, CBAK Energy Technology, Inc. issued to certain investors (i) in a private placement, Series A-1 warrants to purchase a total of 4,469,988 shares of common stock, at a per share exercise price of $7.67 and exercisable for 42 months from the date of issuance; (ii) in a registered direct offering, certain Series B warrants to purchase a total of 4,469,988 shares of common stock, at a per share exercise price of $7.83 and exercisable for 90 days from the date of issuance; and (iii) in the registered direct offering, certain Series A-2 warrants to purchase up to 2,234,992 shares of common stock, at a per share exercise price of $7.67 and exercisable for 45 months from the date of issuance. On May 10, 2021, we entered into that Amendment No. 1 to the Series B Warrant with each of the holders of the Series B warrants, pursuant to which the expiration date of the Series B warrants was extended from May 11, 2021 to August 31, 2021. On September 1, 2021, all of the Series B warrants and Series A-2 warrants had expired.

Prior to that, in December 2020, CBAK Energy Technology, Inc. issued to the same investors warrants to purchase an aggregate of 3,795,920 shares of common stock at an exercise price of $6.46 per share. These warrants are exercisable until 36 months after the date of issuance. The exercise prices of all of the above warrants are subject to full-ratchet anti-dilution adjustment in the case of future issuances or deemed issuances of shares of common stock below the warrants’ exercise price then in effect, as well as customary adjustment in case of stock splits, stock dividends, stock combinations and similar recapitalization transactions. In addition, CBAK Energy Technology, Inc. issued to Mr. Jian Ke placement agent warrants to purchase up to 379,592 shares of common stock at an exercise price of $6.475 per share in December 2020 and the placement agent warrant to purchase up to 446,999 shares of common stock at an exercise price of $9.204 per share in February 2021. These warrants also bear customary anti-dilution protections in the event of stock dividends or splits, business combination, sale of assets, similar recapitalization transactions, or other similar transactions.

Our directors and executive officers, collectively, own approximately 12.78% of outstanding common stock of CBAK Energy Technology, Inc. and may possess significant influence in or control over our management and affairs.

Mr. Yunfei Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially own an aggregate of 12.78% of outstanding common stock of CBAK Energy Technology, Inc. as of April 9, 2022. As a result, our directors and executive officers, acting together, may have significant influence in or control over our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

In November 2021, the Company completed the acquisition of Hitrans. Hitrans owned a manufacturing facility, warehousing, R & D and administrative offices in Zhejiang. Of that space, approximately 22,913 square meters are manufacturing facilities

We believe that these facilities will meet our recent business needs as well as the needs of our expanded operations in the future.

The following table sets forth the breakdown of our facilities as of December 31, 2021 based on use:

Facility	Usage	Area (m2)
Constructions completed	Manufacturing	72,959
	R&D and administrative	6,812
	Warehousing	6,328
	Other facilities	4,317
	Total	90,416

Constructions in progress	Warehousing	12,421
	Total	12,421

Facilities rented	Manufacturing	31,281
	Warehousing	9,097
	Administrative	4,935
	R&D and administrative	3,335
	Total	48,648

The following table presents the total acreage of facilities controlled by each of our major operating subsidiaries as of December 31, 2021:

Dalian CBAK Power facilities site area	Total	74,257
Nanjing Daxin facility site area	Total	21,475
Nanjing CBAK facilities site area	Total	27,173
Hitrans facilities site area	Total	28,580

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

ITEM 3. LEGAL PROCEEDINGS.

See Note 27 (ii) to our audited consolidated financial statements included in this report.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Effective June 21, 2019, the Company’s Common Stock started trading on the Nasdaq Capital Market under the symbol “CBAT.”

Approximate Number of Holders of Our Common Stock

As of April 13, 2022, there were approximately 47 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name.”

Dividend Policy

We have never declared or paid any dividends, nor do we have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

As we are a holding company, we rely on dividends paid to us by our subsidiaries in the PRC through our Hong Kong subsidiaries, BAK Asia and BAK Investments. In accordance with its articles of association, each of our subsidiaries in the PRC is required to allocate to its statutory general reserve at least 10% of its respective after-tax profits determined in accordance with the PRC accounting standards and regulations. Each of our subsidiaries in the PRC may stop allocations to its general reserve if such reserve has reached 50% of its registered capital. Allocations to the reserve can only be used for making up losses and other specified purposes and may not be paid to us in the form of loans, advances, or cash dividends. Dividends paid by our PRC subsidiaries to BAK Asia or BAK Investments, our Hong Kong subsidiaries, will not be subject to Hong Kong capital gains or other income tax under current Hong Kong laws and regulations because they will not be deemed to be assessable income derived from or arising in Hong Kong. Such dividends, however, may be subject to a 10% withholding tax in the PRC.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2021 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2021 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2021.

ITEM 6. [RESERVED]

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

Overview

We are engaged in the development, manufacture and sale of new energy high power lithium batteries, as well as cathode materials and precursors for lithium batteries, which are mainly used in the following applications:

●	Electric vehicles (“EV”), such as electric cars, electric buses, hybrid electric cars and buses;

●	Light electric vehicles (“LEV”), such as electric bicycles, electric motors, sight-seeing cars; and

●	Electric tools, energy storage including but not limited to uninterruptible power supply application, and other high-power applications.

In 2021, we added a production line to produce electric bicycles, in light of the great potential for growth in this market.  As of the date of this report, this production line has not commenced commercial production.

We generated revenues from the manufacture and sale of high-power lithium batteries and raw materials for lithium batteries of $52.7 million and $37.6 million for the fiscal years ended December 31, 2021 and 2020, respectively. We incurred a net profit of $61.5 million and a net loss of $7.8 million during the fiscal years ended December 31, 2021 and 2020, respectively. Our revenues in relation to electric vehicles are, to some extent, adversely impacted by the reduction of government subsidies to new energy vehicles. However, new revenues driven from the sale of materials used in manufacturing of lithium batteries, through the newly acquired subsidiary, Hitrans, as well as the continuous climb of sales in uninterruptible supplies and light-electric-vehicle related products, contributed to the increase. For more details, see “Item 1. Business—Overview of Our Business.” Accordingly, net revenues from sales of batteries for uninterruptable supplies was $33.3 million for the fiscal year ended December 31, 2021, as compared to $22.7 million for fiscal year ended December 31, 2020, an increase of $10.6 million, or 47%. Net revenue from trading of raw materials for lithium batteries was $0.5 million for the fiscal year ended December 31, 2021, as compared to $14.5 million for fiscal year ended December 31, 2020, a decrease of $14.0 million, or 96%. Net revenue from sales of cathode materials and precursors was $17.9 million for the fiscal year ended December 31, 2021, as compared to nil for fiscal year ended December 31, 2020. With the announced ultra-low-temperature battery technology, we believe that our revenues in the energy storage market will continue to grow. In addition, net revenues from sales of batteries for light electric vehicles was $0.5 million for the fiscal year ended December 31, 2021, as compared to $39,428 for fiscal year ended December 31, 2020, an increase of $0.5 million, or 1,218%. We believe the government policies relating to new energy will in the long term encourage the production of new energy vehicles, optimize the structure of the new energy vehicles industry, enhance technical standards of the industry and strengthen its core competitiveness, which ultimately would foster strategic development of the new energy vehicles. In addition, our latest development of 32140 battery and our planned investment in the R&D of 46800 battery will help us regain competitiveness in both LEV/EV markets with the appropriate products. Therefore, the demand for new energy likely will grow in the future and we will be able to secure more potential orders from the new energy market.

We have completed the construction of a cylindrical power battery manufacturing plant and a power battery packing plant of our Dalian facilities which started commercial production in July 2015. We have received and been utilizing most of BAK Tianjin’s operating assets relocated to our Dalian facilities, including its machinery and equipment for battery production and battery pack production, customers, management team and technical staff, patents and technologies. We also started the investments in and construction of our Nanjing facilities, which is designed to comprise of two phases. The first phase is in the process of interior renovation and equipment purchase. Phase One has an area of approximately 10,000 square meters at nearly no cost due to the government’s low rentals. Phase Two is currently under construction design. The Nanjing facilities, once built, are expected to provide 18GWh capacity to support our demand. We have also purchased machinery and equipment to expand our manufacturing capabilities. Moreover, given the equity and debt financings we have obtained recently, we believe that with the booming future market demand for high power lithium-ion products, we can continue as a going concern and return to profitability.

In addition, we completed the acquisition of 81.56% of registered equity interests (representing 75.57% of paid-up capital) in Hitrans, a leading developer and manufacturer of NCM precursor and cathode materials in China, in November 2021. See “Item 1. Business—Overview of Our Business—Acquisition of A Raw Materials Manufacturer” for more information on the acquisition.

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

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%, except for Hitrans which was recognized as a “High and New Technology Enterprise” and enjoyed a preferential tax rate of 15% from 2021 to 2023. Our Hong Kong subsidiary BAK Asia is and BAK Investment are subject to profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, BAK Asia and BAK Investment had not paid any such tax.

Results of Operations

Comparison of Years Ended December 31, 2020 and December 31, 2021

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Years Ended		Change
	December 31, 2020	December 31, 2021	$	%
Net revenues	$37,566	$52,670	15,104	40
Cost of revenues	(34,852)	(47,559)	(12,707)	36
Gross profit	2,714	5,111	2,397	88

Operating expenses:
Research and development expenses	(1,679)	(5,274)	(3,595)	214
Sales and marketing expenses	(701)	(2,302)	(1,601)	228
General and administrative expenses	(3,746)	(10,027)	(6,281)	168
Impairment charge on property, plant and equipment	(4,346)	-	4,346	-
(Provision for) recovery of doubtful accounts	(722)	780	1,502	-208
Total operating expenses	(11,194)	(16,823)	(5,629)	50
Operating loss	(8,480)	(11,712)	(3,232)	38
Finance expense, net	(1,399)	785	2,184	-156
Other (expense) income, net	(40)	3,644	3,684	-9,210
Impairment of Non-marketable equity securities	-	(693)	(693)	-
Change in fair value of warrants liability	2,072	61,802	59,730	2,883
(Loss) income before income tax	(7,847)	53,826	61,673	-786
Income tax credit	-	7,733	7,733	-
Net (loss) income	$(7,847)	61,559	69,406	884
Less: Net loss (income) attributable to non-controlling interests	40	(73)	(113)	-283
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	(7,807)	$61,486	69,293	888

Net revenues. Net revenues were $52.7 million for the fiscal year ended December 31, 2021, as compared to $37.6 million for the fiscal year ended December 31, 2020, an increase of $15.1 million, or 40%.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts, other than percentage, in thousands of U.S. dollars)

	Years Ended		Change
	December 31, 2020	December 31, 2021	$	%
High-power lithium batteries used in:
Electric vehicles	$260	$244	(16)	(6)
Light electric vehicles	39	733	694	1,779
Uninterruptable supplies	22,749	33,308	10,559	46
Trading of Raw materials used in lithium batteries	14,518	520	(13,998)	(96)
	37,566	34,805	(2,761)	(7)
Materials used in manufacturing of lithium batteries
Cathode	-	8,726	8,726	-
Precursor	-	9,139	9,139	-
	-	17,865	17,865	-
Total	$37,566	$52,670	15,104	40

Net revenues from sales of batteries for electric vehicles were $0.2 million for the fiscal year ended December 31, 2021, as compared to $0.3 million for 2020, a decrease of 6%.

Net revenues from sales of batteries for light electric vehicles was approximately $0.7 million for the fiscal year ended December 31, 2021, as compared $39,428 for 2020, representing an increase of $0.7 million, or 1,779%. We will continue to penetrate the market for batteries used in light electric vehicles.

Net revenues from sales of batteries for uninterruptable supplies was $33.3 million for the fiscal year ended December 31, 2021, as compared to $22.7 million for fiscal year ended December 31, 2020, an increase of $10.6 million, or 46%. As we focused more on this market in 2021, sale of batteries for uninterruptable power supplies continue to grow fast.

Net revenues from trading of raw materials used in lithium batteries were $0.5 million for the fiscal year ended December 31, 2021, as compared with $14.5 million in the same period in 2020. We obtained favorable prices on bulk purchase of raw materials from certain suppliers, and generated gross profit in the fiscal year ended December 31, 2020. We didn’t expand this business during 2021.

Net revenues from sales of materials for use in manufacturing of lithium battery cell were $17.9 million for the fiscal year ended December 31, 2021, as compared to nil for 2020. In November, 2021, we completed the acquisition of Hitrans as a raw materials producer, which added the sale of materials for lithium battery cell to our business lines.

During 2021, we through the newly acquired subsidiary, Hitrans, a raw material producer of cathode and precursor, earned sales of materials used in manufacturing of lithium batteries of $17.9 million. We look forward to strengthening the battery product ecosystem as we seek stable raw material supply and drive greater revenue for our business.

Cost of revenues. Cost of revenues increased to $47.6 million for the fiscal year ended December 31, 2021, as compared to $34.9 million for 2020, an increase of $12.7 million, or 36%. The increase in cost of revenues was mainly due to the increase of net revenues. Included in cost of revenues were write down of obsolete and slow-moving inventories of $0.9 million for the year ended December 31, 2021, while it was $1.5 million for the year ended 2020. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the year ended December 31, 2021 was $5.1 million, or 9.7% of net revenues as compared to gross profit of $2.7 million, or 7.2% of net revenues, for the fiscal year ended December 31, 2020. Gross profit margin improved due to productivity increase, cost control and upgrades to production lines. With our sustained effort, the quality passing rate of our product has improved due to cost control and enhancement works on production line.

Research and development expenses. Research and development expenses increased to $5.3 million for the year ended December 31, 2021, as compared to $1.7 million for 2020, an increase of $3.6 million, or 214%. The increase was primarily resulted from an increase in R&D employees’ salaries and social insurance expenses by approximately $1.7 million. R&D employees’ salaries and social insurance expenses increased due to the salaries incurred from the newly acquired subsidiary, Hitrans, and a growing number of employees at Nanjing CBAK and Nanjing Daxin as well as the expiration of Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. We also incurred design and development expenses relating to light electric vehicles of $0.5 million and nil for the years ended December 31, 2021 and 2020, respectively. In addition, we incurred expenses for materials used in battery research and development of $0.5 million and $0.1 for the years ended December 31, 2021 and 2020, respectively, as a result of the Company’s efforts to research and develop upgraded battery products with lower costs and better performance.

Sales and marketing expenses. Sales and marketing expenses increased to $2.3 million for the year ended December 31, 2021, as compared to $0.7 million for 2020, an increase of $1.6 million, or 228%. As a percentage of revenues, sales and marketing expenses were 4.4% and 1.9% of revenues for the years ended December 31, 2021 and 2020, respectively. The increase mainly resulted from an increase in salaries, social insurance and staff welfare expenses for sales and marketing employees by approximately $0.8 million. Sales and marketing employees’ salaries and social insurance expenses increased is due a growing number of employees at Nanjing CBAK and Nanjing Daxin as well as the expiration of Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. Moreover, given the growth in revenue, we increased sales and marketing employees’ salaries and welfare. In addition, we attended several exhibitions to increase our brand awareness and incurred exhibition expenses of approximately $0.2 million and $nil for the year ended December 31, 2021 and 2020, respectively. Besides, the transaction costs and declaration charge increased by $0.3 million is due to the increase of international sales during fiscal 2021.

General and administrative expenses. General and administrative expenses increased to $10.0 million for the year ended December 31, 2021, as compared to $3.7 million for 2020, an increase of $6.3 million, or 168%. The increase was primarily resulted from the significant increase in administrative employees’ salaries and social insurance expenses by approximately $2.1 million. Administrative employees’ salaries and social insurance expenses increased due to the salaries incurred from the newly acquired subsidiary, Hitrans, and a growing number of employees at Nanjing CBAK and Nanjing Daxin as well as the expiration of Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. Our consultancy fees, legal and professional fee increased by $2.8 million is due to the consultancy charges in related to acquisition of Hitrans and fund raising in 2021. In addition, our rental expenses increased by approximately $0.3 million, as Nanjing CBAK and Nanjing Daxin rented staff dormitory during 2021.

Property, plant and equipment impairment charge. During the course of our strategic review of our operations, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $4.3 million and nil for the year ended December 31, 2020 and 2021, respectively.

Provision for (recovery of) doubtful accounts. Recovery of doubtful accounts was $0.8 million for the year ended December 31, 2021, as compared to a provision of $0.7 million for the same period in 2020. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. We have recovered $1.0 million of cash from customers in 2021.

Operating loss. As a result of the above, our operating loss totaled $11.7 million for the year ended December 31, 2021, as compared to $8.5 million for 2020, an increase of $3.2 million or 38%.

Finance (expense) income, net. Finance income, net was $0.8 million for the year ended December 31, 2021, as compared to Finance expense, net of $1.40 million for the year ended December 31, 2020, an increase of $2.2 million, or 156% as a result of a lower loan balances in 2021, an increase of $0.4 million interest income generated from our security deposit to finance for the issuance of bills payable.

Other income (expenses), net. Other income was $3.6 million for the year ended December 31, 2021, as compared to other expenses of approximately $0.04 million for 2020. For the year ended December 31, 2021, we have recognized $1.6 million subsidy from Gaochun EDZ to facilitate our development and operation in Nanjing.

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

Income tax credit. Income tax credit was $7.7 million and nil for the year ended December 31, 2021 and 2020, respectively. The income tax credit was primarily due to the decrease of uncertain tax position taken.

Net (loss) income. As a result of the foregoing, we had a net income of $61.6 million for the year ended December 31, 2021, compared to a net loss of $7.8 million for 2020.

Liquidity and Capital Resources

We had financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock.

We incurred a net income of $61.6 million in the fiscal year ended December 31, 2021. As of December 31, 2021, we had cash and cash equivalents and restricted cash of $26.4 million. Our total current assets were $122.8 million and our total current liabilities were $112.8 million, resulting in a net working capital surplus of $9.2 million.

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

On November 16, 2021, the Company obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $19.0 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB 56.0 million (approximately 8.9 million) for a term until November 16, 2022, bearing interest at 4.35% per annum. On February 28, 2022, the Company borrowed RMB7.1 million loan (approximately $1.1 million) with the term from February 28, 2022 to February 28, 2023 from the above facilities.

The Company borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaled RMB53.5 million (approximately $8.4 million) for various terms through January to June 2022, which was secured by the Company’s cash totaled RMB26.6 million (approximately $4.3 million) and bills receivables totaled RMB26.9 million (approximately $4.3 million).

The Company borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaled RMB20.2 million (approximately $3.2 million) for various terms through May 2022, which was secured by the Company’s cash totaled RMB10.1 million (approximately $1.6 million) and the Company’s land use rights and buildings.

In October to December 2020, the Company borrowed a series of acceptance bills from China Merchants Bank totaled RMB13.5 million (approximately $2.07 million) for various terms through April to June 2021, which was secured by the Company’s cash totaled RMB13.5 million (approximately $2.07 million). The Company repaid the bills through April to June 2021.

The Company borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB17.9 million (approximately $2.8 million) for various terms through January to June 2022, which was secured by the Company’s cash totaling RMB17.9 million (approximately $2.8 million).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaled RMB57.4 million (approximately $9 million) for various terms through January to June 2022, which was secured by the Company’s cash totaled RMB56.1 million (approximately $8.8 million) and the Company’s bills receivable totaled RMB1.3 million (approximately $0.2 million).

On April 19, 2021, the Company obtained five-year acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB84.4 million (approximately $13.2 million). Any amount drawn under the facilities requires security in the form of cash or bank acceptance bills receivable of at least the same amount. Under the facilities, as of December 31, 2021, the Company borrowed a total of RMB10 million (approximately $1.6 million) from Bank of Ningbo Co., Ltd in the form of bills payable for a various term expiring from January to February 2022, which was secured by the Company’s cash totaled RMB10 million (approximately $1.6 million).

On January 17, 2022, the Company  obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.6 million) up to the date of this report.

On February 9, 2022, the Company  obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.6 million) up to the date of this report.

On March 8, 2022, the Company  obtained a one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 5. 5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.6 million) up to the date of this report.

As of December 31, 2021, we had unutilized committed banking facilities of $8.6 million.

Equity and Debt Financings from Investors

In addition, we have obtained funds through private placements, registered direct offerings and other equity and debt financings:

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

On December 8, 2020, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued in a registered direct offering, an aggregate of 9,489,800 shares of common stock of the Company at a per share purchase price of $5.18, and warrants to purchase an aggregate of 3,795,920 shares of common stock of the Company at an exercise price of $6.46 per share exercisable for 36 months from the date of issuance, for gross proceeds of approximately $49.16 million, before deducting fees to the placement agent and other offering expenses  payable by the Company.

On February 8, 2021, we entered into another securities purchase agreement with the same investors, pursuant to which we issued in a registered direct offering, an aggregate of 8,939,976 shares of common stock of the Company at a per share purchase price of $7.83. In addition, we issued to the investors (i) in a concurrent private placement, the Series A-1 warrants to purchase a total of 4,469,988 shares of common stock, at a per share exercise price of $7.67 and exercisable for 42 months from the date of issuance; (ii) in the registered direct offering, the Series B warrants to purchase a total of 4,469,988 shares of common stock, at a per share exercise price of $7.83 and exercisable for 90 days from the date of issuance; and (iii) in the registered direct offering, the Series A-2 warrants to purchase up to 2,234,992 shares of common stock, at a per share exercise price of $7.67 and exercisable for 45 months from the date of issuance. We received gross proceeds of approximately $70 million from the registered direct offering and the concurrent private placement, before deducting fees to the placement agent and other offering expenses payable by the Company.

On May 10, 2021, we entered into that Amendment No. 1 to the Series B Warrant (the “Series B Warrant Amendment”) with each of the holders of the Company’s outstanding Series B warrants. Pursuant to the Series B Warrant Amendment, the term of the Series B warrants was extended from May 11, 2021 to August 31, 2021.

As of August 31, 2021, we had not received any notices from the investors to exercise Series B warrants. As of the date of this report, Series B warrants, along with Series A-2 warrants, had both expired.

We currently are expanding our product lines and manufacturing capacity in our Dalian and Nanjing plants,  which require more funding to finance the expansion. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew our bank loans upon maturity, if required, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining such financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31,	December 31,
	2020	2021
Net cash used in operating activities	$(5,097)	$(4,270)
Net cash used in investing activities	(5,710)	(38,081)
Net cash provided by financing activities	25,827	48,272
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,482)	(238)
Net increase in cash and cash equivalents and restricted cash	13,538	5,683
Cash and cash equivalents and restricted cash at the beginning of the year	7,134	20,672
Cash and cash equivalents and restricted cash at the end of the year	$20,672	$26,355

Operating Activities

Net cash used in operating activities was $4.3 million in the year ended December 31, 2021, as compared to net cash used in operating activities of $5.1 million in 2020. The net cash used in operating activities in 2021was mainly attributable to our net profit (before loss on disposal of property, plant and equipment, impairment charge of non-marketable equity securities and excluding non-cash depreciation and amortization, write-down of inventories, share-based compensationand changes in fair value of warrants liability) of $4.6 million offset by a decrease of uncertain tax position of 7.5 million.

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

Investing Activities

Net cash used in investing activities increased to $38.1 million in the fiscal year ended December 31, 2021, from $5.7 million in 2020. The net cash used in investing activities in 2021 comprised of $17.8 million proceeds from acquisition of Hitrans (net of cash acquired), purchase of non-marketable securities of $1.4 million and purchases of property, plant and equipment and construction in progress of $19.2 million.

Net cash used in investing activities in the fiscal year ended December 31, 2020 mainly included purchase of property, plant and equipment and construction in progress of $5.7 million.

Financing Activities

Net cash provided by financing activities was $48.3 million in the fiscal year ended December 31, 2021, compared with $25.8 million in 2020. The net cash provided by financing activities for the year ended December 31, 2021 mainly comprised of $65.5 million net proceeds from issuance of shares to institutional investors, partially offset by repayment of bank borrowings of $13.9 million, repayment of $2.8 million loans from Mr. Ye Junnan and repayment of borrowings from unrelated parties of $0.4 million.

The net cash provided by financing activities for the year ended December 31, 2020 mainly comprised of $45.3 million net proceeds from issuance of shares to institutional investors, $3.5 million borrowings from unrelated parties, partially offset by repayment of bank borrowings of $13.3 million and repayment of borrowings from unrelated parties of $9.8 million.

As of December 31, 2021, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Shaoxing Branch of Bank of Communications Co., Ltd	$18,976	$10,391

Other line of credit:
Shaoxing Branch of Bank of Communications Co., Ltd	10,004	10,004
Agricultural Bank of China	2,813	2,813
China Zheshang Bank Co., Ltd	9,029	9,029
Bank of Ningbo Co., Ltd	1,573	1,573
	23,419	23,419

Total	$42,395	$33,810

Capital Expenditures

We incurred capital expenditures of $19.2 million and $17.5 million in fiscal years ended December 31, 2021 and December 31, 2020, respectively. Our capital expenditures in 2021 were used primarily to construct our Dalian facility and Nanjing facility. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31, 2020	December 31, 2021
Purchase of property, plant and equipment and construction in progress	$17,528	$19,212

We estimate that our total capital expenditures in fiscal year 2022 will reach approximately $30 million. Such funds will be used to construct new plant with new product lines and battery module packing lines.

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

Changes in Accounting Standards

Please refer to note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies and Practices–Recently Adopted Accounting Standards,” for a discussion of relevant pronouncements.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	Fiscal Year Ended
	December 31,	December 31,
	2020	2021
Balance sheet items, except for equity accounts	6.5286	6.3551
Amounts included in the statement of income and comprehensive loss and statement of cash flows	6.9032	6.4525

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2021

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CBAK Energy Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBAK Energy Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative cash flows from operating activities, accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of December 31, 2021. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative cash flows from operating activities, accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of December 31, 2021. The Company has contractual obligations such as commitments for purchases of equipment, building constructions cost, payable, capital injection to subsidiaries and short-term loan (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures and, if necessary, obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access such financing, the Company can manage cash outflows to meet the obligations through reductions in capital expenditures and other operating expenditures.

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

Inventory write-down

As described in Note 5 of the consolidated financial statements, inventories are stated at the lower of cost or net realizable value, with cost determined on a weighted average cost method. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2021, the Company recorded inventory impairment charges of $0.9 million. Inventories include items that have been written down to the Company’s best estimate of their realizable value, which includes consideration of various factors.

We identified the inventory write-down as a critical audit matter. The Company’s determination of future markdowns is subjective. Specifically, there was a high degree of subjective auditor judgment in evaluating how the Company’s merchandising strategy and related inventory markdown assumptions affected the realizable value of inventory.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) observing the physical condition of inventories during inventory counts; (ii) evaluating the appropriateness of management's process for developing the estimates of net realizable value; (iii) testing the reasonableness of the assumptions about quality, damages, future demand, selling prices and market conditions by considering with historical trends and consistency with evidence obtained in other areas of the audit; and corroborating the assumptions with individuals within the product team; and (iv) assessing the Company’s adjustments of inventory costs to net realizable value for slow-moving and obsolete inventories by (1) comparing the historical estimate for net realizable value adjustments to actual adjustments of inventory costs, and (2) analyzing sales subsequent to the measurement date.

Assessment of impairment of long-lived assets

As discussed in Note 7 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses. Based upon the analysis performed, the fair value of long-lived assets exceeded its carrying value as of the December 31, 2021 and no impairment was recognized for the year ended December 31, 2021.

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

Assessment of impairment of goodwill

As described in Notes 12 and 13 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.6 million as of December 31, 2021. The Company performs an assessment of the carrying value of the reporting units at least on an annual basis or when events occur or circumstances change that would more likely than not reduce the estimated fair value of the reporting units below its carrying value. The Company performed a goodwill impairment analysis as of December 31, 2021. For purposes of impairment testing, management allocates its goodwill to the relevant cash-generating units (“CGUs”), and compares the recoverable amounts of these CGUs to their respective carrying amounts. Management determined the recoverable amounts of these CGU based on the value in use (“VIU”) which is calculated based on discounted cash flows expected to be derived from the respective CGU. Management’s cash flows projections included significant judgments and assumptions relating to the expected production and sales volumes, production costs, operating expenses and discount rates. The fair value of the CGU exceeded its carrying value as of the December 31, 2021 and no impairment was recognized for the year ended December 31, 2021.

We identified the assessment of impairment of goodwill as a critical audit matter because of the significant estimates and assumptions management used in the projections of future cash flows, including the expected production and sales volumes, production costs, operating expenses and discount rates applied to these forecasted future cash flows. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

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

Assessment of allowances for doubtful accounts

As discussed in Note 2 to the consolidated financial statements, the allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Outstanding accounts receivable balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Based upon the analysis performed, the Company maintained an allowance for doubtful account of $4.6 million as of December 31, 2021.

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

April 15, 2022

PCAOB ID: 2769

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2020 and 2021

(In US$ except for number of shares)

	Note	December 31, 2020	December 31, 2021
Assets
Current assets
Cash and cash equivalents		$11,681,750	$7,357,875
Pledged deposits	3	8,989,748	18,996,749
Trade and bills receivable, net	4	29,571,274	49,907,129
Inventories	5	5,252,845	30,133,340
Prepayments and other receivables	6	7,439,544	12,746,990
Receivables from former subsidiary	17	-	2,263,955
Amount due from non-controlling interest, current	17	-	125,883
Amount due from related party, current	17	-	472,061
Income tax recoverable		-	47,189
Investment in sales-type lease, net	10	235,245	790,516

Total current assets		63,170,406	122,841,687

Property, plant and equipment, net	7	41,040,370	90,042,773
Construction in progress	8	30,193,309	27,343,092
Non-marketable equity securities	9	-	712,930
Prepaid land use rights	10	7,500,780	13,797,230
Intangible assets, net	11	11,807	1,961,739
Operating lease right-of-use assets, net		-	1,968,032
Investment in sales-type lease, net	10	850,407	838,528
Amount due from non-controlling interest, non-current	17	-	62,941
Deferred tax assets, net	20	-	1,403,813
Goodwill	13	-	1,645,232

Total assets		$142,767,079	$262,617,997

Liabilities
Current liabilities
Trade and bills payable	14	$28,352,292	$65,376,212
Short-term bank borrowings	15	-	8,811,820
Current maturities of long-term bank loans	15	13,739,546	-
Other short-term loans	15	1,253,869	4,679,122
Accrued expenses and other payables	16	11,645,459	22,963,700
Payables to former subsidiaries, net	17	626,990	326,507
Deferred government grants, current	18	151,476	3,834,481
Product warranty provisions	19	155,888	127,837
Warrants liability	26	17,783,000	5,846,000
Operating lease liability, current	11	-	801,797

Total current liabilities		73,708,520	112,767,476

Deferred government grants, non-current	18	7,304,832	6,189,196
Product warranty provisions	19	1,835,717	1,900,429
Long term tax payable		7,511,182	-
Operating lease liability, non-current	10	-	876,323
Total liabilities		90,360,251	121,733,424

Commitments and contingencies	27

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 79,310,249 issued and 79,166,043 outstanding as of December 31, 2020; and 88,849,222 issued and 88,705,016 outstanding as of December 31, 2021		79,310	88,849
Donated shares		14,101,689	14,101,689
Additional paid-in capital		225,278,113	241,946,362
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(183,984,311)	(122,498,259)
Accumulated other comprehensive loss		(239,609)	2,489,017
		56,465,703	137,358,169

Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		52,399,093	133,291,559
Non-controlling interests		7,735	7,593,014
Total equity		52,406,828	140,884,573

Total liabilities and shareholder’s equity		$142,767,079	$262,617,997

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2020 and 2021

(In US$ except for number of shares)

		Year ended	Year ended
	Note	December 31, 2020	December 31, 2021
Net revenues	29	$37,566,152	$52,669,733
Cost of revenues		(34,852,132)	(47,559,243)
Gross profit		2,714,020	5,110,490
Operating expenses:
Research and development expenses		(1,678,895)	(5,274,316)
Sales and marketing expenses		(701,404)	(2,301,720)
General and administrative expenses		(3,745,676)	(10,027,349)
Impairment charge on property, plant and equipment	7	(4,345,811)	-
(Provision for) recovery of doubtful accounts	4	(721,737)	780,389
Total operating expenses		(11,193,523)	(16,822,996)
Operating loss		(8,479,503)	(11,712,506)
Finance expenses, net		(1,399,095)	784,880
Other(expenses) income, net		(40,170)	3,644,363
Impairment of non-marketable equity securities		-	(692,639)
Changes in fair value of warrants liability		2,072,000	61,802,000
(Loss) income before income tax		(7,846,768)	53,826,098
Income tax credit, net	20	-	7,733,046
Net (loss) income		(7,846,768)	61,559,144
Less: Net loss (income) attributable to non-controlling interests		39,870	(73,092)
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.		$(7,806,898)	$61,486,052

Net (loss) income		(7,846,768)	61,559,144
Other comprehensive income (loss)
– Foreign currency translation adjustment		1,499,949	2,725,768
Comprehensive (loss) income		(6,346,819)	64,284,912
Less: Comprehensive loss (income) attributable to non-controlling interests		45,042	(70,234)
Comprehensive (loss) income attributable to CBAK Energy Technology, Inc.		$(6,301,777)	$64,214,678

(Loss) Income per share	25
– Basic		$(0.13)	$0.70
– Diluted		$(0.13)	$0.70

Weighted average number of shares of common stock:	25
– Basic		61,992,386	87,605,493
– Diluted		61,992,386	87,884,357

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended 2020 and 2021

(In US$ except for number of shares)

	Common stock issued			Additional	Statutory		Accumulated other	Non-	Treasury shares		Total
	Number		Donated	paid-in	reserves	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	(Note 26)	deficit	loss	interests	of shares	Amount	equity

Balance as of January 1, 2020	53,220,902	$53,222	$14,101,689	$180,208,610	$1,230,511	$(176,177,413)	$(1,744,730)	$52,777	(144,206)	$(4,066,610)	$13,658,056

Net loss	-	-	-	-	-	(7,806,898)	-	(39,870)	-	-	(7,846,768)

Share-based compensation for employee and director stock awards	-	-	-	803,931	-	-	-	-	-	-	803,931

Common stock issued to employees and directors for stock award	588,663	588	-	(588)	-	-	-		-	-	-

Common stock issued to investors	16,010,884	16,010	-	18,782,068	-	-	-		-	-	18,798,078

Issuance of common stock and warrants	9,489,800	9,490	-	25,484,092	-	-	-		-	-	25,493,582

Foreign currency translation adjustment	-	-	-	-	-	-	1,505,121	(5,172)	-	-	1,499,949

Balance as of December 31, 2020	79,310,249	$79,310	$14,101,689	$225,278,113	$1,230,511	$(183,984,311)	$(239,609)	$7,735	(144,206)	$(4,066,610)	$52,406,828

Net profit	-	-	-	-	-	61,486,052	-	73,092	-	-	61,559,144

Share-based compensation for employee and director stock awards	-	-	-	1,047,777	-	-	-	-	-	-	1,047,777

Common stock issued to employees and directors for stock award	598,997	599	-	(599)	-	-	-		-	-	-

Issuance of common stock and warrants	8,939,976	8,940	-	15,621,071	-	-	-	-	-	-	15,630,011

Non controlling interest through acquisition	-	-	-	-	-	--	-	7,515,045	-	-	7,515,045

Foreign currency translation adjustment	-	-	-	-	-	-	2,728,626	(2,858)	-	-	2,725,768

Balance as of December 31, 2021	88,849,222	$88,849	$14,101,689	$241,946,362	$1,230,511	$(122,498,259)	$2,489,017	$7,593,014	(144,206)	$(4,066,610)	$140,884,573

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Consolidated statements of cash flows

For the years ended December 31, 2020 and 2021

(In US$)

	Year Ended	Year Ended
	December 31, 2020	December 31, 2021
Cash flows from operating activities
Net (loss) income	$(7,846,768)	61,559,144
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,700,888	3,578,695
Provision for (recovery of) doubtful accounts	721,737	(780,389)
Write-down of inventories	1,450,182	867,731
Share-based compensation	803,931	1,047,777
Changes in fair value of warrants liability	(2,072,000)	(61,802,000)
Loss on disposal of property, plant and equipment	21,317	9,642
Impairment charge on property, plant and equipment	4,345,811	-
Impairment charge on non-marketable equity securities	-	(692,639)
Amortization of operating lease	-	477,961
Changes in operating assets and liabilities:
Trade and bills receivable	(20,767,355)	18,714,611
Inventories	2,305,697	(11,805,692)
Prepayments and other receivables	(2,171,694)	(4,324,751)
Investment in sales-type lease	(1,026,739)	(505,998)
Trade and bills payable	11,088,116	(1,807,896)
Accrued expenses and other payables and product warranty provisions	(975,687)	(628,973)
Operating lease liabilities	-	(715,782)
Trade receivable from and payables to former subsidiaries	3,428,010	(2,335,386)
Income tax payables	-	(7,464,067)
Deferred tax assets	-	(19,855)
Government grants	2,897,207	2,357,811
Net cash used in operating activities	(5,097,347)	(4,270,056)

Cash flows from investing activities
Purchase of non-marketable equity securities	-	(1,394,808)
Purchases of property, plant and equipment and construction in progress	(5,709,975)	(19,211,554)
Proceed from acquisition of a subsidiary, net of cash acquired	-	(17,477,643)
Redemption of debt products	-	3,100
Net cash used in investing activities	(5,709,975)	(38,080,905)

Cash flows from financing activities
Repayment of bank borrowings	(13,325,849)	(13,901,589)
Borrowings from unrelated parties	3,505,621	-
Repayment of borrowings from unrelated parties	(9,778,074)	(400,904)
Repayment of borrowings from related parties	-	(2,789,616)
Borrowings from shareholders	358,358	-
Repayment of borrowings from shareholders	(281,676)	(131,040)
Proceeds from issuance of shares	45,348,582	65,495,011
Net cash provided by financing activities	25,826,962	48,271,862

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,482,090)	(237,775)
Net increase in cash and cash equivalents and restricted cash	13,537,550	5,683,126
Cash and cash equivalents and restricted cash at the beginning of year	7,133,948	20,671,498
Cash and cash equivalents and restricted cash at the end of year	$20,671,498	26,354,624
Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$8,434,331	$23,862,234
Non-cash payment for purchases of property, plant and equipment and construction in progress by new vehicles	$644,917	$61,527
Operating lease assets obtained in exchange for operating lease obligations	$-	$2,415,895

Issuance of common stock (Note 1):
– offset repayment of promissory note	$3,339,528	$-
– offset payable to Shenzhen Bak (Sixth Debt)	$4,285,532	$-
– offset construction cost payable (Seventh Debt)	$11,173,018	$-

Cash paid during the year for:
Income taxes	$-	$3,053
Interest, net of amounts capitalized	$989,529	$177,544

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2021

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

As of December 31, 2021, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB1.0 million (approximately $0.1 million) to CBAK Suzhou through injection of a series of cash. The Company plans to dissolve CBAK Suzhou in 2022.

On November 21, 2019, Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”) was established as a wholly owned subsidiary of BAK Asia with a registered capital of $50,000,000. Pursuant to CBAK Energy’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Energy on or before November 20, 2022. Up to the date of this report, the Company has contributed $23,519,880 to CBAK Energy.

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

On August 6, 2020, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) was established as a wholly owned subsidiary of CBAK Nanjing with a registered capital of RMB700,000,000 (approximately $110 million). Pursuant to Nanjing CBAK’s articles of association and relevant PRC regulations, CBAK Nanjing was required to contribute the capital to Nanjing CBAK on or before August 5, 2040. Up to the date of this report, the Company has contributed RMB335,538,138 (approximately $52.8 million) to Nanjing CBAK.

On November 9, 2020, Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”) was established as a wholly owned subsidiary of CBAK Nanjing with a register capital of RMB50,000,000 (approximately $7.9 million). Up to the date of this report, the Company has contributed RMB16,416,000 (approximately $2.5 million) to Nanjing Daxin.

On April 21, 2021, CBAK Power, along with Shenzhen BAK Power Battery Co., Ltd (“BAK SZ”), Shenzhen Asian Plastics Technology Co., Ltd (“SZ Asian Plastics”) and Xiaoxia Liu, entered into an investment agreement with Junxiu Li, Hunan Xintao New Energy Technology Partnership, Xingyu Zhu, and Jiangsu Saideli Pharmaceutical Machinery Manufacturing Co., Ltd for an investment in Hunan DJY Technology Co., Ltd (“DJY”). CBAK Power has paid $1.4 million (RMB9,000,000) to acquire 9.74% of the equity interests of DJY. CBAK Power has appointed one director to the Board of Directors of DJY. DJY is an unrelated third party of the Company engaging in researching and manufacturing of raw materials and equipment.

On August 4, 2021, Daxin New Energy Automobile Technology (Jiangsu) Co., Ltd (“Jiangsu Daxin”) was established as a wholly owned subsidiary of Nanjing CBAK with a register capital of RMB 30,000,000 (approximately $4.7 million). Pursuant to Jiangsu Daxin’s articles of association and relevant PRC regulations, Nanjing Daxin was required to contribute the capital to Jiangsu Daxin on or before July 30, 2061. Up to the date of this report the Company has contributed nil to Jiangsu Daxin.

On July 20, 2021, CBAK Power entered into a framework agreement relating to CBAK Power’s investment in Zhejiang Hitrans Lithium Battery Technology Co., Ltd (“Hitrans”, formerly known as Zhejinag Meidu Hitrans Lithium Battery Technology Co., Ltd), pursuant to which CBAK Power agreed to acquire 81.56% of registered equity interests (representing 75.57% of paid-up capital) of Hitrans (the “Acquisition”). The Acquisition was completed on November 26, 2021 (Note 12). After the completion of the Acquisition, Hitrans became a 81.56% registered equity interests (representing 75.57% of paid up capital) owned subsidiary of the Company.

On July 6, 2018, Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd. (“Guangdong Hitrans”) was established as a 80% owned subsidiary of Hitrans with a registered capital of RMB10 million (approximately $1.6 million). The remaining 20% registered equity interest was held by Shenzhen Baijun Technology Co., Ltd. Pursuant to Guangdong Hitrans’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to Guangdong Hitrans’s articles of association and relevant PRC regulations, Hitrans was required to contribute the capital to Guangdong Hitrans on or before December 30, 2038. Up to the date of this report, Hitrans has contributed RMB1.72 million (approximately $0.3 million), and the other shareholder has contributed RMB0.25 million (approximately $0.04 million) to Guangdong Hitrans through injection of a series of cash. Guangdong Hitrans was established under the laws of the People’s Republic of China as a limited liability company on July 6, 2018 with a registered capital RMB10 million (approximately $1.5 million). Guangdong Hitrans is based in Dongguan, Guangdong Province, and is principally engaged in the business of resource recycling, waste processing, and R&D, manufacturing and sales of battery materials. The Company plans to dissolve Guangdong Hitrans in 2022.

On October 9, 2021, Shaoxing Haisheng International Trading Co., Ltd. (“Haisheng”) was established as a wholly owned subsidiary of Hitrans with a registered capital of RMB5 million (approximately $0.8 million). Pursuant to Haisheng’s articles of association and relevant PRC regulations, Hitrans was required to contribute the capital to Haisheng on or before May 31, 2025. Up to the date of this report, Hitrans has contributed RMB2.7 million (approximately $0.4 million) to Haisheng.

The Company’s consolidated financial statements have been prepared under US GAAP.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company and its subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liability established in the PRC or Hong Kong. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company’s subsidiaries to present them in conformity with US GAAP.

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Shenzhen”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014, “Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of December 31, 2021, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC; v) Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”), a wholly owned limited liability company established on November 21, 2019 in the PRC; (vi) BAK Asia Investments Limited (“BAK Investments”), a wholly owned limited liability company incorporated in Hong Kong acquired on July 14, 2020; (vii) CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”), a wholly owned limited liability company established on July 31, 2020 in the PRC; (viii) Nanjing CBAK New Energy Technology Co., Ltd, (“Nanjing CBAK”), a wholly owned limited liability company established on August 6, 2020 in the PRC; (ix) Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”), a wholly owned limited liability company established on November 9, 2020; (x) Daxin New Energy Automobile Technology ( Jiangsu) Co., Ltd (“Jiangsu Daxin”), a wholly owned limited liability company established on August 4, 2021 in the PRC ; (xi) Zhejiang Hitrans Lithium Battery Technology Co., Ltd (“Hitrans”), a 81.56% registered equity interests (representing 75.57% of paid-up capital) owned  limited liability company established on December 16, 2015  in the PRC; (xii) Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd., a 65.25% owned limited liability company established on July 6, 2018 in the PRC and (xiii) Shaoxing Haisheng International Trading Co., Ltd. (“Haisheng”), a 81.56% registered equity interests (representing 75.57% of paid-up capital) owned limited liability company established on October 9, 2021 in the PRC.

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

As of August 31, 2021, the Company had not received any notices from the investors to exercise Series B warrants. As of the date of this report, Series B warrants, along with Series A-2 warrants, had both expired.

As of December 31, 2021, the Company had $8.8 million bank loans and approximately $98.1 million of other current liabilities (excluding warrants derivative liability).

The Company is currently expanding its product lines and manufacturing capacity in its Dalian plant and Nanjing plant which requires more funding to finance the expansion. The Company plans to raise additional funds through banks borrowings and equity financing in the future to meet its daily cash demands, if required.

COVID-19

The World Health Organization declared the novel coronavirus (“COVID-19”) outbreak as a pandemic in March 2020. The COVID-19 pandemic has caused disruptions to our operations in 2021. Our Dalian facility’s operations were suspended in November 2021 due to the COVID-19 containment measures adopted by the local government. Hitrans’s production facility in Shangyu, Zhejiang was also temporarily closed from December 9 to 24, 2021 to comply with the local lockdown policy in response to a surge of COVID-19 cases. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for its products. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

For the year ended December 31, 2021, the Company’s revenue increased by $15.1 million, or 40.2%, to $52.7 million, from $37.6 million for the year ended December 31, 2020 and net income increased $69.4 million, to $61.6 million, from a net loss of $7.8 million for the year ended December 31, 2020.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has negative cash flows from operating activities, accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of December 31, 2021. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies and Practices

(a)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries up to the date of disposal. All significant intercompany balances and transactions have been eliminated prior to consolidation.

(b)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and demand deposits placed with banks which are unrestricted as to withdrawal or use, and have original maturities less than three months. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents.

(c)	Pledged deposit

Pledged deposit primarily represents bank deposits for bank notes amounted to $8.8 million and $19.0 million as of December 31, 2020 and 2021, respectively. And deposits amounted to $198,249 and nil, that are restricted due to legal disputes as of December 31, 2020 and 2021, respectively.

(d)	Debt products

All debt products are carried at fair value at the end of each reporting period. Changes in the carrying amount of debt products relating to interest income calculated using the effective interest method are recognized in consolidated statement of profit or loss. Other changes in the carrying amount of these products, net of any related tax effects, are excluded form earnings and are included in other comprehensive income or loss and reported as a separate component of stockholders’ equity or deficit until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, on debt products are included in other income (expense), net.

The Company regularly reviews all of its investments for other-than-temporary declines in estimated fair value. Its review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in estimated fair value of an investment is below the amortized cost basis and the decline is other-than-temporary, it reduces the carrying value of the security and record a loss for the amount of such decline. The Company has not recorded any declines in value judged to be other than temporary on its investments in debt securities.

(e)	Trade and Bills Receivable

Trade and bills receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.

Outstanding accounts receivable balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(f)	Inventories

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

(g)	Property, Plant and Equipment

Property, plant and equipment (except construction in progress) are stated at cost less accumulated depreciation and impairment charges. Depreciation is calculated based on the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows:

Buildings	5 – 38 years
Machinery and equipment	1 – 15 years
Leasehold improvement	Over the shorter of lease term of the estimated useful lives of the assets
Office equipment	1 – 5 years
Motor vehicles	5 – 12 years

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

A long-lived asset to be disposed of by abandonment continues to be classified as held and used until it is disposed of.

(h)	Lease

The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The Company elected not to apply the recognition requirements of ASC 842 to short-term leases. The Company also elected not to separate non-lease components from lease components, therefore, it will account for lease component and the non-lease components as a single lease component when there is only one vendor in the lease contract.

The Company determines if a contract contains a lease based on whether it has the right to obtain substantially all of the economic benefits from the use of an identified asset which the Company does not own and whether it has the right to direct the use of an identified asset in exchange for consideration. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized as the amount of the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate (“IBR”), because the interest rate implicit in most of the Company’s leases is not readily determinable. The IBR is a hypothetical rate based on the Company’s understanding of what its credit rating would be to borrow and resulting interest the Company would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.

(i)	Prepaid land use rights

The land use rights are operating leases with lease terms vary from 36 to 50 years. Land use rights acquired are assessed in accordance with ASC 842 if they meet the definition of lease.

(ii)	Operating lease

The lease terms of operating leases vary from more than a year to five years. Operating leases are included in operating lease right of use assets, current and non-current operating lease liabilities on the Company’s consolidated balance sheets. As of December 31, 2020 and 2021, all of the Company’s ROU assets were generated from leased assets in the PRC.

(iii)	Net Investment in Sales Type Leases

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

(i)	Foreign Currency Transactions and Translation

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

Year ended December 31, 2020
Balance sheet, except for equity accounts	RMB 6.5286 to US$1.00
Income statement and cash flows	RMB 6.9032 to US$1.00

Year ended December 31, 2021
Balance sheet, except for equity accounts	RMB 6.3551 to US$1.00
Income statement and cash flows	RMB 6.4525 to US$1.00

(j)	Intangible Assets

Intangible assets are stated in the balance sheet at cost less accumulated amortization and impairment, if any. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives. The respective amortization periods for the intangible assets are as follows:

Computer software	1 - 10 years
Sewage discharge permit	5 - 7 years

(k)	Impairment of Long-lived Assets (including amortizable intangible assets) other than goodwill

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

(l)	Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of the acquired entity as a result of the Company's acquisitions of interests in its subsidiaries. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In the qualitative assessment, the Company considers primary factors such as industry and market considerations, overall financial performance of the reporting unit, and other specific information related to the operations. Based on the qualitative assessment, if it is more likely than not that the fair value of each reporting unit is less than the carrying amount, the quantitative impairment test is performed.

The Company annually, or more frequently if the Company believes indicators of impairment exist, reviews the carrying value of goodwill to determine whether impairment may exist.

In performing the two-step quantitative impairment test, the first step compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for the purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets, liabilities and goodwill to reporting units, and determining the fair value of each reporting unit.

The Company performs its annual impairment tests on December 31 of each year.

(m)	Revenue Recognition

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

(n)	Cost of Revenues

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of revenues.

(o)	Income Taxes

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

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2020, through December 31, 2021 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2020	$7,042,582	-	7,042,582
Decrease in unrecognized tax benefits taken in current period	468,600	-	468,600
Balance as of December 31, 2020 and January 1, 2021	7,511,182	-	7,511,182
Decrease in unrecognized tax benefits taken in current year	(7,511,182)	-	(7,511,182)
Balance as of December 31, 2021	$-	$-	$-

As of December 31, 2020 and 2021, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

(p)	Non-controlling Interests

For the Company’s non-wholly owned subsidiary, a non-controlling interest is recognized to reflect the portion of equity that is not attributable, directly or indirectly, to the Company. Non-controlling interests are classified as a separate line item in the equity section of the Company’s consolidated balance sheets and have been separately disclosed in the Company’s consolidated statements of comprehensive loss to distinguish the interests from that of the Company. Cash flows related to transactions with non-controlling interests are presented under financing activities in the consolidated statements of cash flows.

(q)	Research and Development and Advertising Expenses

Research and development and advertising expenses are expensed as incurred. Research and development expenses consist primarily of remuneration for research and development staff, depreciation and material costs for research and development.

(r)	Bills Payable

Bills payable represent bills issued by financial institutions to the Company’s vendors. The Company’s vendors receive payments from the financial institutions directly upon maturity of the bills and the Company is obliged to repay the face value of the bills to the financial institutions.

(s)	Warranties

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

(t)	Government Grants

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

(u)	Share-based Compensation

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

(v)	Retirement and Other Postretirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses in the statement of operations and comprehensive loss as and when the related employee service is provided.

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $466,410 (RMB3,219,718) and $1,541,133 (RMB238,842) for the years ended December 31, 2020 and 2021, respectively.

(w)	Income (loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted income (loss) per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

(x)	Use of Estimates

The preparation of the consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, the recoverability of the carrying amount of long-lived assets, unrecognized tax benefits, impairment on goodwill and inventories, valuation allowance for receivables and deferred tax assets, provision for warranty and sales returns, valuation of share-based compensation expense and warrants liability. Actual results could differ from those estimates.

(y)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(z)	Warrant Liability

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

(aa)	Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income includes cumulative foreign currency translation adjustment.

(bb)	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 was effective January 1, 2021. The adoption of ASU 2019-12 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Recently Issued But Not Yet Adopted Accounting Pronouncements

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2017-04 will have on its consolidated financial statement presentation or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This update is effective for annual periods beginning after December 15, 2021, and early application is permitted. This guidance should be applied either prospectively to all transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or retrospectively to those transactions. The Company does not expect the impact of this guidance to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Pledged deposits

Pledged deposits as of December 31, 2020 and 2021 consisted of the following:

	December 31, 2020	December 31, 2021
Pledged deposits with banks for:
Bills payable	$8,791,499	$18,996,749
Others*	198,249	-
	$8,989,748	$18,996,749

*	In October 2019, CBAK Power received notice from Court of Changshou District, Chongqing that Chongqing Zhongrun Chemistry Co., Ltd (“Chongqing Zhongrun”) filed arbitration claims against the Company for failure to pay pursuant to the terms of the contract. The plaintiff sought a total amount of $0.4 million (RMB2,484,948), including material cost of $0.4 million (RMB2,397,660) and interest of $13,370 (RMB87,288). On October 31, 2019, CBAK Power and Chongqing Zhongrun reached an agreement that CBAK Power would pay the material cost by the end of December 31, 2019. In 2020, CBAK Power had paid $198,144 (RMB1,293,600). In August 2020, upon the request of Chongqing Zhongrun for property preservation, the Court of Changshou District ordered to freeze CBAK Power’s bank deposits totaling $0.2 million (RMB1,249,836) for a period of one year to August 2021. As of December 31, 2020, the Company has accrued the remaining material purchase cost of $0.2 million (RMB1,104,007) and $2,224 (RMB14,521) was frozen by bank. The property preservation was released in March, 2021 upon CBAK Power settlement.

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

4. Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2020 and 2021:

	December 31,	December 31,
	2020	2021
Trade receivable	$33,305,997	$48,707,457
Less: Allowance for doubtful accounts	(5,266,828)	(4,618,269)
	28,039,169	44,089,188
Bills receivable	1,532,105	5,817,941
	$29,571,274	$49,907,129

Included in trade and bills receivables are retention receivables of $1,896,068 and $1,944,034 as of December 31, 2020 and 2021. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for doubtful accounts is as follows:

	December 31,	December 31,
	2020	2021
Balance at beginning of year	$4,650,686	$5,266,828
Provision for the year	1,656,128	225,875
Reversal - recoveries by cash	(934,391)	(1,006,264)
Charged to consolidated statements of operations and comprehensive (loss) income	$721,737	$(780,389)
Write off	(431,684)	-
Foreign exchange adjustment	326,089	131,830
Balance at end of year	$5,266,828	$4,618,269

5. Inventories

Inventories as of December 31, 2020 and 2021 consisted of the following:

	December 31,	December 31,
	2020	2021
Raw materials	$757,857	$11,323,638
Work in progress	2,338,342	8,093,002
Finished goods	2,156,646	10,716,700
	$5,252,845	$30,133,340

During the years ended December 31, 2020 and 2021, write-downs of obsolete inventories to lower of cost or net realizable value of $1,450,182 and $867,731, respectively, were charged to cost of revenues.

6. Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2020 and 2021 consisted of the following:

	December 31,	December 31,
	2020	2021
Value added tax recoverable	$4,524,475	$7,144,712
Loan receivables *	1,358,637	-
Prepayments to suppliers	424,311	4,663,431
Deposits	17,385	75,179
Staff advances	67,867	122,531
Prepaid operating expenses	529,401	683,648
Others	524,468	64,489
	7,446,544	12,753,990
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$7,439,544	$12,746,990

*	Nanjing CBAK entered into a loan agreement with Shen Zhen Asian Plastics Technology Co., Ltd (SZ Asian Plastics), to loan SZ Asian Plastics a total amount of $1.4 million (RMB8,870,000) for a period of 6 months from December 1, 2020 to May 31, 2021. The loan is unsecured and bears fixed interest at 6% per annum. The Company’s shareholder Mr. Jiping Zhao, holding 2.39% equity interest in the Company, at the same time held 79.13% equity interests in SZ Asian Plastics. In March 2021, SZ Asian Plastics has fully repaid the loan principal.

7. Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2020 and 2021 consisted of the following:

	December 31, 2020	December 31, 2021
Buildings	$28,150,137	$48,418,782
Leasehold improvements	-	5,543,792
Machinery and equipment	32,753,952	58,899,248
Office equipment	258,458	1,200,758
Motor vehicles	197,790	486,570
	61,360,337	114,549,150
Impairment	(8,980,020)	(9,194,132)
Accumulated depreciation	(11,339,947)	(15,312,245)
Carrying amount	$41,040,370	$90,042,773

During the years ended December 31, 2020 and 2021, the Company incurred depreciation expense of $2,677,238 and $3,664,917, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $24,611,468 as of December 31, 2020. The Company has obtained the property ownership certificates of the buildings on October 22, 2021.

During the course of the Company’s strategic review of its operations in the years ended December 31, 2020 and 2021, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of approximately $4.3 million and nil, respectively. The impairment charge represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated fair value of the Company’s production facilities in Dalian primarily for the production of high-power lithium batteries.

8. Construction in Progress

Construction in progress as of December 31, 2020 and 2021 consisted of the following:

	December 31,	December 31,
	2020	2021
Construction in progress	$27,070,916	$21,619,522
Prepayment for acquisition of property, plant and equipment	3,122,393	5,723,570
Carrying amount	$30,193,309	$27,343,092

Construction in progress as of December 31, 2020 and 2021 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power and Nanjing CBAK.

For the years ended December 31, 2020 and 2021, the Company capitalized interest of $1,308,274 and $307,426, respectively, to the cost of construction in progress.

9. Non-marketable equity securities

	December 31, 2020	December 31, 2021
Cost	$-	$1,416,185
Impairment	-	(703,255)
Carrying amount	$-	$712,930

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

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. The Company recognized an impairment loss of $692,639 on the non-marketable equity securities for the year ended December 31, 2021.

10. Lease

(a)	Prepaid land use rights

Prepaid land lease payments
Balance as of January 1, 2020	$7,194,195
Amortization charge for the year	(162,763)
Foreign exchange adjustment	469,348
Balance as of December 31, 2020	7,500,780
Addition for the year	6,188,764
Amortization charge for the year	(189,044)
Foreign exchange adjustment	296,730
Balance as of December 31, 2021	$13,797,230

In August 2014 and November 2021, the Group acquired land use rights to build a factory of the Company in Dalian and Zhejiang, PRC.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

No impairment loss was made to the carrying amounts of the prepaid land use right for the year ended December 31, 2020 and 2021.

(b)	Company as Lessor

The Company derives a portion of its revenue from leasing arrangements of these vehicles to end users. Such arrangements provide for monthly payments covering the vehicles sales and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, vehicle sale net of cost is recorded as other income and recognized upon delivery of the vehicle and its acceptance by the end user. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Interests are recognized monthly over the lease term. The components of the net investment in sales-type leases as of December 31, 2020 and 2021 are as follows:

	December 31,	December 31,
	2020	2021
Total future minimum lease payments receivable	$1,210,305	1,737,817
Less: unearned income, representing interest	(124,653)	(108,773)
Present value of minimum lease payments receivables	1,085,652	1,629,044
Less: Current portion	(235,245)	(790,516)
Non-current portion	$850,407	838,528

Vehicle sale net of cost recognized in other income (expense) from vehicle leasing was $(410,774) and $(92,272) for the year ended December 31, 2020 and 2021, respectively.

Interest income from vehicle leasing was $13,106 and $99,424 for the year ended December 31, 2020 and 2021, respectively.

The future minimum lease payments receivable for sales type leases are as follows:

Fiscal years ending December	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases
2022	$862,929	$72,413	$790,516
2023	683,546	33,589	649,957
2024	191,342	2,771	188,571
2025	-	-	-
2026	-	-	-
Thereafter	-	-	-
	1,737,817	108,773	1,629,044

(c)	Operating lease

In April 2018, Hitrans entered into a lease agreement for staff quarters spaces in Zhejiang with a five year term, commencing on May 1, 2018 and expiring on April 30, 2023. The monthly rental payment is approximately RMB18,000 ($2,832) per month. In 2018, lump sum payments were made to landlord for the rental of staff quarter spaces and no ongoing payments will be made under the terms of these leases.

On January 14, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Tianjing with a three year term, commencing on March 1, 2021 and expiring on February 29, 2024. The monthly rental payment is approximately RMB73,143 ($11,509) per month.

On April 6, 2021, Nanjing CBAK entered into a lease agreement for warehouse space in Nanjing with a three year term, commencing on April 15, 2021 and expiring on April 14, 2024. The monthly rental payment is approximately RMB97,743 ($15,380) per month.

On June 1, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Wuxi with a three year term, commencing on June 1, 2021 and expiring on May 31, 2024. The monthly rental payment is approximately RMB238,095 ($37,465) per month for the first year and approximately RMB277,778 ($43,709) per month from the second year.

On June 1, 2021, Hitrans entered into a lease agreement with liquid gas supplier for a five year term for supplying liquid nitrogen and oxygen, commencing on July 1, 2021. The monthly rental payment is app roximately RMB5,310 ($836) per month.

On December 9, 2021, Hitrans entered into a lease agreement for another staff quarters spaces in Zhejiang with a three year term, commencing on December 10, 2021 and expiring on December 9, 2024.

The monthly rental payment is approximately RMB9,905 ($1,559) per month for the first year, RMB10,103 ($1,590) and RMB10,305 ($1,622) per month from the second year and third year, respectively.

Operating lease expenses for the years ended December 31, 2020 and 2021 for the capitation agreement was as follows:

	December 31, 2020	December 31, 2021
Operating lease cost – straight line	$-	$477,569
Total lease expense	$-	$477,569

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2021:

Operating leases
Fiscal years ending December
2022	$876,291
2023	876,672
2024	10,027
2025	10,027
2026	5,012
Thereafter	-
Total undiscounted cash flows	1,778,029
Less: imputed interest	(99,909)
Present value of lease liabilities	$1,678,120

Lease term and discount rate:

	December 31, 2020	December 31, 2021
Weighted-average remaining lease term
Land use rights	43	38.4
Operating leases	-	2.32

Weighted-average discount rate
Land use rights	Nil	Nil
Operating leases	-	5.88%

11. Intangible Assets, net

Intangible assets as of December 31, 2020 and 2021 consisted of the followings:

	December 31, 2020	December 31, 2021
Computer software at cost	$32,686	$108,560
Sewage discharge permit*	-	1,915,740
	32,686	2,024,300
Accumulated amortization	(20,879)	(62,561)
	$11,807	$1,961,739

Amortization expenses were $4,143 and $41,132 for the years ended December 31, 2020 and 2021, respectively.

*	The Company had not yet obtained the ownership of sewage discharge permit in its Zhejiang manufacturing facilities with a carrying amount of $1,873,168 as of December 31, 2021. The sewage discharge permit was registered under the name of New Era (note 12). The Company has obtained a five years sewage discharge permit on January 27, 2022.

Total future amortization expenses for finite-lived intangible assets were estimated as follows:

2022	$526,641
2023	526,477
2024	525,006
2025	351,010
2026	8,594
Thereafter	24,011
Total	$1,961,739

12. Acquisition of subsidiaries

On April 1, 2021, CBAK Power entered into a framework investment agreement with Hangzhou Juzhong Daxin Asset Management Co., Ltd. (“Juzhong Daxin”) for a potential acquisition of Hitrans. Juzhong Daxin is the trustee of 85% of registered equity interests (representing 78.95% of paid-up capital) of Hitrans and has the voting right over the 85% of registered equity interests. Subject to definitive acquisition agreements to be entered into among the parties, including shareholders owning the 85% of equity interests of Hitrans, CBAK Power intends to acquire 85% of equity interests of Hitrans in cash in 2021. CBAK Power has paid $3.10 million (RMB20,000,000) to Juzhong Daxin as a security deposit in April 2021. Hitrans is an unrelated third party of the Company engaging in researching, manufacturing and trading of raw materials and is one of the major suppliers of the Company in fiscal 2020.

On July 20, 2021, CBAK Power entered into a framework agreement relating to CBAK Power’s investment in Hitrans, pursuant to which CBAK Power will acquire 81.56% of registered equity interests (or representing 75.57% of paid-up capital) of Hitrans (the “Acquisition Agreement”). Under the Acquisition Agreement, CBAK Power will acquire 60% of registered equity interests (representing 54.39% of paid-up capital) of Hitrans from Zhejiang Meidu Graphene Technology Co., Ltd. (“Meidu Graphene”) valued at RMB118 million ($18.5 million) and 21.56% of registered equity interests (representing 21.18% of paid-up capital) of Hitrans from Hitrans’s management shareholders valued at approximately RMB40.74 million ($6.4 million). Two individuals among Hitrans management shareholders, including Hitrans’s CEO, Mr. Haijun Wu (“Mr. Wu”), will keep 2.50% registered equity interests (representing 2.46% of paid-up capital) of Hitrans and New Era Group Zhejiang New Energy Materials Co., Ltd. (“New Era”) will continue to hold 15% registered equity interests (representing 21.05% of paid-up capital) of Hitrans after the acquisition.

As of the date of the Acquisition Agreement, the 25% registered equity interests (representing 24.56% of paid-up capital) of Hitrans held by Hitrans management shareholders was frozen as a result of a litigation arising from the default by Hitrans management shareholders on debts borrowed from Zhejiang Meidu Pawn Co., Ltd. (“Pawn Co.”) whereby the 25% registered equity interests (representing 24.56% of paid-up capital) of Hitrans was pledged as collateral. Mr. Junnan Ye (“Mr. Ye”), acting as an intermediary, will first acquire 22.5% registered equity interests (representing 22.11% of paid-up capital) of Hitrans, free of any encumbrances, from Hitrans management shareholders. Pursuant to the Acquisition Agreement, within five days of CBAK Power’s obtaining 21.56% registered equity interests (representing 21.18% of paid-up capital) of Hitrans from Mr. Ye, CBAK Power will pay approximately RMB40.74 million ($6.4 million) in cash, which amount shall be used toward the repayment of debts due to Pawn Co. On July 23, 2021, CBAK Power paid RMB40.74 million (approximately $6.4 million) in cash to Mr. Ye.

In addition, as of the date of the Acquisition Agreement, Meidu Graphene’s 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans was frozen as a result of a litigation arising from Hitrans’s failure to make payments to New Era in connection with the purchase of land use rights, plants, equipment, pollution discharge permit and other assets (the “Assets”) under certain asset transfer agreements as well as Meidu Graphene’s guarantee for Hitrans’s payment obligations thereunder.

As a part of the transaction, CBAK Power entered into a loan agreement with Hitrans to lend Hitrans approximately RMB131 million ($20.6 million) (the “Hitrans Loan”) by remitting approximately RMB131 million ($20.6 million) into the account of Shaoxing Intermediate People’s Court (the “Court”) to remove the freeze on Meidu Graphene’s 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans. Moreover, Juzhong Daxin will return RMB10 million ($1.6 million) of the security deposit to CBAK Power before CBAK Power wires approximately RMB131 million ($20.6 million) to the Court. Juzhong Daxin retained RMB5 million ($0.78 million) as commission for facilitating the acquisition and RMB5 million ($0.78 million) recognized as compensation expense to another potential buyer. On July 27, 2021, Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power. The remaining RMB3 million ($0.5 million) had not yet been repaid by Juzhong Daxin up to the date of this report (Note 17). The Company is still negotiating with Juzhong Daxin, as Juzhong Daxin believes that according to the Security Acquisition Framework Agreement entered into between CBAK Power and Juzhong Daxin, CBAK Power should pay RMB3 million ($0.5 million) as risk premium for facilitating the acquisition. CBAK Power believes it is not reasonable to pay any of the risk premium in accordance with the terms of the agreement and Juzhong Daxin should return RMB3 million ($0.5 million) to CBAK Power. CBAK Power has taken legal action for the outstanding balance.

CBAK Power shall pay all other fees due to Juzhong Daxin in accordance with the Letter of Intent. According to the Acquisition Agreement, Mr. Ye will first acquire 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans, free of any encumbrances, from Meidu Graphene. Thereafter, CBAK Power will assign RMB118 million ($18.5 million) of the Hitrans Loan to Mr. Junnan Ye as consideration for the acquisition of 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans from Mr. Ye (the “Assignment”). Hitrans shall repay RMB118 million ($18.5 million) to Mr. Ye in accordance with a separate loan repayment agreement (the “Loan Repayment Agreement”) entered into among Mr. Ye, Hitrans, CBAK Power and Mr. Wu in July 2021. Under the Loan Repayment Agreement, Hitrans shall repay Mr. Ye at least RMB70 million ($10.86 million) within two months of obtaining the title to the Assets from New Era and the remaining RMB 48 million ($7.41 million) by December 31, 2021, with a fixed interest of RMB3.5 million ($0.54 million) which can be reduced by up to RMB1 million ($0.15 million) if the loan is settled before its due date. CBAK Power provides guarantee to Mr. Ye on Hitrans’s repayment obligations under the Loan Repayment Agreement. Hitrans shall repay the remaining approximately RMB13 million ($2.02 million) of the Hitrans Loan to CBAK Power at an interest rate of 6% per annum, maturing in one year from the date of the Assignment. As of December 31, 2021, Hitrans has repaid RMB93 million ($14.6 million) and interest incurred was RMB0.9 million ($0.1 million) recorded as finance cost for the year ended December 31, 2021. As of January 29, 2022, Hitrans has repaid all the loan principals of RMB118 million ($18.5 million) and interests of RMB3.5 million ($0.54 million) to Mr. Ye (Note 15).

As of the date of this report, the transfer of 81.56% registered equity interests (representing 75.57% of paid-up capital) of Zhejiang Hitrans to CBAK Power has been registered with the local government and CBAK Power had paid approximately RMB40.74 million (approximately $6.4 million) in cash to Mr. Ye. In addition, CBAK Power had wired approximately RMB131 million (approximately $20.6 million) to the Court and the Acquisition was completed on November 26, 2021.

Upon the closing of the Acquisition, CBAK Power became the largest shareholder of Hitrans holding 81.56% of the Company’s registered equity interests (representing 75.57% of paid-up capital of the Company). As required by applicable Chinese laws, CBAK Power and Management Shareholders are obliged to make capital contributions of RMB11.1 million ($1.7 million) and RMB0.4 million ($0.06 million), respectively, for the unpaid portion of Hitrans’s registered capital in accordance with the articles of association of Hitrans.

After the completion of the Acquisition, Hitrans became a wholly owned subsidiary of the Company.

The Company completed the valuations necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, resulting from which the amount of goodwill was determined and recognized as of the respective acquisition date. The following table summarizes the estimated aggregate fair values of the assets acquired and liabilities assumed as of the closing date, November 26, 2021.

Cash and bank	$7,323,654
Debts product	3,144
Trade and bills receivable, net	37,759,688
Inventories	13,616,922
Prepayments and other receivables	1,384,029
Income tax recoverable	47,138
Amount due from trustee	11,788,931
Property, plant and equipment, net	21,190,890
Construction in progress	2,502,757
Intangible assets, net	1,957,187
Prepaid land use rights, noncurrent	6,276,898
Leased assets, net	48,394
Deferred tax assets	1,715,998
Short term bank loan	(8,802,402)
Other short term loans – CBAK Power	(20,597,522)
Trade accounts and bills payable	(38,044,776)
Accrued expenses and other payables	(7,439,338)
Deferred government grants	(290,794)
Land appreciation tax	(464,162)
Deferred tax liabilities	(333,824)
Net assets	29,642,812
Less: Waiver of dividend payable	1,250,181
Total net assets acquired	30,892,993
Non-controlling interest (24.43%)	(7,547,158)
Goodwill	1,606,518
Total identifiable net assets	24,952,353

The components of the consideration transferred to effect the Acquisition are as follows:

	RMB	USD

Cash consideration for 60% registered equity interest (representing 54.39% of paid-up capital) of Hitrans from Meidu Graphene	118,000,000	18,547,918
Cash consideration for 21.56% registered equity interest (representing 21.18% of paid-up capital) of Hitrans from Hitrans management	40,744,376	6,404,435
Total Purchase Consideration	158,744,376	24,952,353

The transaction resulted in a purchase price allocation of $1,606,518 to goodwill, representing the financial, strategic and operational value of the transaction to the Company. Goodwill is attributed to the premium that the Company paid to obtain the value of the business of Hitrans and the synergies expected from the combined operations of Hitrans and the Company, the assembled workforce and their knowledge and experience in provision of raw materials used in manufacturing of lithium batteries. The total amount of the goodwill acquired is not deductible for tax purposes.

13. Goodwill

The movement of the goodwill for the year ended December 31, 2021 is as follows:

Balance as of January 1, 2021	$-
Acquisition of Hitrans	1,606,518
Foreign exchange adjustment	38,714
Balance as of December 31, 2021	$1,645,232

To assess potential impairment of goodwill, the Company performs an assessment of the carrying value of the reporting units at least on an annual basis or when events occur or circumstances change that would more likely than not reduce the estimated fair value of the reporting units below its carrying value. The Company performed a goodwill impairment analysis as of December 31, 2021. When determining the fair value on reporting unit comprises of NCM precursor and cathode materials products (“Hitrans Reporting unit”), the Company used a discounted cash flow model that included a number of significant unobservable inputs. Key assumptions used to determine the estimated fair value include: (a) internal cash flows forecasts including expected revenue growth, operating margins and estimated capital needs, (b) an estimated terminal value using a terminal year long-term future growth rate determined based on the growth prospects of the reporting units; and (c) a discount rate that reflects the weighted-average cost of capital adjusted for the relevant risk associated with the Hitrans Reporting unit’s operation and the uncertainty inherent in the Company’s internally developed forecasts. Based on the Company’s assessment as of December 31, 2021, the fair value of Hitrans Reporting unit exceeded their carrying value.

14. Trade and Bills Payable

Trade and bills payable as of December 31, 2020 and 2021 consisted of the followings:

	December 31,	December 31,
	2020	2021
Trade payable	$19,560,793	$40,352,638
Bills payable
– Bank acceptance bills	8,791,499	25,023,574

	$28,352,292	$65,376,212

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 3);

(ii)	$4.4 million of the Company’s bills receivable as of December 31, 2021 (Note 4).

15. Loans

Bank loans:

Bank borrowings as of December 31, 2020 and 2021 consisted of the followings:

	December 31,	December 31,
	2020	2021
Current maturities of long-term bank loans	$13,739,546	$-
Short-term bank borrowings	-	8,811,820
	$13,739,546	$8,811,820

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

On June 28, 2020, the Company entered into a supplemental agreement with China Everbright Bank Dalian Branch to change the repayment schedule. According to the modification agreement, the remaining RMB141.8 million (approximately $21.72 million) loans are repayable in eight instalments consisting of RMB1.09 million ($0.17 million) on June 10, 2020, RMB1 million ($0.15 million) on December 10, 2020, RMB2 million ($0.31 million) on January 10, 2021, RMB2 million ($0.31 million) on February 10, 2021, RMB2 million ($0.31 million) on March 10, 2021, RMB2 million ($0.31 million) on April 10, 2021, RMB2 million ($0.31 million) on May 10, 2021, and RMB129.7 million ($19.9 million) on June 10, 2021, respectively. As of December 31, 2021, the Company repaid all the bank loan.

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

On November 16, 2021, the Company obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.7 million (approximately $19.0 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB 56.0 million (approximately $8.8 million) for a term until November 16, 2022, bearing interest at 4.35% per annum.

On February 28, 2022, the Company borrowed RMB7.1 million loans (approximately $1.1 million) with the term from February 28, 2022 to February 28, 2023 from the above facilities.

The Company borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaled RMB53.5 million (approximately $8.4 million) for various terms through January to June 2022, which was secured by the Company’s cash totaled RMB26.6 million (approximately $4.1 million) (Note 3) and bills receivables totaled RMB26.9 million (approximately $4.3 million) (Note 4).

The Company borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaled RMB20.2 million (approximately $3.2 million) for various terms through May 2022, which was secured by the Company’s cash totaled RMB10.1 million (approximately $1.6 million) (Note 3) and the Company’s land use rights and buildings.

In October to December 2020, the Company borrowed a series of acceptance bills from China Merchants Bank totaled RMB13.5 million (approximately $2.07 million) for various terms through April to June 2021, which was secured by the Company’s cash totaled RMB13.5 million (approximately $2.07 million). The Company repaid the bills through April to June 2021.

The Company borrowed a series of acceptance bills from Agricultural Bank of China totaled RMB17.9 million (approximately $2.8 million) for various terms through January to June 2022, which was secured by the Company’s cash totaled RMB17.9 million (approximately $2.8 million) (Note 3).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaled RMB57.4 million (approximately $9.0 million) for various terms through January to June 2022, which was secured by the Company’s cash totaled RMB56.1 million (approximately $8.8 million) (Note 3) and the Company’s bills receivable totaled RMB1.3 million (approximately $0.2 million) (Note 4).

On April 19, 2021, the Company obtained five-year acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB84.4 million (approximately $13.2 million). Any amount drawn under the facilities requires security in the form of cash or bank acceptance bills receivable of at least the same amount. Under the facilities, as of December 31, 2021, the Company borrowed a total of RMB10 million (approximately $1.6 million) from Bank of Ningbo Co., Ltd in the form of bills payable for a various term expiring from January to February 2022, which was secured by the Company’s cash totaled RMB10 million (approximately $1.6 million) (Note 3).

On January 17, 2022, the Company obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.6 million) up to the date of this report.

On February 9, 2022, the Company  obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.6 million) up to the date of this report.

On March 8, 2022, the Company  obtained a one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 5.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.6 million) up to the date of this report.

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	December 31,
	2020	2021
Pledged deposits (note 3)	$8,791,499	$18,996,749
Bills receivables (note 4)	-	4,446,553
Right-of-use assets (note 10)	7,500,780	6,286,473
Buildings	16,721,178	8,565,837
Machinery and equipment	4,926,886	-
	$37,940,343	$38,295,612

As of December 31, 2021, the Company had unutilized committed banking facilities totaled $8.6 million.

During the years ended December 31, 2020 and 2021, interest of $1,710,183 and $339,935 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2020 and 2021 consisted of the following:

		December 31,	December 31,
	Note	2020	2021
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li	(b)	278,739	153,300
– Shareholders	(c)	92,446	94,971
– Mr. Junnan Ye (Note 12)		-	3,933,848
		471,185	4,282,119
Advances from unrelated third party
– Mr. Wenwu Yu	(d)	16,823	17,282
– Ms. Longqian Peng	(d)	689,275	301,044
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(e)	76,586	78,677
		782,684	397,003
		$1,253,869	$4,679,122

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	The earnest money paid by certain shareholders in relation to share purchase (note 1) were unsecured, non-interest bearing and repayable on demand.

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

As of December 31, 2021, earnest money of $94,971 remained outstanding.

(d)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(e)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of December 31, 2021, loan amount of RMB0.5 million ($78,677) remained outstanding.

During the years ended December 31, 2020 and 2021, interest of $587,620 and $145,034 were incurred on the Company’s borrowings from unrelated parties, respectively.

16. Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2020 and 2021 consisted of the following:

	December 31,	December 31,
	2020	2021
Construction costs payable	$273,279	$2,036,008
Equipment purchase payable	5,431,132	8,697,637
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	2,083,660	3,924,1105
Customer deposits	394,536	1,420,414
Deferred revenue	-	784,000
Accrued expenses	2,038,174	4,161,548
Dividend payable to non-controlling interest to Hitrans	-	1,444,737
Other payables	214,559	285,132
	$11,645,459	$22,963,700

*

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2020 and 2021, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

17. Balances and Transactions with Related Parties

The principal related parties with which the Company had transactions during the years presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Shenzhen Baijun Technology Co., Ltd	Shareholder of company’s subsidiary
Zhengzhou BAK Battery Co., Ltd	Note a
Zhengzhou BAK New Energy Technology Co., Ltd	Note b
Shenzhen BAK Battery Co., Ltd	Former subsidiary and refer to Note c
Shenzhen BAK Power Battery Co., Ltd	Former subsidiary and refer to Note c
BAK International (Tianjin) Limited	Former subsidiary and refer to Note c
Zhejiang New Era Zhongneng Recycling Technology Co., Ltd.	Note d
Hangzhou Juzhong Daxin Asset Management Co., Ltd	Note e
Mr. Junnan Ye (Note 13)	Former shareholder of Zhejiang Hitrans Lithium Battery Technology Co., Ltd

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd.

(b)	Mr. Xiangqian Li is a director of Zhengzhou BAK New Energy Vehicle Co., Ltd, which has 29% equity interests in Zhengzhou BAK New Energy Technology Co., Ltd.

(c)	Mr. Xiangqian Li is a director of Shenzhen BAK Battery Co., Ltd, Shenzhen BAK Power Battery Co., Ltd and Shenzhen BAK Battery Co., Ltd.

(d)	New Era Group Zhejiang New Energy Materials Co., Ltd. (note 12) is a shareholder of Zhejiang New Era Zhongneng Recycling Technology Co., Ltd., holding 27.08% equity interests.

(e)	Hangzhou Juzhong Daxin Asset Management Co., Ltd. is the trustee of 85% of registered equity interests of Hitrans (note 12)

Related party transactions

The Company entered into the following significant related party transactions:

	For the year ended December 31, 2020	For the year ended December 31, 2021

Purchase of finished goods from Zhengzhou BAK New Energy Technology Co., Ltd	$-	$5,522,832
Purchase of finished goods from Shenzhen BAK Power Battery Co., Ltd	3,884,309	-
Sales of finished goods and raw materials to Zhengzhou BAK Battery Co., Ltd	12,770,075	8,339,088
Sales (return) of finished goods and raw materials to Zhengzhou BAK New Energy Technology Co., Ltd	1,562,637	(91,974)
Sales of finished goods and raw materials to Shenzhen BAK Power Battery Co., Ltd	-	10,032
Interest expense charge by Mr. Junnan Ye	-	135,606

Related party balances

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2020 and December 31, 2021:

Receivables from former subsidiary

	December 31, 2020	December 31, 2021

Receivables from Shenzhen BAK Power Battery Co., Ltd	$-	$2,263,955

Balance as of December 31, 2021 consisted of receivable for sales of cathode and precursor to Shenzhen BAK Power Battery Co., Ltd. Up to the date of this report, Shenzhen BAK Power Battery Co., Ltd repaid $1.4 million to the Company.

Amount due from non-controlling interest

	December 31, 2020	December 31, 2021
Shenzhen Baijun Technology Co., Ltd
Current	$-	$125,883
Non-current	-	62,941
	-	188,824

In August 2018, Guangdong Hitrans and Shenzhen Baijun entered into a services contract for the provision of consultancy service to assist Guangdong Hitrans to obtain the license for recycling solid wastes with a contract sum of RMB3,000,000 ($465,362). During August and September 2018, RMB1,500,000 ($232,681) was paid to Shenzhen Baijun as deposit. In 2020, Guangdong Hitrans and Shenzhen Baijun entered into supplemental agreement to cancel the services contract and Shenzhen Baijun agreed to refund the deposit paid by four installments from 2021 throughout 2023. The amount due from Shenzhen Baijun is interest fee and RMB300,000 ($45,952) repayable by December 2020, RMB400,000 ($62,048) repayable by December 30, 2021, RMB400,000 ($62,048) repayable by December 30, 2022 and RMB400,000 ($62,049) repayable by December 30, 2023.

Amount due from related party

	December 31, 2020	December 31, 2021

Hangzhou Juzhong Daxin Asset Management Co., Ltd (Note 12)	-	472,061

The above balances are due on demand, interest-free and unsecured.

Other balances due from/ (to) related parties

	December 31, 2020	December 31, 2021

Trade receivable, net – Zhengzhou BAK Battery Co., Ltd (i)	$15,258,164	$14,583,061
Trade receivable, net – Zhengzhou BAK New Energy Technology Co., Ltd (ii)	$1,759,050	$459,714
Trade payable, net – Zhengzhou BAK Battery Co., Ltd	$-	$(572,768)
Dividend payable to non-controlling interest of Hitrans	$-	$1,444,737

(i)	Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid 14,583,061 to the Company.

(ii)	Up to the date of this report, Zhengzhou BAK New Energy Technology Co., Ltd repaid nil to the Company.

Payables to former subsidiaries

Payables to former subsidiaries as of December 31, 2020 and 2021 consisted of the following:

	December 31,	December 31,
	2020	2021
Payables to BAK International (Tianjin) Limited	$(29,852)	$-
Payables to Shenzhen BAK Power Battery Co., Ltd	$(597,138)	$(326,507)
	$(626,990)	$(326,507)

Balance as of December 31, 2020 and December 31, 2021 consisted of payables for purchase of inventories from BAK International (Tianjin) Limited and Shenzhen BAK Power Battery Co., Ltd. From time to time, to meet the needs of its customers, the Company purchased products from these former subsidiaries that it did not produce to meet the needs of its customers.

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

18. Deferred Government Grants

Deferred government grants as of December 31, 2020 and 2021 consist of the following:

	December 31,	December 31,
	2020	2021
Total government grants	$7,456,308	$10,023,677
Less: Current portion	(151,476)	(3,834,481)
Non-current portion	$7,304,832	$6,189,196

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving the Company facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized $23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized for the yearsended December 31, 2020 and 2021.

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

On June 23, 2020, BAK Asia, the Company wholly-owned Hong Kong subsidiary, entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), pursuant to which the Company intended to develop certain lithium battery projects that aim to have a production capacity of 8Gwh. Gaochun EDZ agreed to provide various support to facilitate the development and operation of the projects. The Company received RMB20 million (approximately $3.2 million) and RMB27.1 million (approximately $4.3 million) subsidy from Gaochun EDZ for the years ended December 31, 2020 and 2021, in which the Company recognized RMB10 million ($1.6 million) as other income for the year ended December 31, 2021. The Company will recognize the government subsidies as income or offsets them against the related expenditures when there are no present or future obligations for the subsidized projects.

Part of the subsidy of RMB20 million (approximately $3.2 million) was granted to facilitates the construction works in Nanjing. The facilities in Nanjing have been completed and was operated in November 2021 and the Company has initiated amortization on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon.

The Company offset government grants of $143,256 and $316,398 for the fiscal year ended December 31, 2020 and 2021, respectively, against depreciation expenses of the Dalian and Nanjing facilities.

19. Product Warranty Provisions

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2020	December 31, 2021
Balance at beginning of year	$2,246,933	$1,991,605
Warranty costs incurred	(395,864)	(34,439)
Provision for the year	12,998	16,995
Foreign exchange adjustment	(127,538)	54,105
Balance at end of year	1,991,605	2,028,266
Less: Current portion	(155,888)	(127,837)
Non-current portion	$1,835,717	$1,900,429

20. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes credit consisted of:

	December 31,	December 31,
	2020	2021
PRC income tax	$	$
Current income tax credit, net	-	7,713,191
Deferred income tax credit	-	19,855
	$-	$7,733,046

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

No provision for income taxes in the United States has been made as CBAK had no taxable income for the years ended December 31, 2020 and 2021.

Hong Kong Tax

BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the years ended December 31, 2020 and 2021 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax

The CIT Law in China applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High-New Technology Enterprises. CBAK Power was regarded as a “High-new technology enterprise” pursuant to a certificate jointly issued by the relevant Dalian Government authorities. The certificate was valid for three years commencing from year 2019. Under the preferential tax treatment, CBAK Power was entitled to enjoy a tax rate of 15% for the years from 2019 to 2021 provided that the qualifying conditions as a High-new technology enterprise were met. Hitrans was regarded as a “High-new technology enterprise” pursuant to a certificate jointly issued by the relevant Zhejiang Government authorities. The certificate was valid for three years commencing from year 2021. Under the preferential tax treatment, Hitrans was entitled to enjoy a tax rate of 15% for the years from 2021 to 2024 provided that the qualifying conditions as a High-new technology enterprise were met.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Year ended December 31, 2020	Year ended December 31, 2021
(Loss) income before income taxes	$(7,846,768)	$53,826,098
United States federal corporate income tax rate	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	(1,647,821)	11,303,481
Reconciling items:
Over provision of deferred taxation in prior year
Rate differential for PRC earnings	(318,383)	(235,947)
Non-taxable income	(435,120)	(12,978,422)
Tax effect of entity at preferential tax rate	-	(43,449)
Non-deductible expenses	241,843	215,873
Share based payments	168,826	220,033
Over provision of tax losses	174,558	-
Decrease of uncertain tax position	-	(7,713,191)
Tax effect of utilisation of tax losses previously not recognised	-	(70,067)
Valuation allowance on deferred tax assets	1,816,097	1,568,643
Income tax credit	$-	$(7,733,046)

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2020 and 2021 are presented below:

	December 31, 2020	December 31, 2021
Deferred tax assets
Trade accounts receivable	$1,354,762	2,044,877
Inventories	575,575	624,372
Property, plant and equipment	1,271,986	1,671,628
Non-marketable equity securities	-	175,813
Intangible assets	-	82,174
Accrued expenses, payroll and others	-	286,258
Provision for product warranty	497,901	507,067
Net operating loss carried forward	31,060,254	32,624,714
Valuation allowance	(34,760,478)	(36,278,909)
Deferred tax assets, non-current	$-	1,737,994

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$-	$334,181

As of December 31, 2021, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of December 31, 2021, the Company’s PRC subsidiaries had net operating loss carry forwards of $43,929,161, which will expire in various years through 2021 to 2030. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

21. Statutory reserves

As stipulated by the relevant laws and regulations in the PRC, company established in the PRC (the “PRC subsidiary”) is required to maintain a statutory reserve made out of profit for the year based on the PRC subsidiary’ statutory financial statements which are prepared in accordance with the accounting principles generally accepted in the PRC. The amount and allocation basis are decided by the director of the PRC subsidiary annually and is not to be less than 10% of the profit for the year of the PRC subsidiary. The aggregate amount allocated to the reserves will be limited to 50% of registered capital for certain subsidiaries. Statutory reserve can be used for expanding the capital base of the PRC subsidiary by means of capitalization issue.

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 and $1,230,511 representing the PRC statutory reserve of the subsidiary as of December 31, 2020 and 2021, are also considered under restriction for distribution.

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

Valuation of debt products depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, and other relevant terms of the debt. Other factors that may be considered include the borrower’s ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments. The fair value of these debt products classified as Level 2 is established by reference to the prices quoted by respective fund administrators.

The fair value of warrants was determined using the Binomial Model, with level 3 inputs (Note 26).

The fair value of share options was determined using the Binomial Model, with level 3 inputs (Note 24).

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts and bills receivable, other receivables, balances with former subsidiaries, notes payable, other short-term loans, short-term and long-term bank loans and other payables approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

23. Employee Benefit Plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $466,410 (RMB3,219,718) and $1,541,133 (RMB9,944,162) for the years ended December 31, 2020 and 2021, respectively.

24. Share-based Compensation

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

As of December 31, 2021, there was no unrecognized stock-based compensation associated with the above restricted shares. As of December 31, 2021, 1,667 vested shares were to be issued.

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

All the restricted shares granted in respect of the restricted shares granted on April 16, 2016 had been vested on June 30, 2019.

As of December 31, 2021, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $227,448 for the year ended December 31, 2021, in respect of the restricted shares granted on August 23, 2019 of which $183,814, $7,232 and $36,402 were allocated to general and administrative expenses, sales and marketing expenses and research and development expenses.

As of December 31, 2021, non-vested restricted share units granted on August 23, 2019 are as follows:

Non-vested share units as of January 1, 2021	855,504
Granted	-
Vested	(565,663)
Forfeited	(12,668)
Non-vested share units as of December 31, 2021	277,173

As of December 31, 2021, there was unrecognized stock-based compensation $24,033 associated with the above restricted share units and no vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $160,865 for the year ended December 31, 2021, in respect of the restricted shares granted on October 23, 2020 of which allocated to research and development expenses.

As of December 31, 2021, non-vested restricted share units granted on October 23, 2020 are as follows:

Non-vested share units as of October 23, 2020
Granted	100,000
Vested	(16,667)
Non-vested share units as of December 31, 2020	83,333
Vested	(33,334)
Non-vested share units as of December 31, 2021	49,999

As of December 31, 2021, there was unrecognized stock-based compensation $46,944 associated with the above restricted share units and no vested shares were to be issued.

Employees Stock Ownership Program on November 29, 2021

On November 29, 2021, pursuant to the Company’s 2015 Plan, the Compensation Committee granted options to obtain an aggregate of 2,750,002 share units of the Company’s common stock to certain employees, officers and directors of the Company, of which options to obtain 350,000 share units were given to the Company’s executive officers and directors with an option exercise price of $1.96 based on fair market value. The vesting of shares each year is subject to certain financial performance indicators. The shares will be vested semi-annually in 10 equal installments over a five year period with the first vesting on May 30, 2022.  The options will expire on the 70-month anniversary of the grant date.

The fair value of the stock options granted to directors of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk free interest rate of 1.26%, and dividend yield of 0%. The fair value of 350,000 stock options to directors of the Company was $479,599 at the grant date. During the year ended December 31, 2021, the Company recorded $92,560 as stock compensation expenses.

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. During the year ended December 31, 2021, the Company recorded $558,900 as stock compensation expenses.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2021	-	$-	$-	-
Exercisable at January 1, 2021	-	-	$-	-

Granted	2,750,002	1.96	-	5.7
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2021	2,750,002	$1.96	$-	5.7
Exercisable at December 31, 2021	-	$-	$-	-

*	The intrinsic value of the stock options at December 31, 2021 is the amount by which the market value of the Company’s common stock of $1.56 as of December 31, 2021 exceeds the exercise price of the option.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the year ended December 31, 2021.

25. (Loss) Income Per Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

The following is the calculation of (loss) income per share:

	Year ended December 31, 2020	Year ended December 31, 2021
Net (loss) income	$(7,846,768)	$61,559,144
Less: Net loss (income)attributable to non-controlling interests	39,870	(73,092)
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	(7,806,898)	61,486,052

Weighted average shares outstanding – basic (note)	61,992,386	87,605,493
Dilutive unvested restricted stock	-	278,864
Weighted average shares outstanding – diluted	61,992,386	87,884,357

(Loss) income per share of common stock
Basic	$(0.13)	$0.70
Diluted	$(0.13)	$0.70

Note:	Including 5,834 and nil vested restricted shares granted pursuant to the 2015 Plan that were not yet issued as of December 31, 2020 and 2021, respectively.

For the year ended December 31, 2020, 938,837 unvested restricted shares and all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

For the year ended December 31, 2021 2,750,002 unvested options and all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

26. Warrants

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

As of the date of this report, Series B warrant, along with Series A-2 warrants, had both expired.

There was a total of 9,092,499 warrants issued and outstanding as of December 31, 2021.

The fair value of the outstanding warrants was calculated using Binomial Model based on backward induction with the following assumptions:

Warrants issued in the 2020 Financing

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date (Inception Date)	December 10, 2020	December 10, 2020
Market price per share (USD/share)	$5.36	$5.36
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.2%	0.2%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	3.0 years	3.0 years
Expected volatility	211.5%	211.5%

Appraisal Date	December 31, 2020	December 31, 2020
Market price per share (USD/share)	$5.06	$5.06
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.2%	0.2%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	2.9 years	2.9 years
Expected volatility	187.6%	187.6%

Appraisal Date	December 31, 2021	December 31, 2021
Market price per share (USD/share)	$1.56	$1.56
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.7%	0.8%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	1.9 years	2.4 years
Expected volatility	140.3%	132.3%

Warrants issued in the 2021 Financing

Warrants holder	Investor Warrants			Placement Agent Warrants
Appraisal Date (Inception Date)	Series A1 February 10, 2021	Series A2 February 10, 2021	Series B February 10, 2021	February 10, 2021
Market price per share (USD/share)	$7.36	$7.36	$7.36	$7.36
Exercise price (USD/price)	7.67	7.67	7.83	9.204
Risk free rate	0.2%	0.3%	0.0%	0.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term/ Contractual life (years)	3.5 years	3.8 years	0.3 years	3.5 years
Expected volatility	121.8%	119.5%	214.5%	121.8%

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	Series A1 December 31, 2021	December 31, 2021
Market price per share (USD/share)	1.56	1.56
Exercise price (USD/price)	7.67	9.204
Risk free rate	0.9%	0.9%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	2.6 years	2.6 years
Expected volatility	129.2%	129.2%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	Year ended December 31, 2020	Year ended December 31, 2021
Balance at the beginning of the year	$-	$17,783,000
Warrants issued to institution investors	17,980,000	47,519,000
Warrants issued to placement agent	1,875,000	2,346,000
Warrants redeemed	-	-
Fair value change of the issued warrants included in earnings	(2,072,000	(61,802,000)
Balance at end of year	17,783,000	5,846,000

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2021	4,175,512	$6.46	3
Exercisable at January 1, 2021	3,795,920	$6.46	2.9
Granted	11,621,967	7.79	2.4
Exercised / surrendered	-	-	-
Expired	6,704,980	7.78	-
Outstanding at December 31, 2021	9,092,499	7.19	2.33
Exercisable at December 31, 2021	9,092,499	7.19	2.33

27. Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2020 and 2021, the Company had the following contracted capital commitments:

	December 31, 2020	December 31, 2021
For construction of buildings	$2,465,092	$1,199,606
For purchases of equipment	10,308,416	12,867,786
Capital injection	228,115,914	159,905,519
	$240,889,422	$173,972,911

(ii)	Litigation

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

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. The Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe conducted a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,344,605 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $261,316 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $245,530 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $30,826 (RMB209,312) that CBAK Power has paid. As of December 31, 2021, CBAK Power have not received the final judgement amount totaled $276,356 (RMB 1,876,458) from Shenzhen Huijie. Shenzhen Huijie filed an appellate petition to High Peoples’ Court of Liaoning (“Court of Liaoning”) to appeal the adjudication dated on June 28, 2020. In April 2021, the Court of Liaoning rescinded the original judgement and remanded the case to the Court of Dalian for retrial. On December 21, 2021, the Court of Dalian remanded the case to the Court of Zhuanghe for retrial.  Upon receiving the notice from the Court of Liaoning, CBAK Power has accrued the construction cost of $0.9 million (RMB6,135,860) as of December 31, 2021.

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1,613,984 (RMB10,257,030), including equipment cost of $1,427,515 (RMB9,072,000) and interest amount of $186,469 (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB 15,120,000 ($2.4 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of December 31, 2021, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.4 million (RMB15,120,000) under capital commitments.

28. Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the years ended December 31, 2020 and 2021 as follows:

	Year ended		Year ended
Sales of finished goods and raw materials	December 31, 2020		December 31, 2021
Customer A	$8,322,504	22.15%	$	*	*
Customer B	3,806,110	10.13%		*	*
Customer C	*	* %		6,089,524	11.56%
Customer D	*	* %		5,508,616	10.46%
Zhengzhou BAK Battery Co., Ltd (note 17)	12,770,075	33.99%		8,339,088	15.83%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2020 and 2021 as follows:

	December 31, 2020		December 31, 2021
Customer A	$3,148,737	11.23%	$	*	*
Customer D	*	* %		14,443,551	32.76%
Zhengzhou BAK Battery Co., Ltd (note 17)	15,258,164	54.42%		14,583,061	33.08%

*	Comprised less than 10% of net accounts receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the years ended December 31, 2020 and 2021 as follows:

	Year ended December 31, 2020		Year ended December 31, 2021
Zhejiang Hitrans Lithium Battery Technology Co., Ltd	$12,396,483	48.90%	$	*	*
Supplier A	*	*		6,550,080	13.92%
Supplier B	*	*		5,883,999	12.50%
Zhengzhou BAK Battery Co., Ltd (note 17)	*	*		5,522,832	11.74%
Shenzhen BAK (note 17)	3,884,309	15.32%		*	*

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2020 and 2021 as follows:

	December 31, 2020		December 31, 2021
Zhejiang Hitrans Lithium Battery Technology Co., Ltd	$9,272,478	47.40%	$	*	*
Supplier A	*	*		6,837,722	16.94%
Supplier B	*	*		20,592,979	51.03%
Supplier C	2,017,814	10.32%		*	*

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2020 and 2021, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

29. Segment Information

The Group’s chief operating decision maker has been identified as the Chief Executive Officer (“CEO”) who reviews financial information of operating segments based on US GAAP amounts when making decisions about allocating resources and assessing performance of the Company.

During the year ended December 31, 2021, as a result of the Hitrans acquisition discussed in Note 12, the Group determined that Hitrans met the criteria for separate reportable segment given its financial information is separately reviewed by the Group’s CEO. As a result, the Group determined that for the year ended December 31, 2021, it operated in two operating segments namely CBAK and Hitrans. CBAK’s segment mainly includes the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. Hitrans’ segment mainly includes the development and manufacturing of NCM precursor and cathode materials.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income. Net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income (expenses) and net income (loss) by segment for the years ended December 31, 2020 and 2021 were as follows:

For the year ended December 31, 2020	CBAT	Corporate unallocated (note)	Consolidated
Net revenues	$37,566,152	$-	$37,566,152
Cost of revenues	(34,852,132)	-	(34,852,132)
Gross profit	2,714,020	-	2,714,020
Total operating expenses	(9,669,828)	(1,523,695)	(11,193,523)
Operating loss	(6,955,808)	(1,523,695)	(8,479,503)
Finance (expenses) income, net	(969,354)	(429,741)	(1,399,095)
Other (expenses) income, net	(40,170)	2,072,000	2,031,830
Income tax (expense) credit	-	-	-
Net income (loss)	(7,965,332)	118,564	(7,846,768)

As of December 31, 2020
Identifiable long-lived assets	78,734,459	-	78,734,459
Total assets	142,767,079	-	142,767,079

For the year ended December 31, 2021	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$34,804,089	$17,865,644	$-	$52,669,733
Cost of revenues	(30,946,417)	(16,612,826)	-	(47,559,243)
Gross profit	3,857,672	1,252,818	-	5,110,490
Total operating expenses	(13,132,161)	(979,547)	(2,711,288)	(16,822,996)
Operating (loss) income	(9,274,489)	273,271	(2,711,288)	(11,712,506)
Finance income (expenses), net	286,741	(137,178)	635,317	784,880
Other income, net	2,641,329	310,395	61,802,000	64,753,724
Income tax credit	7,713,191	19,855	-	7,733,046
Net income	1,366,772	466,343	59,726,029	61,559,144

As of December 31, 2021
Identifiable long-lived assets	101,506,039	31,638,795	-	133,144,834
Total assets	164,535,145	97,366,372	716,480	262,617,997

Note: The Company does not allocate its assets located and expenses incurred outside China to its reportable segments because these assets and activities are managed at a corporate level.

Net revenues by product:

The Company’s products can be categorized into high power lithium batteries and materials used in manufacturing of lithium batteries.. For the product sales of high power lithium batteries, the Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company’s battery products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. For the product sales of materials used in manufacturing of lithium batteries, the Company, via its subsidiary, Hitrans, manufactured cathode materials and Precursor for use in manufacturing of cathode. Revenue from these products is as follows:

	Year ended December 31, 2020	Year ended December 31, 2021
High power lithium batteries used in:
Electric vehicles	$259,955	$243,837
Light electric vehicles	39,428	733,382
Uninterruptable supplies	22,748,627	33,307,073
Trading of raw materials used in lithium batteries	14,518,142	519,796
	37,566,152	34,804,088

Materials used in manufacturing of lithium batteries
Cathode	-	8,726,240
Precursor	-	9,139,405
	-	17,865,645
Total consolidated revenue	$37,566,152	$52,669,733

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	Year ended December 31, 2020	Year ended December 31, 2021
Mainland China	$35,464,245	43,745,765
Europe	1,776,000	8,503,338
Korea	246,453	-
USA	3,592	440
Others	75,862	420,190
Total	$37,566,152	$52,669,733

Substantially all of the Company’s long-lived assets are located in the PRC.

30. CBAK Energy Technology, Inc. (Parent Company)

Under PRC regulations, subsidiaries in PRC (“the PRC subsidiaries”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, the PRC subsidiaries are required to set aside at least 10% of their after tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of December 31, 2020 and 2021, additional transfers of $164,388,965 and $171,681,915 were required before the statutory general reserve reached 50% of the registered capital of the PRC subsidiaries. As of December 31, 2020 and 2021, there was $1,230,511 appropriation from retained earnings and set aside for statutory general reserves by the PRC subsidiaries. The PRC subsidiaries did not have after tax net profits since its incorporation and therefore no appropriation was made to fund its statutory general reserve as of December 31, 2020 and 2021.

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

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

For the years ended December 31, 2020 and 2021

(Unaudited)

	Year ended December 31, 2020	Year ended December 31, 2021
REVENUE, net	$-	$

OPERATING EXPENSES:
Salaries and consulting expenses	992,246		1,212,239
General and administrative	531,449		1,499,049

Total operating expenses	(1,523,695)		(2,711,288)

LOSS FROM OPERATIONS	(1,523,695)		(2,711,288)

Finance (expenses) income	(429,741)		636,425
Changes in fair value of warrants liability	2,072,000		61,802,000

INCOME ATTRIBUTABLE TO PARENT COMPANY	118,564		59,727,137

EQUITY IN (LOSS) INCOME OF SUBSIDIARIES	(7,925,462)		1,758,915

NET (LOSS) INCOME ATTRIBUTABLE TO SHAREHOLDERS	$(7,806,898)		$61,486,052

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY BALANCE SHEETS

As of December 31, 2020 and 2021

(Unaudited)

	December 31, 2020	December 31, 2021
ASSETS

Interests in subsidiaries	$66,797,421	$140,031,308
Cash and cash equivalents	5,107,486	716,480
Total assets	$71,904,907	$140,747,788

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses and other payables	1,722,814	1,610,229
Warrants liability	17,783,000	5,846,000
Total current liabilities	19,505,814	$7,456,229

SHAREHOLDERS’ EQUITY	52,399,093	133,291,559
Total liabilities and shareholders’ equity	$71,904,907	$140,747,788

F-61

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020 and 2021

(Unaudited)

	Year ended December 31, 2020	Year ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,806,898)	$61,486,052
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (loss) income of subsidiaries	7,925,462	(1,758,915)
Share based compensation	803,931	1,047,777
Changes in fair value of warrants liability	(2,072,000)	(61,802,000)
Change in operating assets and liabilities
Accrued expenses and other payable	(8,437)	(112,585)
Net cash used in operating activities	(1,157,942)	(1,139,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in interest in subsidiaries	(39,083,154)	(68,746,346)
Net cash used in investing activities	(39,083,154)	(68,746,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	45,348,582	65,495,011
Net cash provided by financing activities	45,348,582	65,495,011

CHANGE IN CASH AND CASH EQUIVALENTS	5,107,486	(4,391,006)

CASH AND CASH EQUIVALENTS, beginning of year	-	5,107,486

CASH AND CASH EQUIVALENTS, end of year	$5,107,486	$716,480

The condensed parent company financial statements have been prepared using the equity method to account for its subsidiaries. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

31.	Subsequent events

The Company has evaluated subsequent events through the date of the issuance of the consolidated financial statements and the following subsequent event has been identified.

On January 17, 2022, the Company obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.6 million) up to the date of this report.

On February 9, 2022, the Company obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.6 million) up to the date of this report.

On March 8, 2022, the Company  obtained a one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 5.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.6 million) up to the date of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2021.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2021 were not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

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

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2021, but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	GENDER	POSITION
Yunfei Li	56	Male	Chairman of the Board and Chief Executive Officer
J. Simon Xue	68	Male	Director
Martha C. Agee	67	Female	Director
Jianjun He	50	Male	Director
Xiangyu Pei	33	Female	Director and Interim Chief Financial Officer

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

Xiangyu Pei has served as our director since September 24, 2021 and Interim Chief Financial Officer since August 23, 2019. Prior to that, Ms. Pei has been the secretary of the Company since 2017. She has also served as the financial controller of the Company’s subsidiary, CBAK Power since 2017. She has been responsible for the auditing, accounting and investor relationship of CBAK Power, as well as assisting in consolidation and financial reporting of the Company. Ms. Pei received a PhD in World Economics from Jilin University in China.

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

Ms. Pei, has served with the Company since 2017 and is the Company’s interim chief financial officer. She brings to the Board an outlook from a financial perspective and expertise in financial management.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been the subject of the follow events, during the past ten years:

1)	A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2)	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3)	The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4)	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3)i in the preceding paragraph or to be associated with persons engaged in any such activity;

5)	Was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

6)	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7)	Was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any federal or state securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8)	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Composition and Committees

Our board of directors is comprised of Yunfei Li, J. Simon Xue, Martha C. Agee, Jianjun He and Xiangyu Pei.

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

The purpose of our Compensation Committee discharge the responsibilities of the Company’s Board of Directors relating to compensation of the Company’s executives, to produce an annual report on executive compensation for inclusion in the Company’s proxy statement, if required, and to oversee and advise the Board on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans. Our chief executive officer may not be present at any Compensation Committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

●	reviewing and approving the compensation structure for corporate officers at the level of corporate vice president and above;

●	overseeing an evaluation of the performance of the Company’s executive officers and approve the annual compensation, including salary, bonus, incentive and equity compensation, for the executive officers;

●	reviewing and approving chief executive officer goals and objectives, evaluate chief executive officer performance in light of these corporate objectives, and set chief executive officer compensation consistent with Company philosophy;

●	making recommendations to the Board regarding the compensation of board members; and

●	reviewing and making recommendations concerning long-term incentive compensation plans, including the use of equity-based plans. Except as otherwise delegated by the Board of Directors, the Compensation Committee will act on behalf of the Board of Directors as the “Committee” established to administer equity-based and employee benefit plans, and as such will discharge any responsibilities imposed on the Compensation Committee under those plans, including making and authorizing grants, in accordance with the terms of those plans.

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

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. A copy of the Code of Business Conduct and Ethics has been filed as Exhibit 14.1 to our Quarterly Report on Form 10-Q filed on August 22, 2006 and is hereby incorporated by reference into this annual report. The Code of Business Conduct and Ethics is also available on our website at www.cbak.com.cn. During the fiscal year ended December 31, 2021, there were no amendments to or waivers of our Code of Business Ethics and Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on our Internet website at www.cbak.com.cn or via a current report on Form 8-K.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our Common Stock must report their initial ownership of the Common Stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2021.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

			Stock	Option
Name and Principal Position	Year	Salary ($)(1)	Awards ($)	Awards ($)(2)	Total ($)
Yunfei Li,	2020	120,339	120,001	-	240,340
President, Chief Executive Officer	2021	120,107	120,001	53,450	293,557
Xiangyu Pei	2020	44,208	54,000	-	98,208
Interim Chief Financial Officer	2021	74,979	54,000	40,087	169,066

(1)	The amounts reported in this table have been converted from RMB to U.S. dollars based on the average conversion rate between the U.S. dollar and RMB for the applicable fiscal year, or $1.00 to RMB6.9032 (fiscal year 2020 exchange rate), $1.00 to RMB6.4525 (fiscal year 2021 exchange rate).

(2)	On November 29, 2021, the Company granted Mr. Yunfei Li performance-based options to purchase a total of 200,000 shares of common stock, under the Company’s 2015 Equity Incentive Plan, with an exercise price of $1.96 per share. The value of performance-vesting stock options is computed assuming achievement of performance goals based on probable outcomes of such performance goals under ASC Topic 718. Amount shown does not reflect compensation actually received or that may be realized in the future by Mr. Li. In accordance with SEC regulations, such amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock and option awards made in the referenced fiscal year. This performance-based option award is subject to performance and service-vesting requirements. See Note 24 of the Notes to Consolidated Financial Statements in our Annual Report for information, including assumptions made, regarding the valuation of equity awards.

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

●	approach our clients, customers or contacts or other persons or entities, and not to interfere with the business relationship between us and such persons and/or entities;

●	assume employment with or provide services as a director for any of our competitors, or engage in any business which is in direct or indirect competition with our business; or

●	solicit the services of any of our employees.

Outstanding Equity Awards at Fiscal Year-End 2021

The following table sets forth the equity awards outstanding at December 31, 2021 for each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Yunfei Li, President, Chief Executive Officer	-	-	200,000	(1)	1.96	09/26/2027	-	-	66,665	(1)	59,999
Xiangyu Pei Interim Chief Financial officer	-	-	150,000	(2)	1.96	09/26/2027	-	-	30,000	(2)	27,000

(1)	On August 23, 2019, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 400,000 restricted share units of the Company’s common stock. The share units vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019. On November 29, 2021, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 200,000 performance-based stock options to purchase the Company’s common stock. Subject to continued service and attainment of the performance goals relating to the Company’s operating results, the options will vest semi-annually in 10 equal installments over a five-year period with the first vesting on May 30, 2022. The options will expire on the 70-month anniversary of the grant date.
(2)

On August 23, 2019, pursuant to the 2015 Plan, the Company granted Ms. Pei an aggregate of 180,000 restricted share units of the Company’s Common Stock. The share units vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019. On November 29, 2021, pursuant to the 2015 Plan, the Company granted Ms. Pei an aggregate of 150,000 performance-based stock options to purchase the Company’s common stock. Subject to continued service and attainment of the performance goals relating to the Company’s operating results, the options will vest semi-annually in 10 equal installments over a 5-year period with the first vesting on May 30, 2022. The options will expire on the 70-month anniversary of the grant date.

Compensation of Directors

On August 23, 2019, pursuant to the 2015 Plan, each of our independent directors was granted 20,000 restricted share units of the Company’s common stock. The share units vest semi-annually in 6 equal installments over a three year period with the first vesting on September 30, 2019.

The following table sets forth the total compensation earned by our non-employee directors during our fiscal year ended December 31, 2021:

	Fees Earned or
Name	Paid in Cash ($)	Stock Awards ($)	Total ($)
J. Simon Xue	20,000	6,000	26,000
Martha C. Agee	20,000	6,000	26,000
Jianjun He	20,000	6,000	26,000

We do not maintain a medical, dental or retirement benefits plan for the directors.

Except as disclosed in this annual report, we have not compensated, and will not compensate, our non-independent directors, Mr. Yunfei Li and Ms. Xiangyu Pei, for serving as our directors, although they are entitled to reimbursements for reasonable expenses incurred in connection with attending our board meetings.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on April 9, 2022 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group:

Names of Management and Names of Certain Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (1)
	Number (2)	Percent (3)
Yunfei Li (5) (7) (8)(12)	10,985,871	12.38%

J. Simon Xue (6) (9)	30,000	*

Martha C. Agee (4) (9)	50,000	*

Jianjun He (4) (9)	50,000	*

Xiangyu Pei (11)	237,983	*

All executive officers and directors as a group (5 persons)	11,353,854	12.78%

5% Principal Shareholders
Dawei Li (7) (8)	6,733,359	7.59%
Ping Shen (10)(12)(13)	6,337,873	7.14%

*	Denotes less than 1% of the outstanding shares of Common Stock.

(1)	The number of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of the Reference Date, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

(2)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of Common Stock listed as owned by that person or entity.

(3)	A total of 88,705,016 shares of Common Stock are considered to be outstanding on the Reference Date. For each beneficial owner above, any Presently Exercisable securities of such beneficial owner have been included in the denominator, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

(4)	On June 30, 2015, each of our independent directors then was granted 30,000 restricted shares of the Company’s Common Stock, under the 2015 Plan. The restricted shares vest over a three-year period in 12 equal quarterly installments with the first vesting date on June 30, 2015.

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

Includes 66,665 vested RSUs. The 66,665 shares of common stock underlying such RSUs had not been issued as of the Reference Date.

Excludes 200,000 performance-based stock options that are not vested. On November 29, 2021, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 200,000 performance-based stock options to purchase the Company’s common stock. Subject to continued service and attainment of the performance goals relating to the Company’s operating results, the options will vest semi-annually in 10 equal installments over a 5-year period with the first vesting on May 30, 2022. The options will expire on the 70-month anniversary of the grant date.

(6)	On April 19, 2016, pursuant to the 2015 Plan, the Company granted Dr. Xue an aggregate of 30,000 restricted shares of the Company’s Common Stock. The restricted shares vest semi-annually in 6 equal installments over a three-year period with the first vesting on December 31, 2016.

(7)	On January 7, 2019, we entered into a cancellation agreement with Mr. Yunfei Li and Mr. Dawei Li, who loaned an aggregate of approximately $5.2 million (the “First Debt”) to the Company’s subsidiary, CBAK Power. Pursuant to the terms of the cancellation agreement, the creditors agreed to cancel the First Debt in exchange for an aggregate of 5,098,040 shares of Common Stock of the Company at an exchange price of $1.02 per share. According to the amount of loan, 3,431,373 and 1,666,667 shares were issued to Mr. Dawei Li and Mr. Yunfei Li, respectively. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the First Debt.

(8)

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

(9)

On August 23, 2019, pursuant to the 2015 Plan, each of our independent directors then was granted 20,000 restricted share units of the Company’s Common Stock. The share units vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019. As of the Reference Date, each of Mr. J. Simon Xue, Ms. Martha C. Agee and Mr. Jianjun He was entitled to 3,335 vested RSUs but the 3,335 shares of common stock underlying such RSUs had not been issued yet.

(10)

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

(11)

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

Includes 30,000 vested RSUs. The 30,000 shares of common stock underlying such RSUs had not been issued as of the Reference Date.

Excludes 150,000 performance-based stock options that are not vested. On November 29, 2021, pursuant to the 2015 Plan, the Company granted Ms. Pei an aggregate of 150,000 performance-based stock options to purchase the Company’s common stock. Subject to continued service and attainment of the performance goals relating to the Company’s operating results, the options will vest semi-annually in 10 equal installments over a 5-year period with the first vesting on May 30, 2022. The options will expire on the 70-month anniversary of the grant date.

(12)

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

(13)	2,000,000 of these shares have been pledged as collateral to Lane Hill Capital Ltd. to secure a loan to Mr. Ping Shen in the principal amount of $2.1 million.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

2015 Equity Incentive Plan

The following table sets forth certain information about the securities authorized for issuance under the 2015 Plan as of December 31, 2021. Options exercisable for all of the securities shown in column (a) below were granted under our 2015 Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column

Equity compensation plans approved by security holders	3,072,176	$1.88	4,304,518

Equity compensation plans not approved by security holders	-	-	-

Total	3,072,176	$1.88	4,304,518

(a)	Amounts include 322,174 outstanding RSUs and 2,750,002 outstanding options.
(b)	The weighted-average exercise price is calculated based solely on the exercise price of the outstanding options and does not reflect shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.

On June 12, 2015, shareholders of the Company approved the 2015 Plan for employees, directors and consultants of the Company and its affiliates. The maximum aggregate number of shares that may be issued under the 2015 Plan is ten million (10,000,000).

On June 30, 2015, pursuant to the 2015 Plan, the Company granted an aggregate of 690,000 restricted shares of the Company’s common stock to certain employees, officers and directors of the Company. In accordance with the vesting schedule of the grant, the restricted shares vest in twelve equal quarterly installments on the last day of each fiscal quarter beginning on June 30, 2015 and ending on March 31, 2018.

On April 19, 2016, pursuant to the 2015 Plan, the Company granted an aggregate of 500,000 restricted shares of the Company’s common stock to certain employees, officers and directors of the Company. The restricted shares vest semi-annually in 6 equal installments over a three-year period with the first vesting on December 31, 2016.

On August 23, 2019, pursuant to the 2015 plan, the Company granted an aggregate of 1,887,000 restricted share units of the Company’s common stock to certain employees, officers and directors of the Company. There are two types of vesting schedules, (i) the share units will vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019; (ii) the share units will vest annually in 3 equal installments over a three-year period with the first vesting on March 31, 2020.

On October 23, 2020, pursuant to the Company’s 2015 Plan, the Compensation Committee granted an aggregate of 100,000 restricted share units of the Company’s common stock to an employee of the Company. The restricted shares will vest semi-annually in six equal installments over a three-year period with the first vesting on October 30, 2020.

On November 29, 2021, pursuant to the 2015 Plan, the Compensation Committee granted an aggregate of 2,750,002 performance-based stock options to purchase the Company’s common stock to certain employees, officers and directors of the Company. Subject to continued service and attainment of the performance goals, these options will vest semi-annually in 10 equal installments over a five-year period with the first vesting on May 30, 2022. The options will expire on the 70-month anniversary of the grant date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following is a summary of reportable transactions, for the period from the beginning of 2021 through the date of this report, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”).

On January 17, 2022, the Company obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.6 million) up to the date of this report.

On February 9, 2022, the Company obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.6 million) up to the date of this report.

On March 8, 2022, the Company obtained a one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 5.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.6 million) up to the date of this report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees and Services

Audit Fees

Centurion ZD CPA & Co. has billed us $265,000 and $309,000 for the fiscal years ended December 31, 2021 and 2020, respectively, for professional services rendered for the audit of our annual financial statements, including reviews of the interim financial statements included in our quarterly reports on Form 10-Q and assistance with the Securities Act filings.

Audit-Related Fees

The fees for the audit-related services billed and to be billed by Centurion ZD CPA & Co. for the year ended December 31, 2021 and 2020 amounted to $67,500 and $nil, respectively.

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

Exhibit List

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

●	Report of Centurion ZD CPA & Co., Independent Registered Public Accounting Firm (PCAOB ID No. 2769)

●	Consolidated Balance Sheets as of December 31, 2020 and 2021

●	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020 and 2021

●	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020 and 2021

●	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2021

●	Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description

2.1	Articles of Merger (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8- K filed on January 17, 2017)

3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on December 8, 2006)

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 19, 2007)

3.3	Certificate of Change Pursuant to NRS 78.209 filed by the Company on October 22, 2012 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 26, 2012)

3.4	Certificate of Amendment to Articles of Incorporation filed by the Company on June 23, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 26, 2015)

3.5	Certificate of Amendment to Articles of Incorporation filed by the Company on December 9, 2021 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 13, 2021)

4.1	CBAK Energy Technology, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix D to the registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2015).

4.2	Description of Securities Registered Pursuant to Section 12 of the Exchange Act

4.3	Form of Amendment No. 1 to Series B Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 11, 2021)

4.4	Form of Investors Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2021)

Exhibit No.	Description

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2021)

4.6	Form of Investors Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 9, 2020)

4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 9, 2020)

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2011)

10.2	Form of Restricted Share Units Award Agreement Under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 29, 2019)

10.3	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 6, 2015)

10.4	Form of Securities Purchase Agreement by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2021)

10.5	Form of Registration Rights Agreement by and among the Company and the Investors (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2021)

10.6	Securities Purchase Agreement by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 9, 2020)

10.7	English translation of Framework Agreement Relating to Dalian CBAK Power Battery Co., Ltd.’s Investment in Zhejiang Meidu Hitrans Lithium Battery Technology Co., Ltd., dated July 20, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 26, 2021)

14.1	Code of Business Conduct and Ethics of the registrant (incorporated by reference to Exhibit 14.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)

21.1	List of subsidiaries of the registrant.

23.1	Consent of Centurion ZD CPA & Co.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2022

CBAK ENERGY TECHNOLOGY, INC.

	By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

	By:	/s/ Xiangyu Pei
Xiangyu Pei
Interim Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunfei Li	Chairman and Chief Executive Officer	April 15, 2022
Yunfei Li	(Principal Executive Officer)

/s/ Xiangyu Pei	Interim Chief Financial Officer and Director	April 15, 2022
Xiangyu Pei	(Principal Financial and Accounting Officer)

/s/ J. Simon Xue	Director	April 15, 2022
J. Simon Xue

/s/ Martha C. Agee	Director	April 15, 2022
Martha C. Agee

/s/ Jianjun He	Director	April 15, 2022
Jianjun He