Form 10-Q
period 2022-03-31
CBAK Energy Technology, Inc.
filed 2022-05-20
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 17, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	88,974,191

CBAK ENERGY TECHNOLOGY, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTNS ENDED

MARCH 31, 2021 AND 2022

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Balance Sheets

As of December 31, 2021 and March 31, 2022

(Unaudited)

(In US$ except for number of shares)

	Note	December 31, 2021	March 31, 2022
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$7,357,875	$5,608,465
Pledged deposits	2	18,996,749	25,142,097
Trade accounts and bills receivable, net	3	49,907,129	50,265,784
Inventories	4	30,133,340	41,871,149
Prepayments and other receivables	5	12,746,990	14,516,068
Receivables from former subsidiary	16	2,263,955	1,134,585
Amount due from non-controlling interest, current	16	125,883	126,161
Amount due from related party, current	16	472,061	473,104
Income tax recoverable		47,189	47,295
Investment in sales-type lease, net	9	790,516	792,262
Total current assets		122,841,687	139,976,970

Property, plant and equipment, net	6	90,042,773	88,532,811
Construction in progress	7	27,343,092	28,410,293
Non-marketable equity securities	8	712,930	714,504
Prepaid land use rights	9	13,797,230	13,737,871
Intangible assets, net	10	1,961,739	1,834,351
Operating lease right-of-use assets, net		1,968,032	1,659,214
Investment in sales-type lease, net	9	838,528	714,933
Amount due from related party, non-current	16	62,941	63,081
Deferred tax assets, net		1,403,813	1,500,564
Goodwill	12	1,645,232	1,650,629
Total assets		$262,617,997	$278,795,221

Liabilities
Current liabilities
Trade accounts and bills payable	13	$65,376,212	$79,270,001
Short-term bank borrowings	14	8,811,820	14,674,721
Other short-term loans	14	4,679,122	746,699
Accrued expenses and other payables	15	22,963,700	24,477,309
Payables to former subsidiaries, net	16	326,507	325,624
Deferred government grants, current	17	3,834,481	2,270,463
Product warranty provisions	18	127,837	104,122
Warrants liability	25	5,846,000	4,214,000
Operating lease liability, current	9	801,797	711,034
Total current liabilities		112,767,476	126,793,973

Deferred government grants, non-current	17	6,189,196	7,207,728
Product warranty provisions	18	1,900,429	1,923,542
Operating lease liability, non-current	9	876,323	837,930

Total liabilities		121,733,424	136,763,173

Commitments and contingencies	26

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 88,849,222 issued and 88,705,016 outstanding as of December 31, 2021 and March 31, 2022		88,849	88,849
Donated shares		14,101,689	14,101,689
Additional paid-in capital		241,946,362	241,981,141
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(122,498,259)	(122,053,806)
Accumulated other comprehensive loss		2,489,017	2,880,201
		137,358,169	138,228,585
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equity		133,291,559	134,161,975
Non-controlling interests		7,593,014	7,870,073
Total equity		140,884,573	142,032,048

Total liabilities and shareholder’s equity		$262,617,997	$278,795,221

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended March 31, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

		Three months ended March 31,
	Note	2021	2022
Net revenues	28	$9,416,049	$80,196,298
Cost of revenues		(7,576,620)	(74,879,944)
Gross profit		1,839,429	5,316,354
Operating expenses:
Research and development expenses		(483,749)	(3,313,124)
Sales and marketing expenses		(213,142)	(829,674)
General and administrative expenses		(1,324,481)	(2,237,374)
Recovery of (provision for) doubtful accounts	4	154,061	(271,443)
Total operating expenses		(1,867,311)	(6,651,615)
Operating loss		(27,882)	(1,335,261)
Finance (expenses) income, net		(7,598)	5,014
Other income, net		1,217,648	285,204
Changes in fair value of warrants liability		28,426,000	1,632,000
Income before income tax		29,608,168	586,957
Income tax credit	19	-	93,546
Net income		29,608,168	680,503
Less: Net loss (income) attributable to non-controlling interests		1,114	(236,050)
Net income attributable to shareholders of CBAK Energy Technology, Inc.		$29,609,282	$444,453

Net income		29,608,168	680,503
Other comprehensive income
– Foreign currency translation adjustment		89,138	432,193
Comprehensive income		29,697,306	1,112,696
Less: Comprehensive loss (income) attributable to non-controlling interests		6,017	(277,059)
Comprehensive income attributable to CBAK Energy Technology, Inc.		$29,703,323	$835,637

Income per share	24
– Basic		$0.35	$0.01
– Diluted		$0.35	$0.01

Weighted average number of shares of common stock:	24
– Basic		84,283,605	88,713,841
– Diluted		84,933,913	88,734,957

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional	Statutory		Accumulated other	Non-	Treasury shares		Total
	Number		Donated	paid-in	reserves	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	(Note 26)	deficit	loss	interests	of shares	Amount	equity

Balance as of January 1, 2021	79,310,249	$79,310	$14,101,689	$225,278,113	$1,230,511	$(183,984,311)	$(239,609)	$7,735	(144,206)	$(4,066,610)	$52,406,828

Net income (loss)	-	-	-	-	-	29,609,282	-	(1,114)	-	-	29,608,168

Share-based compensation for employee and director stock awards	-	-	-	148,818	-	-	-	-	-	-	148,818

Issuance of common stock and warrants	8,939,976	8,940	-	15,621,071	-	-	-		-	-	15,630,011

Foreign currency translation adjustment	-	-	-	-	-	-	94,041	(4,903)	-	-	89,138

Balance as of March 31, 2021	88,250,225	$88,250	$14,101,689	$241,048,002	$1,230,511	$(154,375,029)	$(145,568)	$1,718	(144,206)	$(4,066,610)	$97,882,963

Balance as of January 1, 2022	88,849,222	$88,849	$14,101,689	$241,946,362	$1,230,511	$(122,498,259)	$2,489,017	$7,593,014	(144,206)	$(4,066,610)	$140,884,573

Net income	-	-	-	-	-	444,453	-	236,050	-	-	680,503

Share-based compensation for employee and director stock awards	-	-	-	34,779	-	-	-	-	-	-	34,779

Foreign currency translation adjustment	-	-	-	-	-	-	391,184	41,009	-	-	432,193

Balance as of March 31, 2022	88,849,222	$88,849	$14,101,689	$241,981,141	$1,230,511	$(122,053,806)	$2,880,201	$7,870,073	(144,206)	$(4,066,610)	$142,032,048

See accompanying Notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed consolidated statements of cash flows

For the three months ended March 31, 2021 and 2022

(Unaudited)

(In US$)

	Three months ended March 31,
	2021	2022
Cash flows from operating activities
Net income	$29,608,168	680,503
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	704,496	1,925,584
(Recovery of) provision for doubtful accounts	(154,061)	271,443
Amortization of operating lease	10,052	187,697
Write-down of inventories	233,305	406,152
Share-based compensation	148,818	34,779
Changes in fair value of warrants liability	(28,426,000)	(1,632,000)
Gain on disposal of property, plant and equipment	(53,022)	-
Changes in operating assets and liabilities:
Trade and bills receivable	6,314,111	(519,629)
Inventories	(1,512,723)	(12,064,192)
Prepayments and other receivables	(451,150)	(1,743,638)
Investment in sales-type lease	(1,639,959)	125,303
Trade and bills payable	(2,941,048)	13,733,854
Accrued expenses and other payables and product warranty provisions	(882,416)	2,613,310
Operating lease liabilities	(134,149)	(7,600)
Trade receivable from and payables to former subsidiaries	(60,563)	1,133,083
Deferred tax assets	-	(93,546)
Net cash provided by operating activities	763,859	5,051,103

Cash flows from investing activities
Purchases of property, plant and equipment and construction in progress	(5,681,131)	(2,717,822)
Net cash used in investing activities	(5,681,131)	(2,717,822)

Cash flows from financing activities
Borrowings from banks	-	5,836,818
Repayment of borrowings from Mr. Ye Junnan	-	(3,938,062)
Repayment of borrowings to shareholders	(145,321)	-
Proceeds from issuance of shares	65,495,011	-
Net cash provided by financing activities	65,349,690	1,898,756

Effect of exchange rate changes on cash and cash equivalents and restricted cash	336,284	163,901
Net increase in cash and cash equivalents and restricted cash	60,768,702	4,395,938
Cash and cash equivalents and restricted cash at the beginning of period	20,671,498	26,354,624
Cash and cash equivalents and restricted cash at the end of period	$81,440,200	30,750,562
Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$176,628	$430,973
Non-cash payment for purchases of property, plant and equipment and construction in progress by new vehicles	$61,233	$-
Lease liabilities arising from obtaining right-of-use assets	$245,716	$111,834

Cash paid during the year for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$2,314	$180,279

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2021 and 2022

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

As of March 31, 2022, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On December 27, 2013, Dalian BAK Power Battery Co., Ltd was established as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000. Pursuant to CBAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Power on or before December 27, 2015. On March 7, 2017, the name of Dalian BAK Power Battery Co., Ltd was changed to Dalian CBAK Power Battery Co., Ltd (“CBAK Power”). On July 10, 2018, CBAK Power’s registered capital was increased to $50,000,000. On October 29, 2019, CBAK Power’s registered capital was further increased to $60,000,000. Pursuant to CBAK Power’s amendment articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Power on or before December 31, 2021. The Company has paid in full to CBAK Power through injection of a series of patents and cash.

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB1.0 million (approximately $0.1 million) to CBAK Suzhou through injection of a series of cash. The Company plan to dissolve CBAK Suzhou in 2022.

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

On August 6, 2020, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) was established as a wholly owned subsidiary of CBAK Nanjing with a registered capital of RMB700,000,000 (approximately $110 million). Pursuant to Nanjing CBAK’s articles of association and relevant PRC regulations, CBAK Nanjing was required to contribute the capital to Nanjing CBAK on or before August 5, 2040. Up to the date of this report, the Company has contributed RMB352,538,138 (approximately $55.6 million) to Nanjing CBAK.

On November 9, 2020, Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”) was established as a wholly owned subsidiary of CBAK Nanjing with a register capital of RMB50,000,000 (approximately $7.9 million). Up to the date of this report, the Company has contributed RMB33,416,000 (approximately $5.2 million) to Nanjing Daxin.

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

On July 20, 2021, CBAK Power entered into a framework agreement relating to CBAK Power’s investment in Zhejiang Hitrans Lithium Battery Technology Co., Ltd (“Hitrans”, formerly known as Zhejinag Meidu Hitrans Lithium Battery Technology Co., Ltd), pursuant to which CBAK Power agreed to acquire 81.56% of registered equity interests (representing 75.57% of paid-up capital)of Hitrans (the “Acquisition”). The Acquisition was completed on November 26, 2021 (Note 11). After the completion of the Acquisition, Hitrans became a wholly owned subsidiary of the Company.

On July 6, 2018, Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd. (“Guangdong Hitrans”) was established as a 80% owned subsidiary of Hitrans with a registered capital of RMB10 million (approximately $1.6million). The remaining 20% registered equity interest was held by Shenzhen Baijun Technology Co., Ltd. Pursuant to Guangdong Hitrans’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to Guangdong Hitrans’s articles of association and relevant PRC regulations, Hitrans was required to contribute the capital to Guangdong Hitrans on or before December 30, 2038. Up to the date of this report, Hitrans has contributed RMB1.72 million (approximately $0.3 million), and the other shareholder has contributed RMB0.25 million (approximately $0.04 million) to Guangdong Hitrans through injection of a series of cash. Guangdong Hitrans was established under the laws of the People’s Republic of China as a limited liability company on July 6, 2018 with a registered capital RMB10 million (approximately $1.5 million). Guangdong Hitrans is based in Dongguan, Guangdong Province, and is principally engaged in the business of resource recycling, waste processing, and R&D, manufacturing and sales of battery materials. The Company plan to dissolve Guangdong Hitrans in 2022.

On October 9, 2021, Shaoxing Haisheng International Trading Co., Ltd. (“Haisheng”) was established as a wholly owned subsidiary of Hitrans with a register capital of RMB5 million (approximately $0.8 million). Pursuant to Haisheng’s articles of association and relevant PRC regulations, Hitrans was required to contribute the capital to Haisheng on or before May 31, 2025. Up to the date of this report, Hitrans has contributed RMB3.5 million (approximately $0.5 million) to Haisheng.

The Company’s condensed consolidated financial statements have been prepared under US GAAP.

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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Shenzhen”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014, “Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of December 31, 2021, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC; v) Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”), a wholly owned limited liability company established on November 21, 2019 in the PRC; (vi) BAK Asia Investments Limited (“BAK Investments”), a wholly owned limited liability company incorporated in Hong Kong acquired on July 14, 2020; (vii) CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”), a wholly owned limited liability company established on July 31, 2020 in the PRC; (viii) Nanjing CBAK New Energy Technology Co., Ltd, (“Nanjing CBAK”), a wholly owned limited liability company established on August 6, 2020 in the PRC; (ix) Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”), a wholly owned limited liability company established on November 9, 2020; (x) Daxin New Energy Automobile Technology ( Jiangsu) Co., Ltd (“Jiangsu Daxin”), a wholly owned limited liability company established on August 4, 2021 in the PRC; (xi) Zhejiang Hitrans Lithium Battery Technology Co., Ltd (“Hitrans”), a 81.56% registered equity interests (representing 75.57% of paid-up capital) owned  limited liability company established on December 16, 2015 in the PRC; (xii) Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd., a 65.25% owned limited liability company established on July 6, 2018 in the PRC and (xiii) Shaoxing Haisheng International Trading Co., Ltd. (“Haisheng”), a 81.56% registered equity interests (representing 75.57% of paid-up capital) owned limited liability company established on October 9, 2021 in the PRC.

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

As of March 31, 2022, the Company had $14.6 million bank loans and approximately $107.9 million of other current liabilities (excluding warrants derivative liability).

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of March 31, 2022. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recently Adopted Accounting Standards

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). The Company applied the new standard beginning January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s condensed consolidated financial statement presentation or disclosures.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. In March 2022, the FASB issued ASU 2022-02, Topic 326. The ASU eliminates the accounting guidance for trouble debt restructurings by creditors in Subtopic 310-40, and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, the ASU requires disclosure of gross writeoffs of receivables by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This ASU is effective for periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2016-13 and ASU 2022-02 will have on its condensed consolidated financial statement presentations and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2017-04 will have on its condensed consolidated financial statement presentation or disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. This creates an exception to the general recognition and measurement principles in ASC 805. As a smaller reporting company, ASU 2021-08 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2023, with early adoption permitted. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company does not anticipate that the adoption of this guidance will have a material impact on the condensed consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This update is effective for annual periods beginning after December 15, 2021, and early application is permitted. This guidance should be applied either prospectively to all transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or retrospectively to those transactions. The Company is currently gathering the information and evaluating the future impact on the Company's financial statement annual disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. Pledged deposits

Pledged deposits as of December 31, 2021 and March 31, 2022 consisted of the following:

	December 31, 2021	March 31, 2022
Pledged deposits with banks for:
Bills payable (Note 13)	$18,996,749	$25,141,517
Others	-	580
	$18,996,749	$25,142,097

3. Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2021 and March 31, 2022:

	December 31,	March 31,
	2021	2022
Trade accounts receivable	$48,707,457	$46,364,398
Less: Allowance for doubtful accounts	(4,618,269)	(4,904,450)
	44,089,188	41,459,948
Bills receivable	5,817,941	8,805,836
	$49,907,129	$50,265,784

Included in trade accounts and bills receivables are retention receivables of $1,944,034 and $1,947,547 as of December 31, 2021 and March 31, 2022. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for doubtful accounts is as follows:

	March 31,	March 31,
	2021	2022
Balance at beginning of period	$5,266,828	$4,618,269
Provision for the year	-	322,928
Reversal - recoveries by cash	(154,061)	(51,485)
Charged to consolidated statements of operations and comprehensive (loss) income	$(154,061)	$271,443
Foreign exchange adjustment	(17,819)	14,738
Balance at end of period	$5,094,948	$4,904,450

4. Inventories

Inventories as of December 31, 2021 and March 31, 2022 consisted of the following:

	December 31,	March 31,
	2021	2022
Raw materials	$11,323,638	$15,484,667
Work in progress	8,093,002	9,428,354
Finished goods	10,716,700	16,958,128
	$30,133,340	$41,871,149

During the three months ended March 31, 2021 and 2022, write-downs of obsolete inventories to lower of cost or net realizable value of $233,305 and $406,152, respectively, were charged to cost of revenues.

5. Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2021 and March 31, 2022 consisted of the following:

	December 31,	March 31,
	2021	2022
Value added tax recoverable	$7,144,712	$8,332,545
Prepayments to suppliers	4,663,431	5,060,156
Deposits	75,179	76,152
Staff advances	122,531	187,548
Prepaid operating expenses	683,648	758,411
Others	64,489	108,256
	12,753,990	14,523,068
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$12,746,990	$14,516,068

6. Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2021 and March 31, 2022 consisted of the following:

	December 31, 2021	March 31, 2022
Buildings	$48,418,782	$48,566,742
Leasehold Improvements	5,543,792	5,593,831
Machinery and equipment	58,899,248	59,488,872
Office equipment	1,200,758	1,229,557
Motor vehicles	486,570	487,644
	114,549,150	115,366,646
Impairment	(9,194,132)	(9,213,494)
Accumulated depreciation	(15,312,245)	(17,620,341)
Carrying amount	$90,042,773	$88,532,811

During the three months ended March 31, 2021 and 2022, the Company incurred depreciation expense of $698,618 and $2,271,267, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three months ended March 31, 2021 and 2022.

7. Construction in Progress

Construction in progress as of December 31, 2021 and March 31, 2022 consisted of the following:

	December 31,	March 31,
	2021	2022
Construction in progress	$21,619,522	$22,277,466
Prepayment for acquisition of property, plant and equipment	5,723,570	6,132,827
Carrying amount	$27,343,092	$28,410,293

Construction in progress as of December 31, 2021 and March 31, 2022 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power and Nanjing CBAK.

For the three months ended March 31, 2021 and 2022, the Company capitalized interest of $213,583 and nil, respectively, to the cost of construction in progress.

8. Non-marketable equity securities

	December 31, 2021	March 31, 2022
Cost	$1,416,185	$1,419,312
Impairment	(703,255)	(704,808)
Carrying amount	$712,930	$714,504

 On April 21, 2021, CBAK Power, along with Shenzhen BAK Power Battery Co., Ltd (BAK Shenzhen), Shenzhen Asian Plastics Technology Co., Ltd (SZ Asian Plastics) and Xiaoxia Liu (collectively the “Investors”), entered into an investment agreement with Junxiu Li, Hunan Xintao New Energy Technology Partnership, Xingyu Zhu, and Jiangsu Saideli Pharmaceutical Machinery Manufacturing Co., Ltd for an investment in Hunan DJY Technology Co., Ltd ("DJY"), a privately held company. CBAK Power has paid $1.40 million (RMB9,000,000) to acquire 9.74% of the equity interests of DJY. CBAK Power along with other three new investors have appointed one director on behalf of the Investors to the Board of Directors of DJY. DJY is unrelated third party of the Company engaging in in research and development, production and sales of products and services to lithium battery positive cathode materials producers, including the raw materials, fine ceramics, equipment and industrial engineering.

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. The Company recognized nil impairment loss for the three months period ended March 31, 2022.

9. Lease

(a)	Prepaid land use rights

Prepaid
land
lease payments
Balance as of January 1, 2021	$7,500,780
Addition for the year	6,188,764
Amortization charge for the year	(189,044)
Foreign exchange adjustment	296,730
Balance as of December 31, 2021	13,797,230
Amortization charge for the period	(89,718)
Foreign exchange adjustment	30,359
Balance as of March 31, 2022	$13,737,871

In August 2014 and November 2021, the Group acquired land use rights to build a factory of the Company in Dalian, PRC and Zhejiang, PRC.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

No impairment loss was made to the carrying amounts of the prepaid land use right for the three months ended March 31, 2021 and 2022.

(b)	Company as Lessor

The Company derives a portion of its revenue from leasing arrangements of these vehicles to end users. Such arrangements provide for monthly payments covering the vehicles sales and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, vehicle sale net of cost is recorded as other income and recognized upon delivery of the vehicle and its acceptance by the end user. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Interests are recognized monthly over the lease term. The components of the net investment in sales-type leases as of December 31, 2021 and March 31, 2022 are as follows:

	December 31,	March 31,
	2021	2022
Total future minimum lease payments receivable	$1,737,817	1,587,106
Less: unearned income, representing interest	(108,773)	(79,911)
Present value of minimum lease payments receivables	1,629,044	1,507,195
Less: Current portion	(790,516)	(792,262)
Non-current portion	$838,528	714,933

Loss on vehicle sale net of cost recognized in other income from vehicle leasing was $91,833 and nil for the three months ended March 31, 2021 and 2022, respectively.

Interest income from vehicle leasing was $26,637 and $29,069 for the three months ended March 31, 2021 and 2022, respectively.

The future minimum lease payments receivable for sales type leases are as follows:

Fiscal years ending	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases
Remainder of 2022	$710,287	$56,764	$653,523
2023	685,055	22,568	662,487
2024	191,764	579	191,185
2025	-	-	-
2026	-	-	-
Thereafter	-	-	-
	1,587,106	79,911	1,507,195

(c)	Operating lease

On April, 2018, Hitrans entered into a lease agreement for staff quarters spaces in Zhejiang with a five year term, commencing on May 1, 2018 and expiring on April 30, 2023 The monthly rental payment is approximately RMB18,000 ($2,839) per month. In 2018, lump sum payments were made to landlord for the rental of staff quarter spaces and no ongoing payments will be made under the terms of these leases.

On January 14, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Tianjing with a three year term, commencing on March 1, 2021 and expiring on February 29, 2024. The monthly rental payment is approximately RMB73,143 ($11,535) per month. On February 28, 2022, Nanjing Daxin early terminated the lease after one-year non-cancellable period.

On April 6, 2021, Nanjing CBAK entered into a lease agreement for warehouse space in Nanjing with a three year term, commencing on April 15, 2021 and expiring on April 14, 2024. The monthly rental payment is approximately RMB97,743 ($15,414) per month.

On June 1, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Wuxi with a three year term, commencing on June 1, 2021 and expiring on May 31, 2024. The monthly rental payment is approximately RMB238,095 ($37,548) per month for the first year and approximately RMB277,778 ($43,806) per month from the second year.

On June 1, 2021, Hitrans entered into a lease agreement with liquid gas supplier for a five year term for supplying liquid nitrogen and oxygen, commencing on July 1, 2021. The monthly rental payment is approximately RMB5,310 ($837) per month.

On December 9, 2021, Hitrans entered into a lease agreement for extra staff quarters spaces in Zhejiang with a three year term, commencing on December 10, 2021 and expiring on December 9, 2024. The monthly rental payment is approximately RMB9,905 ($1,562) per month for the first year, RMB10,103 ($1,593) and RMB10,305 ($1,625) per month from the second year and third year, respectively.

On March 1, 2022, Hitrans entered into a lease agreement for extra staff quarters spaces in Zhejiang with a three year term, commencing on March 1, 2022 and expiring on February 28, 2027. The monthly rental payment is approximately RMB15,840 ($2,497) per month for the first year, with 2% increase per year.

Operating lease expenses for the three months ended March 31, 2021 and 2022 for the capitation agreement was as follows:

	March 31, 2021	March 31, 2022
Operating lease cost – straight line	$11,321	$212,691
Total lease expense	$11,321	$212,691

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2022 were as follows:-:

Operating leases

Remainder of 2022	$737,297
2023	770,767
2024	41,235
2025	41,859
2026	37,472
Thereafter	-
Total undiscounted cash flows	1,628,630
Less: imputed interest	(79,666)
Present value of lease liabilities	$1,548,964

Lease term and discount rate:

	December 31, 2021	March 31, 2022
Weighted-average remaining lease term
Land use rights	38.9	38.7
Operating leases	2.32	2.32

Weighted-average discount rate
Land use rights	Nil	Nil
Operating leases	5.88%	5.39%

Supplemental cash flow information related to leases where the Company was the lessee for the three months ended March 31, 2021 and 2022 was as follows:

	March 31, 2021	March 31, 2022
Operating cash outflows from operating assets	$135,379	$32,451

10. Intangible Assets, net

Intangible assets as of December 31, 2021 and March 31, 2022 consisted of the followings:

	December 31, 2021	March 31, 2022
Computer software at cost	$108,560	$108,801
Sewage discharge permit*	1,915,740	1,919,970
	2,024,300	2,028,771
Accumulated amortization	(62,561)	(194,420)
	$1,961,739	$1,834,351

Amortization expenses were $686 and $131,571 for the three months ended March 31, 2021 and 2022, respectively.

*	The Company has not yet obtained the ownership of sewage discharge permit in its Zhejiang manufacturing facilities with a carrying amount of $1,898,675 as of December 31, 2021. The sewage discharge permit was registered under the name of New Era (note 11). The Company has obtained a five years sewage discharge permit on January 27, 2022.

Total future amortization expenses for finite-lived intangible assets as of March 31, 2022 were estimated as follows:

Remainder of 2022	$396,837
2023	527,641
2024	526,166
2025	351,785
2026	8,350
Thereafter	23,572
Total	$1,834,351

11. Acquisition of subsidiaries

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

On July 20, 2021, CBAK Power entered into a framework agreement relating to CBAK Power’s investment in Hitrans, pursuant to which CBAK Power will acquire 81.56% of registered equity interests (or representing 75.57% of paid-up capital) of Hitrans (the “Acquisition Agreement”). Under the Acquisition Agreement, CBAK Power will acquire 60% of registered equity interests (representing 54.39% of paid-up capital) of Hitrans from Zhejiang Meidu Graphene Technology Co., Ltd. (“Meidu Graphene”) valued at RMB118 million ($18.30 million) and 21.56% of registered equity interests (representing 21.18% of paid-up capital) of Hitrans from Hitrans’s management shareholders valued at approximately RMB40.74 million ($6.32 million). Two individuals among Hitrans management shareholders, including Hitrans’s CEO, Mr. Haijun Wu (“Mr. Wu”), will keep 2.50% registered equity interests (representing 2.46% of paid-up capital) of Hitrans and New Era Group Zhejiang New Energy Materials Co., Ltd. (“New Era”) will continue to hold 15% registered equity interests (representing 21.05% of paid-up capital) of Hitrans after the acquisition.

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

As a part of the transaction, CBAK Power entered into a loan agreement with Hitrans to lend Hitrans approximately RMB131 million ($20.6 million) (the “Hitrans Loan”) by remitting approximately RMB131 million ($20.6 million) into the account of Shaoxing Intermediate People’s Court (the “Court”) to remove the freeze on Meidu Graphene’s 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans. Moreover, Juzhong Daxin will return RMB10 million ($1.6 million) of the security deposit to CBAK Power before CBAK Power wires approximately RMB131 million ($20.6 million) to the Court. Juzhong Daxin retained RMB5 million ($0.78 million) as commission for facilitating the acquisition and RMB5 million ($0.78 million) recognized as compensation expense to another potential buyer. On July 27, 2021, Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power. The remaining RMB3 million ($0.5 million) had not yet been repaid by Juzhong Daxin up to the date of this report (Note 16). The Company is still negotiating with Juzhong Daxin, as Juzhong Daxin believes that according to the Security Acquisition Framework Agreement entered into between CBAK Power and Juzhong Daxin, CBAK Power should pay RMB3 million ($0.5 million) as risk premium for facilitating the acquisition. CBAK Power believes it is not reasonable to pay any of the risk premium in accordance with the terms of the agreement and Juzhong Daxin should return RMB3 million ($0.5 million) to CBAK Power. CBAK Power has taken legal action for the outstanding balance.

CBAK Power shall pay all other fees due to Juzhong Daxin in accordance with the Letter of Intent. According to the Acquisition Agreement, Mr. Ye will first acquire 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans, free of any encumbrances, from Meidu Graphene. Thereafter, CBAK Power will assign RMB118 million ($18.30 million) of the Hitrans Loan to Mr. Junnan Ye as consideration for the acquisition of 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans from Mr. Ye (the “Assignment”). Hitrans shall repay RMB118 million ($18.27 million) to Mr. Ye in accordance with a separate loan repayment agreement (the “Loan Repayment Agreement”) entered into among Mr. Ye, Hitrans, CBAK Power and Mr. Wu in July 2021. Under the Loan Repayment Agreement, Hitrans shall repay Mr. Ye at least RMB70 million ($10.86 million) within two months of obtaining the title to the Assets from New Era and the remaining RMB 48 million ($7.41 million) by December 31, 2021, with a fixed interest of RMB3.5 million ($0.54 million) which can be reduced by up to RMB1 million ($0.15 million) if the loan is settled before its due date. CBAK Power provides guarantee to Mr. Ye on Hitrans’s repayment obligations under the Loan Repayment Agreement. Hitrans shall repay the remaining approximately RMB13 million ($2.02 million) of the Hitrans Loan to CBAK Power at an interest rate of 6% per annum, maturing in one year from the date of the Assignment. As of December 31, 2021, Hitrans has repaid RMB93 million ($14.6 million) and interest incurred was RMB0.9 million ($0.1 million) recorded as finance cost for the year ended December 31, 2021. As of January 29, 2022, Hitrans has repaid all the loan principals of RMB118 million ($18.3 million) and interests of RMB3.5 million ($0.54 million) to Mr. Ye (Note 14).

The transfer of 81.56% registered equity interests (representing 75.57% of paid-up capital) of Zhejiang Hitrans to CBAK Power has been registered with the local government and CBAK Power had paid approximately RMB40.74 million (approximately $6.32 million) in cash to Mr. Ye. In addition, CBAK Power had wired approximately RMB131 million (approximately $20.6 million) to the Court and Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power. The Acquisition was completed on November 26, 2021.

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

Cash and bank	$7,323,654
Debts product	3,144
Trade and bills receivable, net	37,759,688
Inventories	13,616,922
Prepayments and other receivables	1,384,029
Income tax recoverable	47,138
Amount due from trustee	11,788,931
Property, plant and equipment, net	21,190,890
Construction in progress	2,502,757
Intangible assets, net	1,957,187
Prepaid land use rights, non- current	6,276,898
Leased assets, net	48,394
Deferred tax assets	1,715,998
Short term bank loan	(8,802,402)
Other short term loans – CBAK Power	(20,597,522)
Trade accounts and bills payable	(38,044,776)
Accrued expenses and other payables	(7,439,338)
Deferred government grants	(290,794)
Land appreciation tax	(464,162)
Deferred tax liabilities	(333,824)
NAV	29,642,812
Less: Waiver of dividend payable	1,250,181
Total NAV acquired	30,892,993
Non-controlling interest (24.43%)	(7,547,158)
Goodwill	1,606,518
Total identifiable net assets	$24,952,353

The components of the consideration transferred to effect the Acquisition are as follows:

	RMB	USD

Cash consideration for 60% registered equity interest (representing 54.39% of paid-up capital) of Hitrans from Meidu Graphene	118,000,000	18,547,918
Cash consideration for 21.56% registered equity interest (representing 21.18% of paid-up capital) of Hitrans from Hitrans management	40,744,376	6,404,435
Total Purchase Consideration	158,744,376	24,952,353

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

12. Goodwill

Balance as of January 1, 2021	$-
Acquisition of Hitrans	1,606,518
Foreign exchange adjustment	38,714
Balance as of January 1, 2022	1,645,232
Foreign exchange adjustment	5,397
Balance as of March 31, 2022	$1,650,629

The Company performed Goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. No impairment loss of Goodwill of the reporting unit of Hitrans was recognized for the three months ended March 31, 2022 and 2021.

13. Trade and Bills Payable

Trade and bills payable as of December 31, 2021 and March 31, 2022 consisted of the followings:

	December 31,	March 31,
	2021	2022
Trade accounts payable	$40,352,638	$46,550,602
Bills payable
– Bank acceptance bills	25,023,574	32,719,399

	$65,376,212	$79,270,001

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 2);

(ii)	$4.4 million and $5.0 million of the Company’s bills receivable as of December 31, 2021 and March 31, 2022, respectively (Note 3).

(iii)	the Company’s prepaid land use rights (note 9)

14. Loans

Bank loans:

Bank borrowings as of December 31, 2021 and March 31, 2022 consisted of the followings:

	December 31,	March 31,
	2021	2022
Short-term bank borrowings	$8,811,820	$14,674,721

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

On November 16, 2021, the Company obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $19.0 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB56.0 million (approximately $8.8 million) and RMB63.1 million (approximately $9.9 million) as of December 31, 2021 and March 31, 2022, respectively, for a term until November 16, 2022 to February 28, 2023, bearing interest at 4.35% per annum.

The Company borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaled RMB53.7 million (approximately $8.4 million) for various terms through April to August 2022, which was secured by the Company’s cash totaled RMB22.3 million (approximately $3.5 million) (Note 2) and bills receivables totaled RMB31.3 million (approximately $4.9 million) (Note 3).

The Company borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaled RMB32.2 million (approximately $5.1 million) for various terms through May to August 2022, which was secured by the Company’s cash totaled RMB16.1 million (approximately $2.5 million) and the Company’s land use rights and buildings. (Note 9).

In October to December 2020, the Company borrowed a series of acceptance bills from China Merchants Bank totaled RMB13.5 million (approximately $2.07 million) for various terms through April to June 2021, which was secured by the Company’s cash totaled RMB13.5 million (approximately $2.07 million). The Company repaid the bills through April to June 2021.

On April 19, 2021, the Company obtained five-year acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB84.4 million (approximately $13.2 million). Any amount drawn under the facilities requires security in the form of cash or bank acceptance bills receivable of at least the same amount. Under the facilities, as of December 31, 2021, the Company borrowed a total of RMB10 million (approximately $1.6 million) from Bank of Ningbo Co., Ltd in the form of bills payable for a various term expiring from January to February 2022, which was secured by the Company’s cash totaled RMB10 million (approximately $1.6 million). The Company repaid the bills in January to February 2022.

The Company borrowed a series of acceptance bills from Agricultural Bank of China totaled RMB32.0 million (approximately $5.1 million) for various terms through April to September 2022, which was secured by the Company’s cash totaled RMB32.0 million (approximately $5.1 million) (Note 2).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaled RMB89.6 million (approximately $14.1 million) for various terms through April to September 2022, which was secured by the Company’s cash totaled RMB88.9 million (approximately $14.0 million) (Note 2) and the Company’s bills receivable totaled RMB0.7 million (approximately $0.1 million) (Note 3).

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

On April 29, 2022, the Company obtained a one-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 3.95% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.6 million) up to the date of this report.

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	March 31,
	2021	2022
Pledged deposits (note 2)	$18,996,749	$25,141,517
Bills receivables (note 3)	4,446,553	5,041,978
Right-of-use assets (note 9)	6,268,473	6,236,789
Buildings	8,565,837	8,494,371
	$38,277,612	$44,914,655

As of March 31, 2022, the Company had unutilized committed banking facilities totaled $6.6 million.

During the three months ended March 31, 2021 and 2022, interest of $213,583 and $122,973 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2021 and March 31, 2022 consisted of the following:

		December 31,	March 31,
	Note	2021	2022
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li	(b)	153,300	153,639
– Shareholders	(c)	94,971	95,180
– Mr. Junnan Ye (Note 11)		3,933,848	-
		4,282,119	348,819
Advances from unrelated third party
– Mr. Wenwu Yu	(d)	17,282	17,320
– Ms. Longqian Peng	(d)	301,044	301,709
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(e)	78,677	78,851
		397,003	397,880
		$4,679,122	$746,699

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	The earnest money paid by certain shareholders in relation to share purchase were unsecured, non-interest bearing and repayable on demand.

(d)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(e)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of March 31, 2022, loan amount of RMB0.5 million ($0.1 million) remained outstanding.

During the three months ended March 31, 2021 and 2022, interest of $2,314 and $7,167 were incurred on the Company’s borrowings from unrelated parties, respectively.

15. Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2021 and March 31, 2022 consisted of the following:

	December 31,	March 31,
	2021	2022
Construction costs payable	$2,036,008	$1,529,170
Equipment purchase payable	8,697,637	8,079,179
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	2,924,105	2,942,699
Customer deposits	1,420,414	4,671,400
Deferred revenue	784,000	784,000
Accrued expenses	4,161,548	3,601,292
Dividend payable to non-controlling interest	1,444,737	1,446,583
Other payables	285,132	212,867
	$22,963,700	$24,477,309

*	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2019 and 2020, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2021and March 31, 2022, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

16. Balances and Transactions With Related Parties

The principal related parties with which the Company had transactions during the years presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Shenzhen Baijun Technology Co., Ltd	Shareholder of company’s subsidiary
Zhengzhou BAK Battery Co., Ltd	Note a
Zhengzhou BAK New Energy Technology Co., Ltd	Note b
Zhengzhou BAK Electronics Co., Ltd	Note c
Shenzhen BAK Battery Co., Ltd	Former subsidiary and refer to Note d
Shenzhen BAK Power Battery Co., Ltd	Former subsidiary and refer to Note d
Hangzhou Juzhong Daxin Asset Management Co., Ltd	Note e

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd.

(b)	Mr. Xiangqian Li is a director of Zhengzhou BAK New Energy Vehicle Co., Ltd, which has 29% equity interests in Zhengzhou BAK New Energy Technology Co., Ltd.

(c)	Shenzhen BAK Power Battery Co., Ltd has 95% equity interests in Zhengzhou BAK Electronics Co., Ltd.

(d)	Mr. Xiangqian Li is a director of Shenzhen BAK Battery Co., Ltd and Shenzhen BAK Power Battery Co., Ltd

(e)	Hangzhou Juzhong Daxin Asset Management Co., Ltd. is the trustee of 85% of registered equity interests of Hitrans (note 11)

Related party transactions:

The Company entered into the following significant related party transactions:

	For the three months ended March 31,
	2021	2022

Purchase of finished goods from Zhengzhou BAK Battery Co., Ltd	$1,259,309	$5,164,433
Sales of finished goods and raw materials to Zhengzhou BAK Battery Co., Ltd	108,290	25,823,532
Sales of finished goods and raw materials to Zhengzhou BAK Electronics Co., Ltd	412,353	-
Sales of finished goods and raw materials to Shenzhen BAK Power Battery Co., Ltd	-	112,468

Related party balances:

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2021 and March 31, 2022:

Receivables from former subsidiary

	December 31, 2021	March 31, 2022

Receivables from Shenzhen BAK Power Battery Co., Ltd	$2,263,955	$1,134,585

Balance as of December 31, 2021 and March 31, 2022 consisted of receivable for sales of cathode and precursor to Shenzhen BAK Power Battery Co., Ltd. Up to the date of this report, Shenzhen BAK Power Battery Co., Ltd repaid $0.5 million to the Company.

Amount due from non-controlling interest

	December 31, 2021	March 31, 2022
Shenzhen Baijun Technology Co., Ltd
Current	$125,883	$126,161
Non-current	62,941	63,081
	$188,824	$189,242

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

Amount due from related parties

	December 31, 2021	March 31, 2022

Hangzhou Juzhong Daxin Asset Management Co., Ltd (Note 11)	$472,061	$473,104

The above balances are due on demand, interest-free and unsecured.

Other balances due from/ (to) related parties

	December 31, 2021	March 31, 2022

Trade receivable, net – Zhengzhou BAK Battery Co., Ltd. (i)	$14,583,061	$12,963,529

Trade receivable, net – Zhengzhou BAK New Energy Technology Co., Ltd. (ii)	$459,714	$173,471

Trade payable, net – Zhengzhou BAK Battery Co., Ltd	$(572,768)	$(3,057,449)

Dividend payable to non-controlling interest of Hitrans	$(1,444,737)	$(1,446,583)

(i)	Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $12.5 million to the Company.

(ii)	Up to the date of this report, Zhengzhou BAK New Energy Technology Co., Ltd repaid $173,471 to the Company.

Payables to former subsidiaries

Payables to former subsidiaries as of December 31, 2021 and March 31, 2022 consisted of the following:

	December 31, 2021	March 31, 2022

Payables to Shenzhen BAK Power Battery Co., Ltd	(326,507)	(325,624)
	$(326,507)	(325,624)

Balance as of December 31, 2021 and March 31, 2022 consisted of payables for purchase of inventories from BAK International (Tianjin) Limited and Shenzhen BAK Power Battery Co., Ltd. From time to time, to meet the needs of its customers, the Company purchased products from these former subsidiaries that it did not produce to meet the needs of its customers.

17. Deferred Government Grants

Deferred government grants as of December 31, 2021 and March 31, 2022 consist of the following:

	December 31,	March 31,
	2021	2022
Total government grants	$10,023,677	$9,473,191
Less: Current portion	(3,834,481)	(2,270,463)
Non-current portion	$6,189,196	$7,202,728

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

On June 23, 2020, BAK Asia, the Company wholly-owned Hong Kong subsidiary, entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), pursuant to which the Company intended to develop certain lithium battery projects that aim to have a production capacity of 8Gwh. Gaochun EDZ agreed to provide various support to facilitate the development and operation of the projects. From 2020 to the report date, the Company received RMB10 million (approximately $1.6 million) to finance the costs incurred for moving; RMB20 million (approximately $3.2 million) to finance the costs incurred in construction works; and RMB17.1 million (approximately $2.7 million) to finance equipment purchases from Gaochun EDZ in Nanjing. The Company will recognize the government subsidies as income or offsets them against the related expenditures when there are no present or future obligations for the subsidized projects.

For the year ended December 31, 2021, the Company recognized RMB10 million ($1.6 million) as other income after moving of the Company facilities to Nanjing. Remaining subsidy of RMB37.1 million (approximately $5.9 million) was granted to facilities the construction works and equipment in Nanjing. The construction works have been completed in November 2021 and the production line was fully operated in January 2022,  the Company has initiated amortization on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon.

The Company offset government grants of $38,133 and $566,972 for the three months ended March 31, 2021 and 2022, respectively, against depreciation expenses of the Dalian and Nanjing facilities.

18. Product Warranty Provisions

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2021	March 31, 2022
Balance at beginning of year	$1,991,605	$2,028,266
Warranty costs incurred	(34,439)	(9,419)
Provision for the year	16,995	4,344
Foreign exchange adjustment	54,105	4,473
Balance at end of year	2,028,266	2,027,664
Less: Current portion	(127,837)	(104,122)
Non-current portion	$1,900,429	$1,923,542

*

19. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes credit consisted of:

	Three months ended March 31,
	2021	2022
PRC income tax
Current income tax	$-	$-
Deferred income tax credit	-	93,546
	$-	$93,546

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

No provision for income taxes in the United States has been made as CBAK had no taxable income for the three months ended March 31, 2021 and 2022.

Hong Kong Tax

BAK Asia and BAK Investment are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong For the three months ended March 31, 2021 and 2022 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended March 31,
	2021	2022
Income before income taxes	$29,608,168	$586,957
United States federal corporate income tax rate	21%	21%
Income tax expenses (credit) computed at United States statutory corporate income tax rate	6,217,715	123,261
Reconciling items:
Rate differential for PRC earnings	69,004	(25,584)
Tax effect of entity at preferential tax rate	-	(9,972)
Non-taxable (income) expenses	(5,886,790)	(264,922)
Share based payments	31,252	7,304
Valuation allowance on deferred tax assets	(431,181)	76,367
Income tax credit	$-	$(93,546)

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2021 and March 31, 2022 are presented below:

	December 31, 2021	March 31, 2022
Deferred tax assets
Trade receivable	$2,044,877	$2,116,363
Inventories	624,372	662,511
Property, plant and equipment	1,671,628	1,543,877
Non-marketable equity securities	175,813	176,202
Intangible assets	82,174	99,819
Accrued expenses, payroll and others	286,258	154,923
Provision for product warranty	507,067	506,916
Net operating loss carried forward	32,624,714	33,312,212
Valuation allowance	(36,278,909)	(36,751,234)
Deferred tax assets, non-current	$1,737,994	$1,821,589

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$334,181	$321,025

As of December 31, 2021 and March 31, 2022, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741 and $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of December 31, 2021 and March 31, 2022, the Company’s PRC subsidiaries had net operating loss carry forwards of $43,929,161 and $47,668,784, respectively, which will expire in various years through 2022 to 2030. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance of $36,278,909 and $36,751,234 as of December 31, 2021 and March 31, 2022, respectively, were provided against subsidiaries which were not estimated to generate operating profits to utilize the potential tax benefits.

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

20. Statutory reserves

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 representing the PRC statutory reserve of the subsidiary as of December 31, 2021 and March 31, 2022, are also considered under restriction for distribution.

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

The fair value of warrants was determined using the Binomial Model, with level 3 inputs (Note 25).

The fair value of share options was determined using the Binomial Model, with level 3 inputs (Note 23).

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

22. Employee Benefit Plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $255,989 (RMB1,659,681) and $569,536 (RMB3,615,587) for the three months ended March 31, 2021 and 2022, respectively.

23. Share-based Compensation

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

As of March 31, 2022, there was no unrecognized stock-based compensation associated with the above restricted shares and 1,667 vested shares were to be issued.

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

As of March 31, 2022, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $23,778 for three months ended March 31, 2022, in respect of the restricted shares granted on August 23, 2019 of which $19,216, $756 and $3,806 were allocated to general and administrative expenses, sales and marketing expenses and research and development expenses.

As of March 31, 2022, non-vested restricted share units granted on August 23, 2019 are as follows:

Non-vested share units as of January 1, 2022	277,173
Vested	(269,175)
Forfeited	(7,998)
Non-vested share units as of March 31, 2022	-

As of March 31, 2022, there was no unrecognized stock-based compensation associated with the above restricted share units and 269,175 vested shares were to be issued.

Restricted share units granted on October 23, 2020

On October 23, 2020, pursuant to the Company’s 2015 Plan, the Compensation Committee granted an aggregate of 100,000 restricted share units to an employee of the Company. In accordance with the vesting schedule of the grant, the restricted share units will vest semi-annually in 6 equal installments over a three year period with the first vesting on October 30, 2020. The fair value of these restricted share units was $3 per share on October 23, 2020. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method.

The Company recorded non-cash share-based compensation expense of $55,032 and $11,001 for the three months ended March 31, 2021 and 2022, in respect of the restricted share units granted on October 23, 2020 of which allocated to research and development expenses.

As of March 31, 2022, non-vested restricted share units granted on October 23, 2020 are as follows:

Non-vested share units as of January 1, 2022	49,999
Granted	-
Vested	-
Non-vested share units as of March 31, 2022	49,999

As of March 31, 2022, there was unrecognized stock-based compensation $35,942 associated with the above restricted share units and no vested shares were to be issued.

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

The fair value of the stock options granted to directors of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk free interest rate of 1.26%, and dividend yield of 0%. The fair value of 350,000 stock options to directors of the Company was $479,599 at the grant date. For the three months ended March 31, 2022, the Company recorded nil as stock compensation expenses.

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. During the three months ended March 31, 2022, the Company recorded nil as stock compensation expenses.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	2,750,002	$1,.96	$-	5.7
Exercisable at January 1, 2022	-	-	$-	-

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2022	2,750,002	$1.96	$-	5.45
Exercisable at March 31, 2022	-	$-	$-	-

*	The intrinsic value of the stock options at March 31, 2022 is the amount by which the market value of the Company’s common stock of $1.28 as of March 31, 2022 exceeds the exercise price of the option.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three months ended March 31, 2021 and 2022.

24. Income (Loss) Per Share

The following is the calculation of income (loss) per share:

	Three months ended March 31,
	2021	2022
Net income	$29,608,168	$680,503
Less: Net loss (income) attributable to non-controlling interests	1,114	(236,050)
Net income attributable to shareholders of CBAK Energy Technology, Inc.	29,609,282	444,4

Weighted average shares outstanding – basic	84,283,605	88,713,841
Dilutive unvested restricted stock	650,308	21,116
Weighted average shares outstanding – diluted (note)	84,933,913	88,734,957

Income per share of common stock
Basic	$0.35	$0.01
Diluted	$0.35	$0.01

Note:	Including 288,498 and 269,175 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued as of March 31, 2021 and 2022, respectively.

For the three months ended March 31, 2021, all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

For the three months ended March 31, 2022, 2,750,002 unvested options and all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

25. Warrants

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

There was a total of 9,092,499 warrants issued and outstanding as of March 31, 2022.

The fair value of the outstanding warrants was calculated using Binomial Model based on backward induction with the following assumptions:

Warrants issued in the 2020 Financing

Appraisal Date	December 31, 2021	December 31, 2021
Market price per share (USD/share)	$1.56	$1.56
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.7%	0.8%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	1.9 years	2.4 years
Expected volatility	140.3%	132.3%

Appraisal Date	March 31, 2022	March 31, 2022
Market price per share (USD/share)	$1.28	$1.28
Exercise price (USD/price)	6.46	6.475
Risk free rate	2.11%	2.37%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	1.69 years	2.19 years
Expected volatility	143.68%	135.19%

Warrants issued in the 2021 Financing

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	Series A1 December31, 2021	December31, 2021
Market price per share (USD/share)	1.56	1.56
Exercise price (USD/price)	7.67	9.204
Risk free rate	0.9%	0.9%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	2.6 years	2.6 years
Expected volatility	129.2%	129.2%

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	Series A1 March 31, 2022	March 31, 2022
Market price per share (USD/share)	1.28	1.28
Exercise price (USD/price)	7.67	9.204
Risk free rate	2.4%	2.4%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	2.4 years	2.36 years
Expected volatility	133.61%	133.61%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2021	March 31, 2022
Balance at the beginning of the year	$17,783,000	$5,846,000
Warrants issued to institution investors	47,519,000	-
Warrants issued to placement agent	2,346,000	-
Warrants redeemed	-	-
Fair value change of the issued warrants included in earnings	(61,802,000)	(1,632,000)
Balance at end of year	5,846,000	4,214,000

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	9,092,499	$7.19	2.33
Exercisable at January 1, 2022	9,092,499	$7.19	2.33
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at March 31, 2022	9,092,499	7.19	2.08
Exercisable at March 31, 2022	9,092,499	7.19	2.08

26. Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2021 and March 31, 2022, the Company had the following contracted capital commitments:

	December 31, 2021	March 31, 2022
For construction of buildings	$1,199,606	$1,582,346
For purchases of equipment	12,867,786	13,093,091
Capital injection	159,905,519	157,296,525
	$173,972,911	$171,971,962

(ii)	Litigation

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

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. The Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe conducted a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,344,605 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $261,316 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $245,530 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $30,826 (RMB209,312) that CBAK Power has paid. As of December 31, 2021, CBAK Power have not received the final judgement amount totaled $276,356 (RMB 1,876,458) from Shenzhen Huijie. Shenzhen Huijie filed an appellate petition to High Peoples’ Court of Liaoning (“Court of Liaoning”) to appeal the adjudication dated on June 28, 2020. In April 2021, the Court of Liaoning rescinded the original judgement and remanded the case to the Court of Dalian for retrial. On December 21, 2021, the Court of Dalian remanded the case to the Court of Zhuanghe for retrial. Upon receiving the notice from the Court of Liaoning, CBAK Power has accrued the construction cost of $0.9 million (RMB6,135,860) as of March 31, 2022.

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1,613,984 (RMB10,257,030), including equipment cost of $1,427,515 (RMB9,072,000) and interest amount of $186,469 (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB15,120,000 ($2.4 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of March 31, 2022, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.4 million (RMB15,120,000) under capital commitments.

27. Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2021 and 2022 as follows:

	Three months ended March 31,
Sales of finished goods and raw materials	2021		2022
Customer A	$2,903,261	30.83%	$	*	*
Customer B	1,789,045	19.00%		*	*
Customer C	1,348,200	14.32%		*	*
Customer D	*	*		24,102,164	30.05%
Zhengzhou BAK Battery Co., Ltd (note 16)	*	*		25,823,532	32.20%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2021 and March 31, 2022 as follows:

	December 31, 2021		March 31, 2022
Customer D	$14,443,551	32.76%	$15,641,986	37.73%
Zhengzhou BAK Battery Co., Ltd (note 16)	14,583,061	33.08%	12,963,529	31.27%

*	Comprised less than 10% of net accounts receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended March 31, 2021 and 2022 as follows:

	Three months ended March 31,
	2021		2022
Supplier A	$659,513	10.21%	$	*	*
Supplier B	*	*		20,631,815	25.30%
Supplier C	*	*		19,332,674	23.71%
Zhengzhou BAK Battery Co., Ltd (note 16)	1,259,309	19.49%		*	*

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2021 and March 31, 2022 as follows:

	December 31, 2021		March 31, 2022
Supplier B	$20,592,979	51.03%	$18,430,728	39.59%
Supplier C	6,837,722	16.94%	8,705,648	18.70%

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2021 and March 31, 2022, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

28. Segment Information

The Group’s chief operating decision maker has been identified as the Chief Executive Officer (“CEO”) who reviews financial information of operating segments based on US GAAP amounts when making decisions about allocating resources and assessing performance of the Company.

As a result of the Hitrans acquisition discussed in Note 11, the Group determined that Hitrans met the criteria for separate reportable segment given its financial information is separately reviewed by the Group’s CEO. As a result, the Group determined that it operated in two operating segments namely CBAK and Hitrans upon completion of acquisition. CBAK’s segment mainly includes the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. Hitrans’ segment mainly includes the development and manufacturing of NCM precursor and cathode materials.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income. Net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income by segment for the three months ended March 31, 2021 and 2022 were as follows:

For the three months ended March 31, 2021	CBAT	Corporate unallocated (note)	Consolidated
Net revenues	$9,416,049	$-	$9,416,049
Cost of revenues	(7,576,620)	-	(7,576,620)
Gross profit	1,839,429	-	1,839,429
Total operating expenses	(1,319,248)	(548,063)	(1,867,311)
Operating income (loss)	520,181	(548,063)	(27,882)
Finance (expenses) income, net	(13,443)	5,845	(7,598)
Other income, net	1,217,648	28,426,000	29,643,648
Income tax (expense) credit	-	-	-
Net income	1,724,386	27,883,782	29,608,168

For the three months ended March 31, 2022	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$15,020,686	$65,175,612	$-	$80,196,298
Cost of revenues	(14,037,762)	(60,842,182)	-	(74,879,944)
Gross profit	982,924	4,333,430	-	5,316,354
Total operating expenses	(3,108,736)	(3,137,747)	(405,132)	(6,651,615)
Operating (loss) income	(2,125,812)	1,195,683	(405,132)	(1,335,261)
Finance income (expenses), net	107,870	(102,708)	(148)	5,014
Other income, net	503,156	(217,952)	1,632,000	1,917,204
Income tax credit	-	93,546	-	93,546
Net income	(1,514,786)	968,569	1,226,720	680,503

As of March 31, 2022
Identifiable long-lived assets	101,091,666	31,423,660	-	132,515,326
Total assets	178,351,609	99,826,945	616,667	278,795,221

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

	Three months ended March 31,
	2021	2022
High power lithium batteries used in:
Electric vehicles	$100,976	$309
Light electric vehicles	34,104	88,764
Uninterruptable supplies	8,763,583	14,931,613
Trading of raw materials used in lithium batteries	517,386	-
	9,416,049	15,020,686

Materials used in manufacturing of lithium batteries
Cathode	-	28,362,877
Precursor	-	36,812,735
	-	65,175,612
Total consolidated revenue	$9,416,049	$80,196,298

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	Three months ended March 31,
	2021	2022
Mainland China	$7,625,793	71,996,013
Europe	1,789,045	8,134,906
Others	1,211	65,379
Total	$9,416,049	$80,196,298

Substantially all of the Company’s long-lived assets are located in the PRC.

29. Subsequent events

The Company has evaluated subsequent events from March 31, 2022 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Special Note Regarding Forward Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

As of March 31, 2022, we report financial and operational information in two segments: (i) production of high-power lithium battery cells and (ii) manufacture and sale of materials used in high-power lithium battery cells.

We currently conduct our business through (i) three wholly-owned operating subsidiaries in China that we own through BAK Asia, an investment holding company formed under the laws of Hong Kong on July 9, 2013; (ii) CBAK Nanjing, a wholly-owned subsidiary in China that we own through BAK Investments, an investment holding company formed under the laws of Hong Kong and acquired by us on July 14, 2020; (iii) Nanjing CBAK, a 100% owned subsidiary of CBAK Nanjing; (iv) Nanjing Daxin, a 100% owned subsidiary of CBAK Nanjing; and (v) Hitrans, a subsidiary of CBAK Power, which we own 81.56% of its registered equity interests (representing 75.57% of paid-up capital) through CBAK Power.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 15, 2022 and other reports filed with the SEC, we completed capital intensive construction undertakings in Nanjing to expand the Company’s manufacturing capabilities for lithium batteries in the second half of 2021. In addition, we have been expanding our business by developing new products, fostering new partnerships and strategic acquisition of companies that complement and augment our business.

Due to the growing environmental pollution problem, the Chinese government has been providing support to the development of new energy facilities and vehicles for several years. It is expected that we will be able to secure more potential orders from the new energy market. We believe that with the booming market demand in high power lithium-iron products, we can continue as a going concern and return to profitability sustainably.

Financial Performance Highlights for the Quarter Ended March 31, 2022

The following are some financial highlights for the quarter ended March 31, 2022:

●	Net revenues: Net revenues increased by $70.8 million, or 752%, to $80.2 million for the three months ended March 31, 2022, from $9.4 million for the same period in 2021.

●	Gross profit: Gross profit was $5.3 million, representing an increase of $3.5 million, for the three months ended March 31, 2022, from gross profit of $1.8 million for the same period in 2021.

●	Operating loss: Operating loss was $1.3 million for the three months ended March 31, 2022, reflecting an increase of $1.3 million from an operating loss of $0.03 million for the same period in 2021.

●	Net income: Net income was $0.7 million for the three months ended March 31, 2022, compared to a net income of $29.6 million for the same period in 2021.

●	Fully diluted income per share: Fully diluted income per share was $0.01 for the three months ended March 31, 2022, as compared to fully diluted income per share of $0.35 for the same period in 2021.

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

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%, except that Hitrans and CBAK Power were recognized as a “High and New Technology Enterprise” and enjoyed a preferential tax rate of 15% from 2021 to 2023. Our Hong Kong subsidiaries are subject to profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, the entities had not paid any such tax.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2022

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Change
	2021	2022	$	%
Net revenues	$9,416	80,196	70,780	752%
Cost of revenues	(7,577)	(74,880)	(67,303)	888%
Gross profit	1,839	5,316	3,477	189%

Operating expenses:
Research and development expenses	(484)	(3,313)	(2,829)	585%
Sales and marketing expenses	(213)	(830)	(617)	290%
General and administrative expenses	(1,324)	(2,237)	(913)	69%
Recovery of (provision for) doubtful accounts	154	(271)	(425)	-276%
Total operating expenses	(1,867)	(6,651)	(4,784)	256%
Operating loss	(28)	(1,335)	(1,307)	4,668%
Finance (expense) income, net	(8)	5	13	-163%
Other income, net	1,218	285	(933)	-77%
Change in fair value of warrants liability	28,426	1,632	(26,794)	-94%
Income before income tax	29,608	587	(29,021)	-98%
Income tax credit	-	94	94	n/a
Net income	29,608	681	(28,927)	-98%
Less: Net loss (income) attributable to non-controlling interests	1	(236)	(237)	-23,700%
Net income attributable to shareholders of CBAK Energy Technology, Inc.	$29,609	445	(29,164)	-98%

Net revenues. Net revenues increased by $70.8 million, or 752%, to $80.2 million for the three months ended March 31, 2022, from $9.4 million for the same period in 2021.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended March 31,		Change
	2021	2022	$	%
High power lithium batteries used in:
Electric vehicles	$101	-	(101)	-100%
Light electric vehicles	34	89	55	162%
Uninterruptable supplies	8,764	14,931	6,167	70%
Trading of raw materials used in lithium batteries	517	-	(517)	-100%
	9,416	15,020	5,604	60%

Materials used in manufacturing of lithium batteries
Cathode	-	28,363	28,363	-
Precursor	-	36,813	36,813	-
	-	65,176	65,176	-
Total	$9,416	$80,196	70,780	752%

Net revenues from sales of batteries for electric vehicles were $nil for the three months ended March 31, 2022 as compared to $0.1 million in the same period of 2021, representing a decrease of $0.1 million.

Net revenues from sales of batteries for light electric vehicles were $88,764 for the three months ended March 31, 2022, as compared to $34,104 in the same period of 2021, marking an increase of $54,660, or 162%. We will continue to penetrate the market for batteries used in light electric vehicles.

Net revenues from sales of batteries for uninterruptable power supplies were $14.9 million in the three months ended March 31, 2022, as compared with $8.8 million in the same period in 2021, representing an increase of $6.2 million, or 70%. As we continue to focus on this market, sale of batteries for uninterruptable power supplies have continued to increase significantly.

Net revenues from sales of raw materials used in lithium batteries were $nil in the three months ended March 31, 2022, as compared with $0.5 million in the same period in 2021, representing a decrease of $0.5 million.

Net revenues from sales of materials used in manufacturing of lithium batteries were $65.2 million for the three months ended March 31, 2022, as compared to $nil for the same period of 2021. Revenue from sales of battery raw materials was attributable to the newly acquired subsidiary, Hitrans, a leading producer of raw materials such as cathode and precursor for lithium batteries. We aim to strengthen the battery production ecosystem as we seek stable raw material supply and drive greater revenue for our business.

Cost of revenues. Cost of revenues increased to $74.9 million for the three months ended March 31, 2022, as compared to $7.6 million for the same period in 2021, an increase of $67.3 million, or 888%. The increase in cost of revenues was in line with the increase of net revenues. The cost of revenues includes write down of obsolete inventories of $0.4 million for three months ended March 31, 2022, as compared to $0.2 million for the same period in 2021. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the three months ended March 31, 2022 was $5.3 million, or 6.6% of net revenues as compared to gross profit of $1.8 million, or 19.5% of net revenues, for the same period in 2021. Gross profit margin was lowered mainly due to the increase in raw material prices.

Research and development expenses. Research and development expenses increased to approximately $3.3 million for the three months ended March 31, 2022, as compared to approximately $0.5 million for the same period in 2021, an increase of $2.8 million, or 585%. The increase primarily resulted from an increase in R&D employees’ salary and benefit expenses by approximately $0.8 million. R&D employees’ salary and benefit expenses increased due to incorporating R&D personnel of Hitrans, and a growing number of employees at Nanjing CBAK and Nanjing Daxin. In addition, we incurred expenses for materials used in research and development activities of $1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, as the Company researches and developd upgraded battery products with lower costs and better performance. We incurred $0.5 million in testing and development cost for the manufacture and sale of materials used in high-power lithium battery cells segment during the three months ended March 31, 2022.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $0.8 million for the three months ended March 31, 2022, as compared to approximately $0.2 million for the same period in 2021, an increase of approximately $0.6 million, or 290%. As a percentage of revenues, sales and marketing expenses were 1% and 2.3% for the three months ended March 31, 2022 and 2021, respectively. The increase mainly resulted from an increase in salary and benefit expenses for sales and marketing employees by approximately $0.3 million. Such increase is due to (i) incorporating sales and marketing personnel of Hitrans, (ii) a growing number of employees at Nanjing CBAK and Nanjing Daxin, and (iii) pay raises for sales and marketing employees for growth in revenue. In addition, we incurred shipping and declaration expenses of $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, we have secured more overseas orders for the three months ended March 31, 2022 compared to 2021.

General and administrative expenses. General and administrative expenses increased to $2.2 million, or 2.8% of revenues, for the three months ended March 31, 2022, as compared to $1.3 million, or 14.1% of revenues, for the same period in 2021, representing an increase of $0.9 million, or 69%. The increase primarily resulted from a significant increase in administrative employees’ salary and benefit expenses by approximately $0.6 million. Administrative employees’ salary and benefit expenses increased due to incorporating general and administrative personnel of Hitrans, and a growing number of employees at Nanjing CBAK and Nanjing Daxin. In addition, our rental expenses increased by approximately $0.1 million, as a result of added leased manufacturing space, warehouse and staff dormitory compared to the three months ended March 31, 2021.

Provision for (recovery of) doubtful accounts. Provision for doubtful accounts was $0.3 million for the three months ended March 31, 2022, as compared to a recovery of $0.2 million for the same period in 2021. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $1.3 million for the three months ended March 31, 2022, as compared to $0.02 million for the same period in 2021, representing an increase of $1.3 million, or 4,668%.

Finance (expenses) income, net. Finance expense, net was $5,014 for the three months ended March 31, 2022, as compared to finance income of $7,598 for the same period in 2021, representing an increase of $12,612.

Other income, net. Other income was $0.3 million for the three months ended March 31, 2022, as compared to $1.2 million for the same period in 2021. For the three months ended March 31, 2022, we received government assistances of $0.7 million offset by $0.2 million loss from electric bicycles samples sales and $0.2 million of non-operating expenses. For the three months ended March 31, 2021, we received $1.2 million in debts relief from our materials and equipment suppliers.

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

Income tax. Income tax credit was $93,546 and $nil for the three months ended March 31, 2022 and 2021, respectively.

Net income. As a result of the foregoing, we had a net income of $0.7 million for the three months ended March 31, 2022, compared to net income of $29.6 million for the same period in 2021.

Liquidity and Capital Resources

We had financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock and other equity-linked securities.

We incurred a net income of $0.7 million for the three months ended March 31, 2022. As of March 31, 2022, we had cash and cash equivalents of $30.8 million. Our total current assets were $140.0 million and our total current liabilities were $126.8 million as of March 31, 2022, resulting in a net working capital of $13.2 million.

As of March 31, 2022, we had an accumulated deficit of $122.1 million. We had an accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of March 31, 2022. These factors raise substantial doubts about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2021 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern.

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

On November 16, 2021, the Company obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $19.0 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB56.0 million (approximately 8.9 million) and RMB63.1 million (approximately $9.9 million) as of December 31, 2021 and March 31, 2022, respectively, for a term until November 16, 2022 to February 28, 2023, bearing interest at 4.35% per annum.

The Company borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaled RMB53.7 million (approximately $8.4 million) for various terms through April to August 2022, which was secured by the Company’s cash totaled RMB22.3 million (approximately $3.5 million) and bills receivables totaled RMB31.3 million (approximately $4.9 million).

The Company borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaled RMB32.2 million (approximately $5.1 million) for various terms through May to August 2022, which was secured by the Company’s cash totaled RMB16.1 million (approximately $2.5 million) and the Company’s land use rights and buildings.

In October to December 2020, the Company borrowed a series of acceptance bills from China Merchants Bank totaled RMB13.5 million (approximately $2.07 million) for various terms through April to June 2021, which was secured by the Company’s cash totaled RMB13.5 million (approximately $2.07 million). The Company repaid the bills through April to June 2021.

The Company borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB32.0 million (approximately $5.1 million) for various terms through April to September 2022, which was secured by the Company’s cash totaling RMB32.0 million (approximately $5.1 million).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaled RMB89.6 million (approximately $14.1 million) for various terms through April to September 2022, which was secured by the Company’s cash totaled RMB88.9 million (approximately $14.0 million) and the Company’s bills receivable totaled RMB0.7 million (approximately $0.1 million).

On April 19, 2021, the Company obtained five-year acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB84.4 million (approximately $13.2 million). Any amount drawn under the facilities requires security in the form of cash or bank acceptance bills receivable of at least the same amount. Under the facilities, as of December 31, 2021, the Company borrowed a total of RMB10 million (approximately $1.6 million) from Bank of Ningbo Co., Ltd in the form of bills payable for a various term expiring from January to February 2022, which was secured by the Company’s cash totaled RMB10 million (approximately $1.6 million). We repaid the bills in January to February 2022.

On January 17, 2022, the Company obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.6 million).

On February 9, 2022, the Company obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.6 million) as of May 13, 2022.

On March 8, 2022, the Company obtained a one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 5.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.6 million) as of May 13, 2022.

On April 29, 2022, the Company obtained a one-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 3.95% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.6 million) as of May 13, 2022.

As of March 31, 2022, we had unutilized committed banking facilities of $6.6 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

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

As of August 31, 2021, we had not received any notices from the investors to exercise Series B warrants. Series B warrants, along with Series A-2 warrants, had both expired on September 1, 2021.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2021	2022
Net cash provided by operating activities	$764	$5,051
Net cash used in investing activities	(5,681)	(2,718)
Net cash provided by financing activities	65,350	1,899
Effect of exchange rate changes on cash and cash equivalents	336	164
Net increase in cash and cash equivalents and restricted cash	60,769	4,396
Cash and cash equivalents and restricted cash at the beginning of period	20,671	26,355
Cash and cash equivalents and restricted cash at the end of period	$81,440	$30,751

Operating Activities

Net cash provided by operating activities was $5.1million in the three months ended March 31, 2022, as compared with $0.8 million in the same period in 2021. The net cash provided by operating activities for the three months ended March 31, 2022 was mainly attributable to our net profit (before non-cash depreciation and amortization, provision for doubtful debts, write-down of inventories, share-based compensation and changes in fair value of warrants liability) of $1.6 million, an increase of trade accounts and bills payable of $13.8 million and an increase of accrued expenses and other payables of $2.6 million offset by an increase of trade accounts and bills receivable of $0.5 million, an increase in inventories of $12.1 million, an increase of $1.7 million of prepayments and other receivables.

Net cash provided by operating activities was $0.8 million in the three months ended March 31, 2021. The net cash provided by operating activities for the three months ended March 31, 2021 was mainly attributable to our net profit (before gain on disposal of property, plant and equipment, non-cash depreciation and amortization, recovery of doubtful debts, write-down of inventories, share-based compensation and changes in fair value of warrants liability) of $2.1 million, a decrease of trade accounts and bills receivable of $6.3 million, partially offset by an increase in inventories of $1.5 million, an increase of $0.5 million of prepayments and other receivables, a decrease of trade accounts and bills payable of $2.9 million and a decrease of accrued expenses and other payables of $0.9 million.

Investing Activities

Net cash used in investing activities was $2.7 million for the three months ended March 31, 2022, as compared to $5.7 million in the same period of 2021. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $1.9 million in the three months ended March 31, 2022, as compared to net cash provided by financing activities of $65.4 million in the same period in 2021. The net cash provided by financing activities for the three months ended March 31, 2022 was mainly attributable to $5.8 million advances from bank borrowings offset by repayment of borrowings from Mr. Ye Junnan of $4.0 million.

Net cash provided by financing activities was $65.4 million in the three months ended March 31, 2021. The net cash provided by financing activities for the three months ended March 31, 2021 was mainly attributable to $65.5 million net proceeds from issuance of shares to institutional investors in February 2021.

As of March 31, 2022, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Shaoxing Branch of Bank of Communications Co., Ltd	$19,033	$12,480

Short-term credit facilities:
China Zheshang Bank Co., Ltd	1,577	1,577
Jiangsu Gaochun Rural Commercial Bank	1,577	1,577
Agricultural Bank of China	1,577	1,577
	4,731	4,731
Other lines of credit:
Shaoxing Branch of Bank of Communications Co., Ltd	$10,998	$10,998
Agricultural Bank of China	5,048	5,048
China Zheshang Bank Co., Ltd	14,137	14,137
	30,183	30,183
Total	$53,947	$47,394

Capital Expenditures

We incurred capital expenditures of $3.4 million and $5.7 million in the three months ended March 31, 2022 and 2021, respectively. Our capital expenditures were used primarily to construct our Dalian facility and Nanjing facility.

We estimate that our total capital expenditures in fiscal year 2022 will reach approximately $15.0 million. Such funds will be used to renovate the current product lines and construct new plants that will be equipped with new product lines and battery module packing lines.

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

There were no material changes to the critical accounting policies previously disclosed in our audited consolidated financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed on April 15, 2022.

Changes in Accounting Standards

Please refer to Note 1 to our condensed consolidated financial statements, “Principal Activities, Basis of Presentation and Organization—Recently Adopted Accounting Standards” and “—Recently Issued But Not Yet Adopted Accounting Pronouncements” for a discussion of relevant pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2022.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2022, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified the following material weakness in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information set forth in Note 26 “Commitments and Contingencies—(ii) Litigation” to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Date: May 20, 2022

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

By:	/s/ Xiangyu Pei
Xiangyu Pei
Interim Chief Financial Officer