Form 10-Q
period 2022-06-30
CBAK Energy Technology, Inc.
filed 2022-08-15
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	88,990,858

CBAK ENERGY TECHNOLOGY, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2022

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Balance Sheets

As of December 31, 2021 and June 30, 2022

(Unaudited)

(In US$ except for number of shares)

	Note	December 31, 2021	June 30, 2022
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$7,357,875	$4,380,742
Pledged deposits	2	18,996,749	37,117,785
Trade accounts and bills receivable, net	3	49,907,129	26,056,836
Inventories	4	30,133,340	55,305,909
Prepayments and other receivable	5	12,746,990	7,543,259
Receivables from former subsidiary	16	2,263,955	5,670,336
Amount due from non-controlling interest, current	16	125,883	119,414
Amount due from related party, current	16	472,061	223,901
Income tax recoverable		47,189	-
Investment in sales-type lease, net	9	790,516	859,348
Total current assets		122,841,687	137,277,530

Property, plant and equipment, net	6	90,042,773	84,705,053
Construction in progress	7	27,343,092	28,860,353
Non-marketable equity securities	8	712,930	676,292
Prepaid land use rights	9	13,797,230	12,918,119
Intangible assets, net	10	1,961,739	1,594,057
Operating lease right-of-use assets, net		1,968,032	527,622
Investment in sales-type lease, net	9	838,528	492,605
Amount due from related party, non-current	16	62,941	59,707
Deferred tax assets, net		1,403,813	1,308,051
Goodwill	12	1,645,232	1,562,349
Total assets		$262,617,997	$269,981,738

Liabilities
Current liabilities
Trade accounts and bills payable	13	$65,376,212	$80,511,194
Short-term bank borrowings	14	8,811,820	16,875,223
Other short-term loans	14	4,679,122	707,602
Accrued expenses and other payables	15	22,963,700	22,697,848
Income tax payable		-	31,093
Payables to former subsidiaries, net	16	326,507	346,539
Deferred government grants, current	17	3,834,481	2,149,033
Product warranty provisions	18	127,837	106,053
Warrants liability	25	5,846,000	2,083,000
Operating lease liability, current	9	801,797	215,439
Total current liabilities		112,767,476	125,723,024

Deferred government grants, non-current	17	6,189,196	6,284,983
Product warranty provisions	18	1,900,429	1,913,083
Operating lease liability, non-current	9	876,323	128,129

Total liabilities		121,733,424	134,049,219

Commitments and contingencies	26

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 88,849,222 issued and 88,705,016 outstanding as of December 31, 2021 and 89,135,064 issued and 88,990,858 outstanding as of June 30, 2022		88,849	89,135
Donated shares		14,101,689	14,101,689
Additional paid-in capital		241,946,362	241,991,981
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(122,498,259)	(121,248,616)
Accumulated other comprehensive income (loss)		2,489,017	(4,240,719)
		137,358,169	131,923,981
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equity		133,291,559	127,857,371
Non-controlling interests		7,593,014	8,075,148
Total equity		140,884,573	135,932,519

Total liabilities and shareholder’s equity		$262,617,997	$269,981,738

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and six months ended June 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

		Three months ended June 30,		Six months ended June 30,
	Note	2021	2022	2021	2022
Net revenues	28	$5,889,154	$56,349,660	$15,305,203	$136,545,958
Cost of revenues		(4,791,503)	(50,814,352)	(12,368,123)	(125,694,296)
Gross profit		1,097,651	5,535,308	2,937,080	10,851,662
Operating expenses:
Research and development expenses		(1,045,312)	(2,299,466)	(1,529,061)	(5,612,590)
Sales and marketing expenses		(539,471)	(697,664)	(752,613)	(1,527,338)
General and administrative expenses		(2,340,896)	(2,453,515)	(3,665,377)	(4,690,889)
Recovery of (provision for) doubtful accounts		104,517	59,826	258,578	(211,617)
Total operating expenses		(3,821,162)	(5,390,819)	(5,688,473)	(12,042,434)
Operating (loss) income		(2,723,511)	144,489	(2,751,393)	(1,190,772)
Finance income (expenses), net		52,700	(620,490)	45,102	(615,476)
Other income, net		331,576	(458,946)	1,549,224	(173,742)
Impairment of non-marketable equity securities		(690,542)	-	(690,542)	-
Change in fair value of warrants		5,750,000	2,131,000	34,176,000	3,763,000
Income before income tax		2,720,223	1,196,053	32,328,391	1,783,010
Income tax expenses	19	-	(179,788)	-	(86,242)
Net income		2,720,223	1,016,265	32,328,391	$1,696,768
Less: Net income attributable to non-controlling interest		(19,622)	(211,075)	(18,508)	(447,125)
Net income attributable to CBAK Energy Technology, Inc.		$2,700,601	$805,190	$32,309,883	$1,249,643

Net income		2,720,223	1,016,265	32,328,391	1,696,768
Other comprehensive income (loss)
– Foreign currency translation adjustment		1,141,596	(7,126,920)	1,230,734	(6,694,727)
Comprehensive income (loss)		3,861,819	(6,110,655)	33,559,125	(4,997,959)
Less: Comprehensive (loss) income attributable to non-controlling interest		(18,637)	(205,075)	(12,620)	(482,134)
Comprehensive income (loss) attributable to CBAK Energy Technology, Inc.		$3,843,182	$(6,315,730)	$33,546,505	$(5,480,093)

Income per share	24
– Basic		$0.02	$0.00 *	$0.37	$0.01
– Diluted		$0.02	$0.00 *	$0.37	$0.01

Weighted average number of shares of common stock:	24
– Basic		88,411,583	89,007,924	86,347,656	88,852,594
– Diluted		88,993,839	89,007,924	86,938,886	88,852,594

*	Less than $0.01 per share

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the three months ended June 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional			Accumulated other	Non-	Treasury shares		Total shareholders’
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number		equity
	of shares	Amount	shares	capital	reserves	deficit	income (loss)	interest	of shares	Amount	(deficit)
Balance as of April 1, 2021	88,250,225	$88,250	$14,101,689	$241,048,002	$1,230,511	$(154,375,029)	$(145,568)	$1,718	(144,206)	$(4,066,610)	$97,882,963
Net income	-	-	-	-	-	2,700,601	-	19,622	-	-	2,720,223
Share-based compensation for employee and director stock awards	-	-	-	93,754	-	-	-	-	-	-	93,754
Common stock issued to employees and directors for stock awards	288,498	288	-	(288)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	1,142,581	(985)	-	-	1,141,596
Balance as of June 30, 2021	88,538,723	$88,538	$14,101,689	$241,141,468	$1,230,511	$(151,674,428)	$997,013	$20,355	(144,206)	$(4,066,610)	$101,838,536

Balance as of April 1, 2022	88,849,222	$88,849	$14,101,689	$241,981,141	$1,230,511	$(122,053,806)	$2,880,201	$7,870,073	(144,206)	$(4,066,610)	$142,032,048
Net income	-	-	-	-	-	805,190	-	211,075	-	-	1,016,265
Share-based compensation for employee and director stock awards	-	-	-	11,126	-	-	-	-	-	-	11,126
Common stock issued to employees and directors for stock awards	285,842	286	-	(286)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(7,120,920)	(6,000)	-	-	(7,126,920)
Balance as of June 30, 2022	89,135,064	$89,135	$14,101,689	$241,991,981	$1,230,511	$(121,248,616)	$(4,240,719)	$8,075,148	(144,206)	$(4,066,610)	$135,932,519

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the six months ended June 30, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional			Accumulated other	Non-	Treasury shares		Total shareholders’
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number		equity
	of shares	Amount	shares	capital	reserves	deficit	loss	interest	of shares	Amount	(deficit)
Balance as of January 1, 2021	79,310,249	$79,310	$14,101,689	$225,278,113	$1,230,511	$(183,984,311)	$(239,609)	$7,735	(144,206)	$(4,066,610)	$52,406,828

Net income	-	-	-	-	-	32,309,883	-	18,508	-	-	32,328,391
Share-based compensation for employee and director stock awards	-	-	-	242,572	-	-	-	-	-	-	242,572
Common stock issued to employees and directors for stock awards	288,498	288	-	(288)	-	-	-	-	-	-	-
Issuance of common stock and warrants	8,939,976	8,940	-	15,621,071	-	-	-	-	-	-	15,630,011
Foreign currency translation adjustment	-	-	-	-	-	-	1,236,622	(5,888)	-	-	1,230,734
Balance as of June 30, 2021	88,538,723	$88,538	$14,101,689	$241,141,468	$1,230,511	$(151,674,428)	$997,013	$20,355	(144,206)	$(4,066,610)	$101,838,536
Balance as of January 1, 2022	88,849,222	$88,849	$14,101,689	$241,946,362	$1,230,511	$(122,498,259)	$2,489,017	$7,593,014	(144,206)	$(4,066,610)	$140,884,573

Net income	-	-	-	-	-	1,249,643	-	447,125	-	-	1,696,768
Share-based compensation for employee and director stock awards	-	-	-	45,905	-	-	-	-	-	-	45,905
Common stock issued to employees and directors for stock awards	285,842	286	-	(286)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(6,729,736)	35,009	-	-	(6,694,727)
Balance as of June 30, 2022	89,135,064	$89,135	$14,101,689	$241,991,981	$1,230,511	$(121,248,616)	$(4,240,719)	$8,075,148	(144,206)	$(4,066,610)	$135,932,519

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed consolidated statements of cash flows

For the six months ended June 30, 2021 and 2022

(Unaudited)

(In US$)

	Six months ended June 30,
	2021	2022
Cash flows from operating activities
Net income	$32,328,391	1,696,768
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,401,505	3,661,102
(Recovery of) provision for doubtful accounts	(258,578)	211,617
Amortization of operating lease	114,119	318,272
Write-down of inventories	338,057	899,288
Share-based compensation	242,572	45,905
Changes in fair value of warrants liability	(34,176,000)	(3,763,000)
Impairment of non-marketable equity securities	690,542	-
Loss on disposal of property, plant and equipment	9,613	86,690
Impairment of construction in progress	-	234,851
Changes in operating assets and liabilities:
Trade and bills receivable	7,886,902	21,808,771
Inventories	(4,716,578)	(28,543,131)
Prepayments and other receivable	(898,925)	4,934,333
Investment in sales-type lease	(781,041)	200,047
Trade and bills payable	(4,399,818)	19,133,437
Accrued expenses and other payables and product warranty provisions	170,246	211,022
Operating lease liabilities	(299,573)	(224,172)
Trade receivable from and payables to former subsidiaries	(75,713)	(3,644,906)
Income tax payable	-	47,458
Deferred tax assets	-	24,431
Net cash (used in) provided by operating activities	(2,424,279)	17,338,783

Cash flows from investing activities
Purchases of property, plant and equipment and construction in progress	(13,200,827)	(6,337,689)
Deposit paid for acquisition of a subsidiary	(3,090,187)	-
Investment in non-marketable equity securities	(1,390,584)	-
Net cash used in investing activities	(17,681,598)	(6,337,689)

Cash flows from financing activities
Borrowings from banks	-	10,354,531
Repayment of bank borrowings	(13,859,489)	(1,544,211)
Repayment of borrowings from Mr. Ye Junnan	-	(3,860,527)
Repayment of borrowings to shareholders	-	(4,666)
Repayment of borrowings from related parties	(435,228)	-
Proceeds from issuance of shares	65,495,011	-
Net cash provided by financing activities	51,200,294	4,945,127

Effect of exchange rate changes on cash and cash equivalents and restricted cash	603,991	(802,318)
Net increase in cash and cash equivalents and restricted cash	31,698,408	15,143,903
Cash and cash equivalents and restricted cash at the beginning of period	20,671,498	26,354,624
Cash and cash equivalents and restricted cash at the end of period	$52,369,906	$41,498,527
Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$314,238	$8,577,646
Non-cash payment for purchases of property, plant and equipment and construction in progress by new vehicles	$61,340	$-
Lease liabilities arising from obtaining right-of-use assets	$1,946,819	$109,633

Cash paid during the year for:
Income taxes	$-	$29,645
Interest, net of amounts capitalized	$4,661	$290,768

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2022

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

As of June 30, 2022, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On August 6, 2020, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) was established as a wholly owned subsidiary of CBAK Nanjing with a registered capital of RMB700,000,000 (approximately $104.5 million). Pursuant to Nanjing CBAK’s articles of association and relevant PRC regulations, CBAK Nanjing was required to contribute the capital to Nanjing CBAK on or before August 5, 2040. Up to the date of this report, the Company has contributed RMB352,538,138 (approximately $52.6 million) to Nanjing CBAK.

On November 9, 2020, Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”) was established as a wholly owned subsidiary of CBAK Nanjing with a register capital of RMB50,000,000 (approximately $7.5 million). Up to the date of this report, the Company has contributed RMB37,000,000 (approximately $5.5 million) to Nanjing Daxin.

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

On August 4, 2021, Daxin New Energy Automobile Technology ( Jiangsu) Co., Ltd (“Jiangsu Daxin”) was established as a wholly owned subsidiary of Nanjing CBAK with a register capital of RMB30,000,000 (approximately $4.5 million). Pursuant to Jiangsu Daxin’s articles of association and relevant PRC regulations, Nanjing Daxin was required to contribute the capital to Jiangsu Daxin on or before July 30, 2061. Up to the date of this report the Company has contributed RMB11,584,000 (approximately to $1.7 million) to Jiangsu Daxin.

On July 20, 2021, CBAK Power entered into a framework agreement relating to CBAK Power’s investment in Zhejiang Hitrans Lithium Battery Technology Co., Ltd (“Hitrans”, formerly known as Zhejiang Meidu Hitrans Lithium Battery Technology Co., Ltd), pursuant to which CBAK Power agreed to acquire 81.56% of registered equity interests (representing 75.57% of paid-up capital)of Hitrans (the “Acquisition”). The Acquisition was completed on November 26, 2021 (Note 11). After the completion of the Acquisition, Hitrans became a wholly owned subsidiary of the Company.

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

The interim condensed consolidated financial information as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC on April 15, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2022, its interim condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2022 and 2021, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company continued its business and continued to generate revenues from sale of batteries via subcontracting the production to BAK Tianjin and BAK Shenzhen, former subsidiaries before the completion of construction and operation of its facility in Dalian. BAK Shenzhen is now customer of Hitrans.

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

As of June 30, 2022, the Company had $16.9 million bank loans and approximately $106.8 million of other current liabilities (excluding warrants derivative liability).

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of June 30, 2022. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2. Pledged deposits

Pledged deposits as of December 31, 2021 and June 30, 2022 consisted of the following:

	December 31, 2021	June 30, 2022
Pledged deposits with banks for:
Bills payable (Note 13)	$18,996,749	$37,117,237
Others	-	548
	$18,996,749	$37,117,785

3. Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2021 and June 30, 2022:

	December 31,	June 30,
	2021	2022
Trade accounts receivable	$48,707,457	$26,818,929
Less: Allowance for doubtful accounts	(4,618,269)	(4,585,479)
	44,089,188	22,233,450
Bills receivable	5,817,941	3,823,386
	$49,907,129	$26,056,836

Included in trade accounts and bills receivables are retention receivables of $1,944,034 and $1,842,209 as of December 31, 2021 and June 30, 2022. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for doubtful accounts is as follows:

	June 30,	June 30,
	2021	2022
Balance at beginning of period	$5,266,828	$4,618,269
Provision for the year	-	304,606
Reversal - recoveries by cash	(258,578)	(92,989)
Charged to consolidated statements of operations and comprehensive (loss) income	$(258,578)	$211,617
Foreign exchange adjustment	56,545	(244,407)
Balance at end of period	$5,064,795	$4,585,479

4. Inventories

Inventories as of December 31, 2021 and June 30, 2022 consisted of the following:

	December 31,	June 30,
	2021	2022
Raw materials	$11,323,638	$16,750,725
Work in progress	8,093,002	13,850,181
Finished goods	10,716,700	24,705,003
	$30,133,340	$55,305,909

During the three months ended June 30, 2021 and 2022, write-downs of obsolete inventories to lower of cost or net realizable value of $104,752 and $493,136, respectively, were charged to cost of revenues.

During the six months ended June 30, 2021 and 2022, write-downs of obsolete inventories to lower of cost or net realizable value of $338,057 and $899,288, respectively, were charged to cost of revenues.

5. Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2021 and June 30, 2022 consisted of the following:

	December 31,	June 30,
	2021	2022
Value added tax recoverable	$7,144,712	$6,023,851
Prepayments to suppliers	4,663,431	585,112
Deposits	75,179	76,558
Staff advances	122,531	102,445
Prepaid operating expenses	683,648	662,666
Others	64,489	99,627
	12,753,990	7,550,259
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$12,746,990	$7,543,259

6. Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2021 and June 30, 2022 consisted of the following:

	December 31, 2021	June 30, 2022
Buildings	$48,418,782	$45,962,927
Leasehold Improvements	5,543,792	5,319,455
Machinery and equipment	58,899,248	59,241,653
Office equipment	1,200,758	1,114,720
Motor vehicles	486,570	461,564
	114,549,150	112,100,319
Impairment	(9,194,132)	(8,718,827)
Accumulated depreciation	(15,312,245)	(18,676,439)
Carrying amount	$90,042,773	$84,705,053

During the three months ended June 30, 2021 and 2022, the Company incurred depreciation expense of $691,110 and $2,049,467, respectively.

During the six months ended June 30, 2021 and 2022, the Company incurred depreciation expense of $1,389,728 and $4,320,734, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three and six months ended June 30, 2021 and 2022.

7. Construction in Progress

Construction in progress as of December 31, 2021 and June 30, 2022 consisted of the following:

	December 31,	June 30,
	2021	2022
Construction in progress	$21,619,522	$25,516,835
Prepayment for acquisition of property, plant and equipment	5,723,570	3,343,518
Carrying amount	$27,343,092	$28,860,353

Construction in progress as of December 31, 2021 and June 30, 2022 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power and Nanjing CBAK.

For the three months ended June 30, 2021 and 2022, the Company capitalized interest of $92,912 and nil, respectively, to the cost of construction in progress.

For the six months ended June 30, 2021 and 2022, the Company capitalized interest of $306,495 and nil, respectively, to the cost of construction in progress.

8. Non-marketable equity securities

	December 31, 2021	June 30, 2022
Cost	$1,416,185	$1,343,404
Impairment	(703,255)	(667,112)
Carrying amount	$712,930	$676,292

On April 21, 2021, CBAK Power, along with Shenzhen BAK Power Battery Co., Ltd (BAK Shenzhen), Shenzhen Asian Plastics Technology Co., Ltd (SZ Asian Plastics) and Xiaoxia Liu (collectively the “Investors”), entered into an investment agreement with Junxiu Li, Hunan Xintao New Energy Technology Partnership, Xingyu Zhu, and Jiangsu Saideli Pharmaceutical Machinery Manufacturing Co., Ltd for an investment in Hunan DJY Technology Co., Ltd ("DJY"), a privately held company. CBAK Power has paid $1.34 million (RMB9,000,000) to acquire 9.74% of the equity interests of DJY. CBAK Power along with other three new investors have appointed one director on behalf of the Investors to the Board of Directors of DJY. DJY is unrelated third party of the Company engaging in in research and development, production and sales of products and services to lithium battery positive cathode materials producers, including the raw materials, fine ceramics, equipment and industrial engineering.

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. The Company recognized nil impairment loss for the three and six months period ended June 30, 2022.

9. Lease

(a)	Prepaid land use rights

Prepaid
land
lease payments
Balance as of January 1, 2021	$7,500,780
Addition for the year	6,188,764
Amortization charge for the year	(189,044)
Foreign exchange adjustment	296,730
Balance as of December 31, 2021	13,797,230
Amortization charge for the period	(175,907)
Foreign exchange adjustment	(703,204)
Balance as of June 30, 2022	$12,918,119

In August 2014 and November 2021, the Group acquired land use rights to build a factory of the Company in Dalian, PRC and Zhejiang, PRC.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

Amortization expenses of the prepaid land use rights were $43,477 and $86,189 for the three months ended June 30, 2021 and 2022 and $86,802 and $175,907 for the six months ended June 30, 2021 and 2022, respectively.

No impairment loss was made to the carrying amounts of the prepaid land use right for the three and six months ended June 30, 2021 and 2022.

(b)	Company as Lessor

The Company derives a portion of its revenue from leasing arrangements of these vehicles to end users. Such arrangements provide for monthly payments covering the vehicles sales and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, vehicle sale net of cost is recorded as other income and recognized upon delivery of the vehicle and its acceptance by the end user. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Interests are recognized monthly over the lease term. The components of the net investment in sales-type leases as of December 31, 2021 and June 30, 2022 are as follows:

	December 31,	June 30,
	2021	2022
Total future minimum lease payments receivable	$1,737,817	$1,427,591
Less: unearned income, representing interest	(108,773)	(75,638)
Present value of minimum lease payments receivables	1,629,044	1,351,953
Less: Current portion	(790,516)	(859,348)
Non-current portion	$838,528	$492,605

Loss on vehicle sale net of cost recognized in other income from vehicle leasing was $(160) and nil for the three months ended June 30, 2021 and 2022, respectively.

Loss on vehicle sale net of cost recognized in other income from vehicle leasing was $(91,993) and nil for the six months ended June 30, 2021 and 2022, respectively.

Interest income from vehicle leasing was $44,391 and $(573) for the three months ended June 30, 2021 and 2022, respectively.

Interest income from vehicle leasing was $71,028 and $28,496 for the six months ended June 30, 2021 and 2022, respectively.

The future minimum lease payments receivable for sales type leases are as follows:

Fiscal years ending	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases
Remainder of 2022	$597,665	$42,669	$554,996
2023	648,416	30,529	617,887
2024	181,510	2,440	179,070
2025	-	-	-
2026	-	-	-
Thereafter	-	-	-
	$1,427,591	$75,638	$1,351,953

(c)	Operating lease

On April, 2018, Hitrans entered into a lease agreement for staff quarters spaces in Zhejiang with a five year term, commencing on May 1, 2018 and expiring on April 30, 2023 The monthly rental payment is approximately RMB18,000 ($2,687) per month. In 2018, lump sum payments were made to landlord for the rental of staff quarter spaces and no ongoing payments will be made under the terms of these leases.

On January 14, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Tianjing with a three year term, commencing on March 1, 2021 and expiring on February 29, 2024. The monthly rental payment is approximately RMB73,143 ($10,918) per month. On February 28, 2022, Nanjing Daxin early terminated the lease after one-year non-cancellable period.

On April 6, 2021, Nanjing CBAK entered into a lease agreement for warehouse space in Nanjing with a three year term, commencing on April 15, 2021 and expiring on April 14, 2024. The monthly rental payment is approximately RMB97,743 ($14,590) per month.

On June 1, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Wuxi with a three year term, commencing on June 1, 2021 and expiring on May 31, 2024. The monthly rental payment is approximately RMB238,095 ($35,540) per month for the first year and approximately RMB277,778 ($41,463) per month from the second year. In May, 2022, Nanjing Daxin early terminated the lease after one-year non-cancellable period.

On June 1, 2021, Hitrans entered into a lease agreement with liquid gas supplier for a five year term for supplying liquid nitrogen and oxygen, commencing on July 1, 2021. The monthly rental payment is approximately RMB5,310 ($793) per month.

On December 9, 2021, Hitrans entered into a lease agreement for extra staff quarters spaces in Zhejiang with a three year term, commencing on December 10, 2021 and expiring on December 9, 2024. The monthly rental payment is approximately RMB9,905 ($1,478) per month for the first year, RMB10,103 ($1,508) and RMB10,305 ($1,538) per month from the second year and third year, respectively.

On March 1, 2022, Hitrans entered into a lease agreement for extra staff quarters spaces in Zhejiang with a five year term, commencing on March 1, 2022 and expiring on February 28, 2027. The monthly rental payment is approximately RMB15,840 ($2,364) per month for the first year, with 2% increase per year.

Operating lease expenses for the three and six months ended June 30, 2021 and 2022 for the capitation agreement was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Operating lease cost – straight line	$120,105	$145,966	$131,387	$358,657
Total lease expense	$120,105	$145,966	$131,387	$358,657

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2022 were as follows:

Operating leases

Remainder of 2022	$22,852
2023	231,987
2024	39,030
2025	39,621
2026	35,467
Thereafter	-
Total undiscounted cash flows	368,957
Less: imputed interest	(25,389)
Present value of lease liabilities	$343,568

Lease term and discount rate:

	December 31, 2021	June 30, 2022
Weighted-average remaining lease term
Land use rights	38.9	38.4
Operating leases	2.32	2.91

Weighted-average discount rate
Land use rights	Nil	Nil
Operating leases	5.88%	5.43%

Supplemental cash flow information related to leases where the Company was the lessee for the three and six months ended June 30, 2021 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Operating cash outflows from operating assets	$181,462	$182,944	$316,841	$215,395

10. Intangible Assets, net

Intangible assets as of December 31, 2021 and June 30, 2022 consisted of the followings:

	December 31, 2021	June 30, 2022
Computer software at cost	$108,560	$102,982
Sewage discharge permit*	1,915,740	1,817,285
	2,024,300	1,920,267
Accumulated amortization	(62,561)	(326,210)
	$1,961,739	$1,594,057

Amortization expenses were $688 and $144,508 for the three months ended June 30, 2021 and 2022, respectively.

Amortization expenses were $1,374 and $276,079 for the six months ended June 30, 2021 and 2022, respectively.

*	The Company has not yet obtained the ownership of sewage discharge permit in its Zhejiang manufacturing facilities with a carrying amount of $1,898,675 as of December 31, 2021. The sewage discharge permit was registered under the name of New Era (note 11). The Company has obtained a five years sewage discharge permit on January 27, 2022.

Total future amortization expenses for finite-lived intangible assets as of June 30, 2022 were estimated as follows:

Remainder of 2022	$248,478
2023	496,802
2024	496,291
2025	329,467
2026	5,782
Thereafter	17,237
Total	$1,594,057

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

As a part of the transaction, CBAK Power entered into a loan agreement with Hitrans to lend Hitrans approximately RMB131 million ($20.6 million) (the “Hitrans Loan”) by remitting approximately RMB131 million ($20.6 million) into the account of Shaoxing Intermediate People’s Court (the “Court”) to remove the freeze on Meidu Graphene’s 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans. Moreover, Juzhong Daxin will return RMB10 million ($1.6 million) of the security deposit to CBAK Power before CBAK Power wires approximately RMB131 million ($20.6 million) to the Court. Juzhong Daxin retained RMB5 million ($0.78 million) as commission for facilitating the acquisition and RMB5 million ($0.78 million) recognized as compensation expense to another potential buyer. On July 27, 2021, Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power. The remaining had not yet been repaid by Juzhong Daxin in full up to the date of this report (Note 16). The Company is still negotiating with Juzhong Daxin, as Juzhong Daxin believes that according to the Security Acquisition Framework Agreement entered into between CBAK Power and Juzhong Daxin, CBAK Power should pay RMB3 million ($0.5 million) as risk premium for facilitating the acquisition. CBAK Power believes it is not reasonable to pay any of the risk premium in accordance with the terms of the agreement and Juzhong Daxin should return RMB3 million ($0.5 million) to CBAK Power. CBAK Power has taken legal action for the outstanding balance. Juzhong Daxin had repaid RMB1.5 million ($0.3 million) upto the report date.

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

12. Goodwill

Balance as of January 1, 2021	$-
Acquisition of Hitrans	1,606,518
Foreign exchange adjustment	38,714
Balance as of January 1, 2022	1,645,232
Foreign exchange adjustment	(82,883)
Balance as of June 30, 2022	$1,562,349

The Company performed goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. No impairment loss of Goodwill of the reporting unit of Hitrans was recognized for the three and six months ended June 30, 2022.

13. Trade and Bills Payable

Trade and bills payable as of December 31, 2021 and June 30, 2022 consisted of the followings:

	December 31,	June 30,
	2021	2022
Trade accounts payable	$40,352,638	$40,477,948
Bills payable
– Bank acceptance bills	25,023,574	40,033,246

	$65,376,212	$80,511,194

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 2);

(ii)	$4.4 million and $2.3 million of the Company’s bills receivable as of December 31, 2021 and June 30, 2022, respectively (Note 3).

(iii)	the Company’s prepaid land use rights (note 9)

14. Loans

Bank loans:

Bank borrowings as of December 31, 2021 and June 30, 2022 consisted of the followings:

	December 31,	June 30,
	2021	2022
Short-term bank borrowings	$8,811,820	$16,875,223

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

On June 28, 2020, the Company entered into a supplemental agreement with China Everbright Bank Dalian Branch to change the repayment schedule. According to the modification agreement, the remaining RMB141.8 million (approximately $21.72 million) loans are repayable in eight instalments consisting of RMB1.09 million ($0.17 million) on June 10, 2020, RMB1 million ($0.15 million) on December 10, 2020, RMB2 million ($0.31 million) on January 10, 2021, RMB2 million ($0.31 million) on February 10, 2021, RMB2 million ($0.31 million) on March 10, 2021, RMB2 million ($0.31 million) on April 10, 2021, RMB2 million ($0.31 million) on May 10, 2021, and RMB129.7 million ($19.9 million) on June 10, 2021, respectively. As of December 31, 2021, the Company repaid all the bank loans.

On November 16, 2021, the Company obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $18.0 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB56.0 million (approximately $8.8 million) and RMB73.1 million (approximately $10.9 million) as of December 31, 2021 and June 30, 2022, respectively, for a term until November 16, 2022 to May 16, 2023, bearing interest at 4.2% - 4.35% per annum.

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

On March 21, 2022, the Company renewed the above acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB71.6 million ($10.7 million) with other terms remain the same. Under the facilities, as of June 30, 2022, the Company borrowed a total of RMB9.2 million (approximately $1.4 million) in the form of bills payable for a various term expiring in November 2022, which was secured by the Company’s cash totaled RMB9.2 million (approximately $1.4 million) (Note 2).

On January 17, 2022, the Company obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.5 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.5 million) on the same date for a term until January 16, 2023.

On February 9, 2022, the Company obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.5 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.5 million) on the same date for a term until January 28, 2023.

On March 8, 2022, the Company obtained a one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.5 million) bearing interest at 5.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.5 million) on the same date. On May 17, 2022, the Company early repaid the loan principal and related loan interests.

On April 28, 2022, the Company obtained a three-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB12 million (approximately $1.8 million) with the term from April 21, 2022 to April 21, 2025. The facilities were guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, the Company borrowed RMB10 million (approximately $1.5 million) on April 29, 2022, bearing interest at 3.95% per annum for a term until April 29, 2023.

On June 22, 2022, the Company obtained another one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.5 million) bearing interest at 4.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.5 million) on the same date for a term until June 21, 2022.

The Company borrowed a series of acceptance bills from Agricultural Bank of China totaled RMB71.0 million (approximately $10.6 million) for various terms through July to December 2022, which was secured by the Company’s cash totaled RMB71.0 million (approximately $10.6 million) (Note 2).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaled RMB30.0 million (approximately $4.5 million) for various terms through October 2022, which was secured by the Company’s cash totaled RMB15.9 million (approximately $2.4 million) (Note 2) and the Company’s bills receivable totaled RMB15.5 million (approximately $2.3 million) (Note 3).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaled RMB84.3 million (approximately $12.6 million) for various terms through July to November 2022, which was secured by the Company’s cash totaled RMB84.3 million (approximately $12.6 million) (Note 2).

The Company borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaled RMB39.5 million (approximately $5.9 million) for various terms through July to August 2022, which was secured by the Company’s cash totaled RMB33.5 million (approximately $5.0 million) (Note 2) and the Company’s land use rights (Note 9) and buildings.

The Company borrowed a series of acceptance bills from China Merchants Bank Dalian Branch totaled RMB34.3 million (approximately $5.1 million) for various terms through November to December 2022, which was secured by the Company’s cash totaled RMB34.3 million (approximately $5.1 million) (Note 2).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	June 30,
	2021	2022
Pledged deposits (note 2)	$18,996,749	$37,117,237
Bills receivables (note 3)	4,446,553	2,313,697
Right-of-use assets (note 9)	6,268,473	5,860,141
Buildings	8,565,837	8,076,882
	$38,277,612	$53,367,957

As of June 30, 2022, the Company had unutilized committed banking facilities totaled $6.5 million.

During the three months ended June 30, 2021 and 2022, interest of $92,912 and $163,138 were incurred on the Company’s bank borrowings, respectively.

During the six months ended June 30, 2021 and 2022, interest of $306,495 and $286,111 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2021 and June 30, 2022 consisted of the following:

		December 31,	June 30,
	Note	2021	2022
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li	(b)	153,300	140,912
– Shareholders	(c)	94,971	90,090
– Mr. Junnan Ye (Note 11)		3,933,848	-
		4,282,119	331,002
Advances from unrelated third party
– Mr. Wenwu Yu	(d)	17,282	16,394
– Ms. Longqian Peng	(d)	301,044	285,573
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(e)	78,677	74,633
		397,003	376,600
		$4,679,122	$707,602

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	The earnest money paid by certain shareholders in relation to share purchase were unsecured, non-interest bearing and repayable on demand.

(d)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(e)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of June 30, 2022, loan amount of RMB0.5 million ($0.1 million) remained outstanding.

During the three months ended June 30, 2021 and 2022, interest of $2,347 and $2,296 were incurred on the Company’s borrowings from unrelated parties, respectively.

During the six months ended June 30, 2021 and 2022, interest of $4,661 and $4,658 were incurred on the Company’s borrowings from unrelated parties, respectively.

15. Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2021 and June 30, 2022 consisted of the following:

	December 31,	June 30,
	2021	2022
Construction costs payable	$2,036,008	$1,303,816
Equipment purchase payable	8,697,637	9,637,853
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	2,924,105	2,521,637
Customer deposits	1,420,414	3,046,703
Deferred revenue	784,000	784,000
Accrued expenses	4,161,548	2,546,898
Dividend payable to non-controlling interest (note 16)	1,444,737	1,369,216
Other payables	285,132	277,606
	$22,963,700	$22,697,848

*	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2019 and 2020, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2021and June 30, 2022, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

16. Balances and Transactions With Related Parties

The principal related parties with which the Company had transactions during the years presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Shenzhen Baijun Technology Co., Ltd	Shareholder of company’s subsidiary
Zhengzhou BAK Battery Co., Ltd	Note a
Zhengzhou BAK New Energy Technology Co., Ltd	Note b
Zhengzhou BAK Electronics Co., Ltd	Note c
Shenzhen BAK Battery Co., Ltd	Former subsidiary and refer to Note d
Shenzhen BAK Power Battery Co., Ltd	Former subsidiary and refer to Note d
Hangzhou Juzhong Daxin Asset Management Co., Ltd	Note e

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd.

(b)	Mr. Xiangqian Li is a director of Zhengzhou BAK New Energy Vehicle Co., Ltd, which has 29% equity interests in Zhengzhou BAK New Energy Technology Co., Ltd.

(c)	Shenzhen BAK Power Battery Co., Ltd has 95% equity interests in Zhengzhou BAK Electronics Co., Ltd.

(d)	Mr. Xiangqian Li is a director of Shenzhen BAK Battery Co., Ltd and Shenzhen BAK Power Battery Co., Ltd

(e)	Hangzhou Juzhong Daxin Asset Management Co., Ltd. is the trustee of 85% of registered equity interests of Hitrans (note 11)

Related party transactions:

The Company entered into the following significant related party transactions:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Purchase of finished goods from Zhengzhou BAK Battery Co., Ltd	$-	$9,955,251	$1,259,309	$15,119,684
Sales of finished goods and raw materials to Zhengzhou BAK Battery Co., Ltd	$33,292	$20,786,249	$141,582	$46,609,781
Sales of finished goods and raw materials to Zhengzhou BAK Electronics Co., Ltd	$-	$-	$412,353	$-
Sales of finished goods and raw materials to Shenzhen BAK Power Battery Co., Ltd	$18,402	$4,616,479	$18,402	$4,728,947

Related party balances:

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2021 and June 30, 2022:

Receivables from former subsidiary

	December 31, 2021	June 30, 2022

Receivables from Shenzhen BAK Power Battery Co., Ltd	$2,263,955	$5,670,336

Balance as of December 31, 2021 and June 30, 2022 consisted of receivable for sales of cathode and precursor to Shenzhen BAK Power Battery Co., Ltd. Up to the date of this report, Shenzhen BAK Power Battery Co., Ltd repaid $0.5 million to the Company.

Amount due from non-controlling interest

	December 31, 2021	June 30, 2022
Shenzhen Baijun Technology Co., Ltd
Current	$125,883	$119,414
Non-current	62,941	59,707
	$188,824	$179,121

In August 2018, Guangdong Hitrans and Shenzhen Baijun entered into a services contract for the provision of consultancy service to assist Guangdong Hitrans to obtain the license for recycling solid wastes with a contract sum of RMB3,000,000 ($447,801). During August and September 2018, RMB1,500,000 ($223,901) was paid to Shenzhen Baijun as deposit. In 2020, Guangdong Hitrans and Shenzhen Baijun entered into supplemental agreement to cancel the services contract and Shenzhen Baijun agreed to refund the deposit paid by four installments from 2021 throughout 2023. The amount due from Shenzhen Baijun is interest fee and RMB300,000 ($44,780) repayable by December 2020, RMB400,000 ($59,707) repayable by December 30, 2021, RMB400,000 ($59,707) repayable by December 30, 2022 and RMB400,000 ($59,707) repayable by December 30, 2023.

Amount due from related parties

	December 31, 2021	June 30, 2022
Hangzhou Juzhong Daxin Asset Management Co., Ltd (Note 11)	$472,061	$223,091

The above balances are due on demand, interest-free and unsecured.

Other balances due from/ (to) related parties

	December 31, 2021	June 30, 2022

Trade receivable, net – Zhengzhou BAK Battery Co., Ltd. (i)	$14,583,061	$13,376,601

Trade receivable, net – Zhengzhou BAK New Energy Technology Co., Ltd.	$459,714	$-

Trade payable, net – Zhengzhou BAK Battery Co., Ltd	$(572,768)	$(5,289,189)

Dividend payable to non-controlling interest of Hitrans (note 15)	$(1,444,737)	$(1,369,216)

(i)	Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $5.6 million to the Company.

Payables to former subsidiaries

Payables to former subsidiaries as of December 31, 2021 and June 30, 2022 consisted of the following:

	December 31, 2021	June 30, 2022
Payables to Shenzhen BAK Power Battery Co., Ltd	$(326,507)	$(346,539)

Balance as of December 31, 2021 and June 30, 2022 consisted of payables for purchase of inventories from BAK International (Tianjin) Limited and Shenzhen BAK Power Battery Co., Ltd. From time to time, to meet the needs of its customers, the Company purchased products from these former subsidiaries that it did not produce to meet the needs of its customers.

17. Deferred Government Grants

Deferred government grants as of December 31, 2021 and June 30, 2022 consist of the following:

	December 31,	June 30,
	2021	2022
Total government grants	$10,023,677	$8,434,016
Less: Current portion	(3,834,481)	(2,149,033)
Non-current portion	$6,189,196	$6,284,983

On October 17, 2014, the Company received a subsidy of RMB46,150,000 (approximately $6.9 million) pursuant to an agreement with the Management Committee dated July 2, 2013 for costs of land use rights and to be used to construct the new manufacturing site in Dalian. Part of the facilities had been completed and was operated in July 2015 and the Company has initiated amortization on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon.

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

For the year ended December 31, 2021, the Company recognized RMB10 million ($1.6 million) as other income after moving of the Company facilities to Nanjing. Remaining subsidy of RMB37.1 million (approximately $5.9 million) was granted to facilities the construction works and equipment in Nanjing. The construction works have been completed in November 2021 and the production line was fully operated in January 2022.  The Company has initiated amortization on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon.

The Company offset government grants of $38,266 and $544,646 for the three months ended June 30, 2021 and 2022, respectively, against depreciation expenses of the Dalian and Nanjing facilities.

The Company offset government grants of $76,399 and $1,111,618 for the six months ended June 30, 2021 and 2022, respectively, against depreciation expenses of the Dalian and Nanjing facilities.

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2021	June 30, 2022
Balance at beginning of year	$1,991,605	$2,028,266
Warranty costs incurred	(34,439)	(21,315)
Provision for the year	16,995	119,707
Foreign exchange adjustment	54,105	(107,522)
Balance at end of year	2,028,266	2,019,136
Less: Current portion	(127,837)	(106,053)
Non-current portion	$1,900,429	$1,913,083

*

19. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes credit consisted of:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
PRC income tax:
Current income tax	$-	$61,811	$-	$61,811
Deferred income tax	-	117,977	-	24,431
	$-	$179,788	$-	$86,242

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

No provision for income taxes in the United States has been made as CBAK had no taxable income for the three and six months ended June 30, 2021 and 2022.

Hong Kong Tax

BAK Asia and BAK Investment are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong For the three and six months ended June 30, 2021 and 2022 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Income before income taxes	$2,720,223	$1,196,053	$32,328,391	$1,783,010
United States federal corporate income tax rate	21%	21%	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	571,247	251,171	6,788,962	374,432
Reconciling items:
Rate differential for PRC earnings	(96,677)	398	(27,673)	(25,186)
Tax effect of entity at preferential tax rate	-	(31,235)	-	(41,207)
Non-deductible expenses (non-taxable income)	(1,342,568)	(551,215)	(7,229,358)	(816,137)
Share based payments	19,688	2,336	50,940	9,640
Under provision of tax loess		64,325		64,325
Utilization of tax losses		(369,397)		(369,397)
Valuation allowance on deferred tax assets	848,310	813,405	417,129	889,772
Income tax expenses	$-	$179,788	$-	$86,242

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2021 and June 30, 2022 are presented below:

	December 31, 2021	June 30, 2022
Deferred tax assets
Trade receivable	$2,044,877	$2,004,071
Inventories	624,372	537,603
Property, plant and equipment	1,671,628	1,454,108
Non-marketable equity securities	175,813	166,778
Intangible assets	82,174	89,235
Accrued expenses, payroll and others	286,258	217,863
Provision for product warranty	507,067	504,784
Net operating loss carried forward	32,624,714	33,622,335
Valuation allowance	(36,278,909)	(36,998,020)
Deferred tax assets, non-current	$1,737,994	$1,598,757

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$334,181	$290,706

As of December 31, 2021 and June 30, 2022, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741 and $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of December 31, 2021 and June 30, 2022, the Company’s PRC subsidiaries had net operating loss carry forwards of $43,929,161 and $48,577,274, respectively, which will expire in various years through 2022 to 2030. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance of $36,278,909 and $36,998,020 as of December 31, 2021 and June 30, 2022, respectively, were provided against subsidiaries which were not estimated to generate operating profits to utilize the potential tax benefits.

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 representing the PRC statutory reserve of the subsidiary as of December 31, 2021 and June 30, 2022, are also considered under restriction for distribution.

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

22. Employee Benefit Plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $332,089 (RMB2,146,420) and $607,813 (RMB4,008,694) for the three months ended June 30, 2021 and 2022, respectively. The total employee benefits expensed as incurred were $588,078 (RMB3,806,101) and $1,177,350 (RMB7,624,281) for the six months ended June 30, 2021 and 2022, respectively.

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

As of June 30, 2022, there was no unrecognized stock-based compensation associated with the above restricted shares and 1,667 vested shares were to be issued.

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

As of June 30, 2022, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $39,305 and $94,537 for three and six months ended June 30, 2021, respectively, in respect of the restricted shares granted on August 23, 2019.

The Company recorded non-cash share-based compensation expense of $23,778 for three and six months ended June 30, 2022, respectively, in respect of the restricted shares granted on August 23, 2019.

As of June 30, 2022, non-vested restricted share units granted on August 23, 2019 are as follows:

Non-vested share units as of January 1, 2022	277,173
Vested	(269,175)
Forfeited	(7,998)
Non-vested share units as of June 30, 2022	-

As of June 30, 2022, there was no unrecognized stock-based compensation associated with the above restricted share units and no vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $39,505 and $11,126 for the three months ended June 30, 2021 and 2022, in respect of the restricted share units granted on October 23, 2020 of which allocated to research and development expenses.

The Company recorded non-cash share-based compensation expense of $94,537 and $22,127 for the six months ended June 30, 2021 and 2022, in respect of the restricted share units granted on October 23, 2020 of which allocated to research and development expenses.

As of June 30, 2022, non-vested restricted share units granted on October 23, 2020 are as follows:

Non-vested share units as of January 1, 2022	49,999
Granted	-
Vested	(16,667)
Non-vested share units as of June 30, 2022	33,332

As of June 30, 2022, there was unrecognized stock-based compensation $24,816 associated with the above restricted share units and no vested shares were to be issued.

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

The fair value of the stock options granted to directors of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk free interest rate of 1.26%, and dividend yield of 0%. The fair value of 350,000 stock options to directors of the Company was $479,599 at the grant date. For the three and six months ended June 30, 2022, the Company recorded nil as stock compensation expenses.

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. During the three and six months ended June 30, 2022, the Company recorded nil as stock compensation expenses.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	2,750,002	$1.96	$-	5.7
Exercisable at January 1, 2022	-	-	$-	-

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2022	2,750,002	$1.96	$-	5.2
Exercisable at June 30 2022	549,958	$1.96	$-	5.2

*	The intrinsic value of the stock options at June 30, 2022 is the amount by which the market value of the Company’s common stock of $1.07 as of June 30, 2022 exceed the average exercise price of the option. As of June 30, 2022, the intrinsic value of the outstanding and exercisable stock options was $nil.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and six months ended June 30, 2021 and 2022.

24. Income (Loss) Per Share

The following is the calculation of income (loss) per share:

	Three months ended June 30,			Six months ended June 30,
	2021	2022		2021	2022
Net income	$2,720,223	$1,016,265		$32,328,391	$1,696,768
Less: Net income attributable to non-controlling interests	(19,622)	(211,075)		(18,508)	(447,125)
Net income attributable to shareholders of CBAK Energy Technology, Inc.	$2,700,601	$805,190		$32,309,883	$1,249,643

Weighted average shares outstanding – basic (note)	88,411,583	89,007,924		86,347,656	88,852,594
Dilutive unvested restricted stock	582,256	-		591,230	-
Weighted average shares outstanding - diluted	88,993,839	89,007,924		86,938,886	88,852,594

Income per share
- Basic	$0.02	$0.00	*	$0.37	$0.01
- Diluted	$0.02	$0.00	*	$0.37	$0.01

* Less than $0.01 per share

Note:	Including 5,834 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued as of June 30, 2021 and 2022.

For the three and six months ended June 30, 2021, 1,154,002 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

For the three and six months ended June 30, 2022, 2,750,002 unvested options and all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

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

There was a total of 9,092,499 warrants issued and outstanding as of June 30, 2022.

The fair value of the outstanding warrants was calculated using Binomial Model based on backward induction with the following assumptions:

Warrants issued in the 2020 Financing

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	December 31, 2021	December 31, 2021
Market price per share (USD/share)	$1.56	$1.56
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.7%	0.8%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	1.9 years	2.4 years
Expected volatility	140.3%	132.3%

Appraisal Date	June 30, 2022	June 30, 2022
Market price per share (USD/share)	$1.07	$1.07
Exercise price (USD/price)	6.46	6.46
Risk free rate	2.90%	2.90%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	1.4 years	1.9 years
Expected volatility	92.0%	137.9%

Warrants issued in the 2021 Financing

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	Series A1 December 31, 2021	December 31, 2021
Market price per share (USD/share)	1.56	1.56
Exercise price (USD/price)	7.67	9.204
Risk free rate	0.9%	0.9%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	2.6 years	2.6 years
Expected volatility	129.2%	129.2%

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	Series A1 June 30, 2022	June 30, 2022
Market price per share (USD/share)	1.07	1.07
Exercise price (USD/price)	7.67	9.204
Risk free rate	3.0%	3.0%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	2.1 years	2.1 years
Expected volatility	137.4%	137.4%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2021	June 30, 2022
Balance at the beginning of the year	$17,783,000	$5,846,000
Warrants issued to institution investors	47,519,000	-
Warrants issued to placement agent	2,346,000	-
Warrants redeemed	-	-
Fair value change of the issued warrants included in earnings	(61,802,000)	(3,763,000)
Balance at end of year/ period	5,846,000	2,083,000

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	9,092,499	$7.19	2.33
Exercisable at January 1, 2022	9,092,499	$7.19	2.33
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at June 30, 2022	9,092,499	7.19	1.83
Exercisable at June 30, 2022	9,092,499	7.19	1.83

26. Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2021 and June 30, 2022, the Company had the following contracted capital commitments:

	December 31, 2021	June 30, 2022
For construction of buildings	$1,199,606	$2,560,355
For purchases of equipment	12,867,786	11,715,332
Capital injection	159,905,519	148,026,910
	$173,972,911	$162,302,597

(ii)	Litigation

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

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. The Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe conducted a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,344,605 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $261,316 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $245,530 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $30,826 (RMB209,312) that CBAK Power has paid. As of December 31, 2021 and June 30, 2022, CBAK Power have not received the final judgement amount totaled $276,356 (RMB 1,876,458) from Shenzhen Huijie. Shenzhen Huijie filed an appellate petition to High Peoples’ Court of Liaoning (“Court of Liaoning”) to appeal the adjudication dated on June 28, 2020. In April 2021, the Court of Liaoning rescinded the original judgement and remanded the case to the Court of Dalian for retrial. On December 21, 2021, the Court of Dalian remanded the case to the Court of Zhuanghe for retrial. Upon receiving the notice from the Court of Liaoning, CBAK Power has accrued the construction cost of $0.9 million (RMB6,135,860) as of June 30, 2022.

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1,613,984 (RMB10,257,030), including equipment cost of $1,427,515 (RMB9,072,000) and interest amount of $186,469 (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB15,120,000 ($2.4 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of June 30, 2022, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.4 million (RMB15,120,000) under capital commitments.

27. Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended June 30, 2021 and 2022 as follows:

	Three months ended June 30,
Sales of finished goods and raw materials	2021		2022
Customer B	880,947	14.96%	*	* %
Customer C	*	*	6,016,001	10.68%
Customer E	1,917,054	32.55%	*	* %
Customer F	1,505,794	25.57%	*	*
Customer H	*	*	10,316,546	18.31%
Zhengzhou BAK Battery Co., Ltd (note 16)	*	*	20,786,249	36.89%

The Company had the following customers that individually comprised 10% or more of net revenue for the six months ended June 30, 2021 and 2022 as follows:

	Six months ended June 30,
Sales of finished goods and raw materials	2021		2022
Customer A	$2,908,330	19.00%	$	*	*	%
Customer B	1,589,682	10.39%		*	*	%
Customer D	2,279,538	14.89%		*	*	%
Customer E	2,279,103	14.89%		*	*
Customer F	1,905,460	12.45%		*	*
Customer G	*	*		23,627,624	17.30%
Customer H	*	*		15,747,110	11.53%
Zhengzhou BAK Battery Co., Ltd (note 16)	*	*		46,609,781	34.13%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2021 and June 30, 2022 as follows:

	December 31, 2021		June 30, 2022
Customer G	$14,443,551	32.76%	$	*	*
Zhengzhou BAK Battery Co., Ltd (note 16)	14,583,061	33.08%		13,376,601	60.2%

*	Comprised less than 10% of net accounts receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended June 30, 2021 and 2022 as follows:

	Three months ended June 30,
	2021			2022
Supplier A	$	*	*	$10,001,581	16.12%
Supplier D		*	*	8,399,450	13.54%
Zhengzhou BAK Battery Co., Ltd (note 16)		*	*	9,955,251	16.04%

The Company had the following suppliers that individually comprised 10% or more of net purchase for the six months ended June 30, 2021 and 2022 as follows:

	Six months ended June 30,
	2021			2022
Supplier A	$	*	*	$29,334,256	20.43%
Supplier B		*	*	20,225,602	14.08%
Zhengzhou BAK Battery Co., Ltd (note 16)		1,259,309	10.05%	15,119,684	10.53%

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2021 and June 30, 2022 as follows:

	December 31, 2021		June 30, 2022
Supplier A	$6,837,722	16.94%		$8,992,507	22.22%
Supplier B	20,592,979	51.03%	$	*	*
Supplier C	*	*		4,759,828	11.76%
Zhengzhou BAK Battery Co., Ltd (note 16)	*	*		5,289,189	13.07%

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2021 and June 30, 2022, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

As a result of the Hitrans acquisition discussed in Note 11, the Group determined that Hitrans met the criteria for separate reportable segment given its financial information is separately reviewed by the Group’s CEO. As a result, the Group determined that it operated in two operating segments namely CBAT and Hitrans upon completion of acquisition. CBAT’s segment mainly includes the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. Hitrans’ segment mainly includes the development and manufacturing of NCM precursor and cathode materials.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income. Net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income by segment for the three and six months ended June 30, 2021 and 2022 were as follows:

For the three months ended June 30, 2021	CBAT	Corporate unallocated (note)	Consolidated
Net revenues	$5,889,154	$-	$5,889,154
Cost of revenues	(4,791,503)	-	(4,791,503)
Gross profit	1,097,651	-	1,097,651
Total operating expenses	(3,207,587)	(613,575)	(3,821,162)
Operating loss	(2,109,936)	(613,575)	(2,723,511)
Finance income, net	51,594	1,106	52,700
Other income, net	331,576	5,059,458	5,391,034
Income tax (expense) credit	-	-	-
Net (loss) income	(1,726,766)	4,446,989	2,720,223

For the three months ended June 30, 2022	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$25,715,415	$30,634,245	$-	$56,349,660
Cost of revenues	(22,879,128)	(27,935,224)	-	(50,814,352)
Gross profit	2,836,287	2,699,021	-	5,535,308
Total operating expenses	(3,160,096)	(1,892,508)	(338,215)	(5,390,819)
Operating (loss) income	(323,809)	806,513	(338,215)	144,489
Finance income (expenses), net	82,956	(96,857)	(606,589)	(620,490)
Other (expenses) income, net	(723,820)	264,874	2,131,000	1,672,054
Income tax expenses	-	(179,788)	-	(179,788)
Net (loss) income	(964,673)	794,742	1,186,196	1,016,265

For the six months ended June 30, 2021	CBAT	Corporate unallocated (note)	Consolidated
Net revenues	$15,305,203	$-	$15,305,203
Cost of revenues	(12,368,123)	-	(12,368,123)
Gross profit	2,937,080	-	2,937,080
Total operating expenses	(4,526,835)	(1,161,638)	(5,688,473)
Operating loss	(1,589,755)	(1,161,638)	(2,751,393)
Finance income, net	38,151	6,951	45,102
Other income, net	1,549,224	33,485,458	35,034,682
Income tax (expense) credit	-	-	-
Net (loss) income	(2,380)	32,330,771	32,328,391

For the six months ended June 30, 2022	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$40,736,101	$95,809,857	$-	$136,545,958
Cost of revenues	(36,916,890)	(88,777,406)	-	(125,694,296)
Gross profit	3,819,211	7,032,451	-	10,851,662
Total operating expenses	(6,268,832)	(5,030,255)	(743,347)	(12,042,434)
Operating (loss) income	(2,449,621)	2,002,196	(743,347)	(1,190,772)
Finance income (expenses), net	190,826	(199,565)	(606,737)	(615,476)
Other (expenses) income, net	(220,664)	46,922	3,763,000	3,589,258
Income tax expenses	-	(86,242)	-	(86,242)
Net (loss) income	(2,479,459)	1,763,311	2,412,916	1,696,768

As of June 30, 2022
Identifiable long-lived assets	98,270,980	29,806,602	-	128,077,582
Total assets	185,340,523	84,324,915	316,300	269,981,738

Note: The Company does not allocate its assets located and expenses incurred outside China to its reportable segments because these assets and activities are managed at a corporate level.

Net revenues by product:

The Company’s products can be categorized into high power lithium batteries and materials used in manufacturing of lithium batteries. For the product sales of high power lithium batteries, the Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company’s battery products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. For the product sales of materials used in manufacturing of lithium batteries, the Company, via its subsidiary, Hitrans, manufactured cathode materials and Precursor for use in manufacturing of cathode. Revenue from these products is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
High power lithium batteries used in:
Electric vehicles	$396	$(6)	$101,372	$303
Light electric vehicles	74,459	671,444	108,563	760,208
Uninterruptable supplies	5,813,136	25,043,977	14,576,719	39,975,590
Trading of raw material used in lithium batteries	1,163	-	518,549	-
	5,889,154	25,715,415	15,305,203	40,736,101

Materials used in manufacturing of lithium batteries
Cathode	-	26,523,780	-	54,886,657
Precursor	-	4,110,465	-	40,923,200
	-	30,634,245	-	95,809,857
Total consolidated revenue	$5,889,154	$56,349,660	$15,305,203	$136,545,958

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Mainland China	$5,376,444	$42,620,429	$13,002,237	$114,616,442
Europe	490,493	13,740,194	2,279,538	21,875,100
Others	22,217	(10,963)	23,428	54,416
Total	$5,889,154	$56,349,660	$15,305,203	$136,545,958

Substantially all of the Company’s long-lived assets are located in the PRC.

29. Subsequent events

The Company has evaluated subsequent events from June 30, 2022 to the date the financial statements were issued and has determined that there are no items to disclose.

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

We acquired our operating assets,  including customers, employees, patents and technologies from our former subsidiary BAK International (Tianjin) Ltd. (“BAK Tianjin”). We acquired these assets in exchange for a reduction in accounts receivable from our former subsidiaries that were disposed of in June 2014.

As of June 30, 2022, we report financial and operational information in two segments: (i) production of high-power lithium battery cells and (ii) manufacture and sales of materials used in lithium batteries.

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

Financial Performance Highlights for the Quarter Ended June 30, 2022

The following are some financial highlights for the quarter ended June 30, 2022:

●	Net revenues: Net revenues increased by $50.5 million, or 857%, to $56.4 million for the three months ended June 30, 2022, from $5.9 million for the same period in 2021.

●	Gross profit: Gross profit was $5.5 million, representing an increase of $4.4 million, for the three months ended June 30, 2022, from gross profit of $1.1 million for the same period in 2021.

●	Operating income (loss): Operating income was $144,489 for the three months ended June 30, 2022, reflecting an increase in income of $2.8 million from an operating loss of $2.7 million for the same period in 2021.

●	Net income: Net income was $1.0 million for the three months ended June 30, 2022, compared to a net income of $2.7 million for the same period in 2021.

●	Fully diluted loss per share: Fully diluted income per share was $0.00 for the three months ended June 30, 2022, as compared to fully diluted income per share of $0.02 for the same period in 2021.

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

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2022

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Change
	2021	2022	$	%
Net revenues	$5,889	56,350	50,461	857%
Cost of revenues	(4,791)	(50,814)	(46,023)	961%
Gross profit	1,098	5,536	4,438	404%

Operating expenses:
Research and development expenses	1,045	2,300	1,255	120%
Sales and marketing expenses	540	697	157	29%
General and administrative expenses	2,341	2,454	113	5%
Recovery of doubtful accounts	(105)	(59)	46	-44%
Total operating expenses	3,821	5,392	1,571	41%
Operating (loss) income	(2,723)	144	2,867	-105%
Finance income (expense), net	53	(620)	(673)	-1,270%
Other income (expense), net	331	(459)	(790)	-239%
Impairment of non-marketable equity securities	(691)	-	691	-100%
Change in fair value of warrants liability	5,750	2,131	(3,619)	-63%
Income before income tax	2,720	1,196	(1,524)	-56%
Income tax expense	-	(180)	(180)	n/a
Net income	2,720	1,016	(1,704)	-63%
Less: Net income attributable to non-controlling interests	(19)	(211)	(192)	1,011%
Net income attributable to shareholders of CBAK Energy Technology, Inc.	$2,701	805	(1,896)	-70%

Net revenues. Net revenues increased by $50.5 million, or 856.8%, to $56.3 million for the three months ended June 30, 2022, from $5.9 million for the same period in 2021.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended June 30,		Change
	2021	2022	$	%
High power lithium batteries used in:
Electric vehicles	$-	-	-	-
Light electric vehicles	75	671	596	795%
Uninterruptable supplies	5,812	25,045	19,233	331%
Trading of raw materials used in lithium batteries	2	-	(2)	(100)%
	5,889	25,716	19,827	337%

Materials used in manufacturing of lithium batteries
Cathode	-	26,018	26,018	n/a
Precursor	-	4,616	4,616	n/a
	-	30,634	30,634	n/a
Total	$5,889	$56,350	50,461	857%

Net revenues from sales of batteries for electric vehicles were nil for the three months ended June 30, 2022 as compared to nil in the same period of 2021.

Net revenues from sales of batteries for light electric vehicles were $671,444 for the three months ended June 30, 2022, as compared to $74,459 in the same period of 2021, marking an increase of $596,985, or 802%. We will continue to penetrate the market for batteries used in light electric vehicles.

Net revenues from sales of batteries for uninterruptable power supplies were $25.0 million in the three months ended June 30, 2022, as compared with $5.8 million in the same period in 2021, representing an increase of $19.2 million, or 331%. As we continue to focus on this market, sales of batteries for uninterruptable power supplies have continued to increase significantly.

Net revenues from sales of raw materials used in lithium batteries were nil in the three months ended June 30, 2022, as compared with $1,163 in the same period in 2021, representing a decrease of $1,163.

Net revenues from sales of materials used in manufacturing of lithium batteries were $30.6 million for the three months ended June 30, 2022, as compared to nil for the same period of 2021. Revenue from sales of battery raw materials was attributable to the newly acquired subsidiary, Hitrans, a leading producer of raw materials such as cathode and precursor for lithium batteries. We aim to strengthen the battery production ecosystem as we seek stable raw material supply and drive greater revenue for our business.

Cost of revenues. Cost of revenues increased to $50.8 million for the three months ended June 30, 2022, as compared to $4.8 million for the same period in 2021, an increase of $46.0 million, or 961%. The increase in cost of revenues was corresponding to the increase of net revenues. The cost of revenues includes written down of obsolete inventories of $0.5 million for three months ended June 30, 2022, as compared to write down of obsolete inventories of $0.1 million for the same period in 2021. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the three months ended June 30, 2022 was $5.5 million, or 9.8% of net revenues as compared to gross profit of $1.1 million, or 18.6% of net revenues, for the same period in 2021. Gross profit margin was lowered mainly due to the increase in raw material prices and Hitrans sales which came with low profit margin.

Research and development expenses. Research and development expenses increased to approximately $2.3 million for the three months ended June 30, 2022, as compared to approximately $1.0 million for the same period in 2021, an increase of $1.3 million, or 120%. The increase primarily resulted from an increase in R&D employees’ salary and benefit expenses by approximately $0.8 million. R&D employees’ salary and benefit expenses increased due to incorporating R&D personnel of Hitrans, and a growing number of employees at Nanjing CBAK. In addition, We incurred $0.4 million in testing and development cost for the manufacture and sale of materials used in high-power lithium battery cells segment during the three months ended June 30, 2022.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $0.7 million for the three months ended June 30, 2022, as compared to approximately $0.5 million for the same period in 2021, an increase of approximately $0.2 million, or 29%. As a percentage of revenues, sales and marketing expenses were 1.2% and 9.2% for the three months ended June 30, 2022 and 2021, respectively. The increase mainly resulted from an increase in provision for product warranty of $0.1 million which was due to the increase of net revenues. We maintain a policy of providing after sales support for our battery products. In addition, we incurred shipping and declaration expenses of $0.2 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. We secured more overseas orders for the three months ended June 30, 2022 compared to 2021.

General and administrative expenses. General and administrative expenses increased to $2.5 million, or 4.4% of revenues, for the three months ended June 30, 2022, as compared to $2.3 million, or 40% of revenues, for the same period in 2021, representing an increase of $0.1 million, or 5%. The increase primarily resulted from an increase in administrative employees’ salary and benefit expenses by approximately $0.2 million.

Recovery of doubtful accounts. Recovery of doubtful accounts was $59,826 for the three months ended June 30, 2022, as compared to $0.1 million for the same period in 2021. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating income (loss). As a result of the above, our operating income totaled $144,489 for the three months ended June 30, 2022, as compared to operating loss $2.7 million for the same period in 2021, representing a decrease of $2.8 million, or 105%.

Finance (expenses) income, net. Finance expense, net was $0.6 million for the three months ended June 30, 2022, as compared to finance income of $52,700 for the same period in 2021, representing an increase of $0.7 million. The increase primarily resulted from an increase of $0.1 million loan interest and $0.6 million as a result of the change of exchange rates.

Other income (expenses), net. Other expenses was $0.5 million for the three months ended June 30, 2022, as compared to other income of $0.3 million for the same period in 2021. For the three months ended June 30, 2022, $0.5 million loss incurred from electric bicycles samples sales.

Changes in fair value of warrants liability. We issued warrants in the financings we consummated in December 2020 and February 2021. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency. The change in fair value of warrants liability is mainly due to the share price decline.

Income tax expenses. Income tax expenses was $179,788 and $nil for the three months ended June 30, 2022 and 2021, respectively.

Net income. As a result of the foregoing, we had a net income of $1.0 million for the three months ended June 30, 2022, compared to net income of $2.7 million for the same period in 2021.

Comparison of Six Months Ended June 30, 2021 and 2022

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Change
	2021	2022	$	%
Net revenues	$15,305	136,546	121,241	792%
Cost of revenues	(12,368)	(125,694)	(113,326)	916%
Gross profit	2,937	10,852	7,915	269%

Operating expenses:
Research and development expenses	1,529	5,613	4,084	267%
Sales and marketing expenses	753	1,527	774	103%
General and administrative expenses	3,665	4,691	1,026	28%
(Recovery of) provision for doubtful accounts	(259)	212	471	(182)%
Total operating expenses	5,688	12,043	6,355	112%
Operating loss	(2,751)	(1,191)	1,560	(57)%
Finance income (expense), net	45	(615)	(660)	(1,467)%
Other income (expenses), net	1,549	(174)	(1,723)	(111)%
Impairment of non-marketable equity securities	(691)	-	691	(100)%
Change in fair value of warrants liability	34,176	3,763	(30,413)	(89)%
Income before income tax	32,328	1,783	(30,545)	(94)%
Income tax expense	-	(86)	(86)	n/a
Net income	32,328	1,697	(30,631)	(95)%
Less: Net income attributable to non-controlling interests	(18)	(447)	(429)	2,383%
Net income attributable to shareholders of CBAK Energy Technology, Inc.	$32,310	1,250	(31,060)	(96)%

Net revenues. Net revenues increased by $121.2 million, or 792%, to $136.5 million for the six months ended June 30, 2022, from $15.3 million for the same period in 2021.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Six months ended June 30,		Change
	2021	2022	$	%
High power lithium batteries used in:
Electric vehicles	$101	-	(101)	-100%
Light electric vehicles	109	760	651	597%
Uninterruptable supplies	14,576	39,976	25,400	174%
Trading of raw materials used in lithium batteries	519	-	(519)	-100%
	15,305	40,736	25,431	166%

Materials used in manufacturing of lithium batteries
Cathode	-	54,381	54,381	n/a
Precursor	-	41,429	41,429	n/a
	-	95,810	95,810	n/a
Total	$15,305	$136,546	121,241	792%

Net revenues from sales of batteries for electric vehicles were nil for the six months ended June 30, 2022 as compared to $0.1 million in the same period of 2021, representing a decrease of $0.1 million.

Net revenues from sales of batteries for light electric vehicles were $0.8 million for the six months ended June 30, 2022, as compared to $0.1 million in the same period of 2021, marking an increase of $0.7 million, or 597%. We will continue to penetrate the market for batteries used in light electric vehicles.

Net revenues from sales of batteries for uninterruptable power supplies were $40 million in the six months ended June 30, 2022, as compared with $14.6 million in the same period in 2021, representing an increase of $25.4 million, or 174%. As we continue to focus on this market, sale of batteries for uninterruptable power supplies have continued to increase significantly.

Net revenues from sales of raw materials used in lithium batteries were nil in the six months ended June 30, 2022, as compared with $0.5 million in the same period in 2021, representing a decrease of $0.5 million.

Net revenues from sales of materials used in manufacturing of lithium batteries were $95.8 million for the six months ended June 30, 2022, as compared to nil for the same period of 2021. Revenue from sales of battery raw materials was attributable to the newly acquired subsidiary, Hitrans, a leading producer of raw materials such as cathode and precursor for lithium batteries. We aim to strengthen the battery production ecosystem as we seek stable raw material supply and drive greater revenue for our business.

Cost of revenues. Cost of revenues increased to $125.7 million for the six months ended June 30, 2022, as compared to $12.4 million for the same period in 2021, an increase of $113.3 million, or 916%. The increase in cost of revenues was due to the increase of net revenues. The cost of revenues includes written off of obsolete inventories of $0.9 million for six months ended June 30, 2022, as compared to $0.3 million for the same period in 2021. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the six months ended June 30, 2022 was $10.9 million, or 8.0% of net revenues as compared to gross profit of $2.9 million, or 19% of net revenues, for the same period in 2021. Gross profit margin was lowered mainly due to the increase in raw material prices and Hitrans sales which came with low profit margin.

Research and development expenses. Research and development expenses increased to approximately $5.6 million for the six months ended June 30, 2022, as compared to approximately $1.5 million for the same period in 2021, an increase of $4.1 million, or 267%. The increase primarily resulted from an increase in R&D employees’ salary and benefit expenses by approximately $1.5 million. R&D employees’ salary and benefit expenses increased due to incorporating R&D personnel of Hitrans, and a growing number of employees at Nanjing CBAK and Nanjing Daxin. In addition, we incurred expenses for materials used in research and development activities of $1.0 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively, as the Company researches and develops upgraded battery products with lower costs and better performance. We incurred $0.9 million in testing and development cost for the manufacture and sale of materials used in high-power lithium battery cells segment during the six months ended June 30, 2022.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $1.5 million for the six months ended June 30, 2022, as compared to approximately $0.8 million for the same period in 2021, an increase of approximately $0.8 million, or 103%. As a percentage of revenues, sales and marketing expenses were 1.1% and 4.9% for the six months ended June 30, 2022 and 2021, respectively. The increase mainly resulted from an increase in salary and benefit expenses for sales and marketing employees by approximately $0.3 million. Such increase is due to (i) incorporating sales and marketing personnel of Hitrans, (ii) a growing number of employees at Nanjing CBAK and Nanjing Daxin, and (iii) pay raises for sales and marketing employees for growth in revenue. In addition, we incurred shipping and declaration expenses of $0.5 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively, as we secured more overseas orders for the six months ended June 30, 2022 compared to 2021.

General and administrative expenses. General and administrative expenses increased to $4.7 million, or 3.4% of revenues, for the six months ended June 30, 2022, as compared to $3.7 million, or 24% of revenues, for the same period in 2021, representing an increase of $1.0 million, or 28%. The increase primarily resulted from a significant increase in administrative employees’ salary and benefit expenses by approximately $0.8 million. Administrative employees’ salary and benefit expenses increased due to incorporating general and administrative personnel of Hitrans, and a growing number of employees at Nanjing CBAK and Nanjing Daxin.

Provision for (recovery of) doubtful accounts. Provision for doubtful accounts was $0.2 million for the six months ended June 30, 2022, as compared to a recovery of $0.3 million for the same period in 2021. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $1.2 million for the six months ended June 30, 2022, as compared to $2.8 million of operating loss for the same period in 2021, representing a decrease of $1.6 million, or 57%.

Finance (expenses) income, net. Finance expense, net was $0.6 million for the six months ended June 30, 2022, as compared to finance income, net of $45,102 for the same period in 2021, representing an increase of $0.6 million. The increase was mainly resulted from the change of exchange rates.

Other income (expenses), net. Other expenses were $0.2 million for the six months ended June 30, 2022, as compared to other income of $1.5 million for the same period in 2021. For the six months ended June 30, 2022, we incurred $0.8 million loss from electric bicycles samples sales, $0.2 million of loss on disposal of assets, $0.3 million loss from scrap materials. For the six months ended June 30, 2021, we received $1.2 million in debts relief from our materials and equipment suppliers.

Changes in fair value of warrants liability. We issued warrants in the financings we consummated in December 2020 and February 2021. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency. The change in fair value of warrants liability is mainly due to the share price decline.

Income tax expense. Income tax expense was $86,242 and nil for the six months ended June 30, 2022 and 2021, respectively.

Net income. As a result of the foregoing, we had a net income of $1.7 million for the six months ended June 30, 2022, compared to net income of $32.3 million for the same period in 2021.

Liquidity and Capital Resources

We had financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock and other equity-linked securities.

We recorded a net income of $1.7 million for the six months ended June 30, 2022. As of June 30, 2022, we had cash and cash equivalents of $41.5 million. Our total current assets were $137.3 million and our total current liabilities were $125.7 million as of June 30, 2022, resulting in a net working capital of $11.6 million.

As of June 30, 2022, we had an accumulated deficit of $121.2 million. We had an accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of June 30, 2022. These factors raise substantial doubts about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2021 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern.

These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lending from Financial Institutions

On June 4, 2018, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $30.63 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China for three-year long-term loans, which is currently 6.175% per annum. Under the facilities, we borrowed RMB126.0 million ($18.1 million), RMB23.3 million ($3.3 million), RMB9.0 million ($1.3 million) and RMB9.5 million ($1.4 million) on June 12, June 20, September 20, and October 19, 2018, respectively. The loans are repayable in six installments of RMB0.8 million ($0.12 million) on December 10, 2018, RMB24.3 million ($3.50 million) on June 10, 2019, RMB0.8 million ($0.12 million) on December 10, 2019, RMB74.7 million ($10.7 million) on June 10, 2020, RMB0.8 million ($0.12 million) on December 10, 2020 and RMB66.3 million ($9.6 million) on June 10, 2021. We repaid the bank loan of RMB0.8 million ($0.12 million), RMB24.3 million ($3.72 million) and RMB0.8 million ($0.12 million) in December 2018, June 2019 and December 2019, respectively.

On June 28, 2020, the Company entered into a supplemental agreement with China Everbright Bank Dalian Branch to change the repayment schedule. According to the supplemental agreement, the remaining RMB141.8 million (approximately $21.72 million) loans are repayable in eight instalments consisting of RMB1.09 million ($0.17 million) on June 10, 2020, RMB1 million ($0.15 million) on December 10, 2020, RMB2 million ($0.31 million) on January 10, 2021, RMB2 million ($0.31 million) on February 10, 2021, RMB2 million ($0.31 million) on March 10, 2021, RMB2 million ($0.31 million) on April 10, 2021, RMB2 million ($0.31 million) on May 10, 2021, and RMB129.7 million ($19.9 million) on June 10, 2021, respectively. As of June 30, 2021, the Company repaid all the bank loans.

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

In December 2019, the Company obtained banking facilities from China Everbright Bank Dalian Friendship Branch totaled RMB39.9 million (approximately $6.1 million) for a term until November 6, 2020, bearing interest at 5.655% per annum. The facility was secured by 100% equity in CBAK Power held by BAK Asia and buildings of Hubei BAK Real Estate Co., Ltd., which Mr. Yunfei Li, the Company’s CEO holds 15% equity interest. Under the facilities, the Company repaid the bank loan of RMB39.9 million (approximately $6.1 million) in December 2020.

On November 16, 2021, the Company obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $18.0 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB56.0 million (approximately $8.8 million) and RMB73.1 million (approximately $10.9 million) as of December 31, 2021 and June 30, 2022, respectively, for a term until November 16, 2022 to February 28, 2023, bearing interest at 4.2% - 4.35% per annum.

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

On March 21, 2022, the Company renewed the above acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB71.6 million ($10.7 million) with other terms remain the same. Under the facilities, as of June 30, 2022, the Company borrowed a total of RMB9.2 million (approximately $1.4 million) in the form of bills payable for a various term expiring in November 2022, which was secured by the Company’s cash totaled RMB9.2 million (approximately $1.4 million).

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

On January 17, 2022, the Company obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.6 million) bearing interest at 105% of benchmark rate of the People’s Bank of China for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.6 million) on the same date for a term until January 16, 2023.

On February 9, 2022, the Company obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.5 million) bearing interest at 124% of benchmark rate of the People’s Bank of China for short-term loans, which is 4.94% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.5 million) on the same date for a term until January 28, 2023.

On March 8, 2022, the Company obtained a one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.5 million) bearing interest at 5.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.5 million) on the same date. On May 17, 2022, the Company early repaid the loan principal and related loan interest.

On April 28, 2022, the Company obtained a three-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB12 million (approximately $1.8 million) with the term from April 21, 2022 to April 21, 2025. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, the Company borrowed RMB10 million (approximately $1.5 million) on April 29, 2022, bearing interest at 3.95% per annum for a term until April 29, 2023.

The Company borrowed a series of acceptance bills from Agricultural Bank of China totaled RMB71.0 million (approximately $10.6 million) for various terms through July to December 2022, which was secured by the Company’s cash totaled RMB71.0 million (approximately $10.6 million).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaled RMB30.0 million (approximately $4.5 million) for various terms through October 2022, which was secured by the Company’s cash totaled RMB15.9 million (approximately $2.4 million) and the Company’s bills receivable totaled RMB15.5 million (approximately $2.3 million).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaled RMB84.3 million (approximately $12.6 million) for various terms through July to November 2022, which was secured by the Company’s cash totaled RMB84.3 million (approximately $12.6 million).

The Company borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaled RMB39.5 million (approximately $5.9 million) for various terms through July to August 2022, which was secured by the Company’s cash totaled RMB33.5 million (approximately $5.0 million) and the Company’s land use rights and buildings.

The Company borrowed a series of acceptance bills from China Merchants Bank Dalian Branch totaled RMB34.3 million (approximately $5.1 million) for various terms through November to December 2022, which was secured by the Company’s cash totaled RMB34.3 million (approximately $5.1 million).

As of June 30, 2022, we had unutilized committed banking facilities of $6.5 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2021	2022
Net cash (used in) provided by operating activities	$(2,424)	$17,339
Net cash used in investing activities	(17,681)	(6,338)
Net cash provided by financing activities	51,200	4,945
Effect of exchange rate changes on cash and cash equivalents	604	(802)
Net increase in cash and cash equivalents and restricted cash	31,699	15,144
Cash and cash equivalents and restricted cash at the beginning of period	20,671	26,355
Cash and cash equivalents and restricted cash at the end of period	$52,370	$41,499

Operating Activities

Net cash provided by operating activities was $17.3 million in the six months ended June 30, 2022, as compared with $2.4 million net cash used in the same period in 2021. The net cash provided by operating activities for the six months ended June 30, 2022 was mainly attributable to a decrease of $21.8 million of trade accounts and bills receivable, an increase of $19.1 million of trade accounts and bills payables, a decrease of $4.9 million of prepayments and other receivables and our net profit of $3.1 million (before loss on disposal of property, plant and equipment, non-cash depreciation and amortization, recovery of doubtful debts, write-down of inventories, share-based compensation, loss on disposal of property, plant and equipment and construction in progress and change in fair value of warrant liability), partially offset by an increase of $3.6 million trade receivable from our former subsidiary and an increase of inventories of $28.5 million.

Net cash used in operating activities was $2.4 million in the six months ended June 30, 2021. The net cash used in operating activities for the six months ended June 30, 2021 was mainly attributable to an increase of $4.7 million of inventories, a decrease of $4.4 million of trade accounts and bills payables, partially offset by our net profit of $0.7 million (before loss on disposal of property, plant and equipment, non-cash depreciation and amortization, recovery of doubtful debts, write-down of inventories, share-based compensation, change in fair value of warrant liability and impairment of non-marketable equity securities) and a decrease of $7.9 million of trade accounts and bills receivables.

Investing Activities

Net cash used in investing activities was $6.3 million for the six months ended June 30, 2022, as compared to $17.7 million in the same period of 2021. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress.

Net cash used in investing activities increased to $17.7 million for the six months ended June 30, 2021. The net cash used in investing activities mainly consisted of the purchase of equipment and construction in progress of $13.2 million, $3.09 million of deposit paid for potential acquisition of Hitrans and $1.4 million paid for investment in DJY.

Financing Activities

Net cash provided by financing activities was $4.9 million in the six months ended June 30, 2022, as compared to net cash provided by financing activities of $51.2 million in the same period in 2021. The net cash provided by financing activities for the six months ended June 30, 2022 was mainly attributable to $10.4 million advances from bank borrowings offset by repayment of borrowings from Mr. Ye Junnan of $3.9 million and repayment of bank borrowings of $1.5 million.

Net cash provided by financing activities was $51.2 million in the six months ended June 30, 2021. The net cash provided by financing activities in the six months ended June 30, 2021 was mainly attributable to proceeds of $65.5 million from issuance of shares, offset by repayment of bank borrowings of $13.9 million.

As of June 30, 2022, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Shaoxing Branch of Bank of Communications Co., Ltd	$18,015	$11,800
Industrial and Commercial Bank of China Limited	1,791	1,493
	19,806	13,293
Short-term credit facilities:
China Zheshang Bank Co., Ltd	1,493	1,493
Jiangsu Gaochun Rural Commercial Bank	1,493	1,493
Agricultural Bank of China	1,493	1,493
	4,479	4,479
Other lines of credit:
Shaoxing Branch of Bank of Communications Co., Ltd	5,003	5,003
Agricultural Bank of China	10,591	10,591
Bank of Ningbo. Nanjing Gaochun Branch	1,377	1,377
China Zheshang Bank Co., Ltd	17,052	17,052
China Merchants Bank Co., Ltd, Dalian Development Zone Branch	5,114	5,114
	39,137	39,137
Total	$63,422	$56,909

Capital Expenditures

We incurred capital expenditures of $6.3 million and $13.2 million in the six months ended June 30, 2022 and 2021, respectively. Our capital expenditures were used primarily to construct our Dalian facility and Nanjing facility.

We estimate that our total capital expenditures in fiscal year 2022 will reach approximately $10.0 million. Such funds will be used to renovate the current product lines and construct new plants that will be equipped with new product lines and battery module packing lines.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 15, 2022

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

By:	/s/ Xiangyu Pei
Xiangyu Pei
Interim Chief Financial Officer