Form 10-K/A
period 2021-12-31
CBAK Energy Technology, Inc.
filed 2022-11-10
CIK 1117171

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

CBAK Energy Technology, Inc. (the “Company” or “we”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Annual Report”) with the Securities and Exchange Commission (the “SEC”) on April 15, 2022. The Company is filing this Amendment No. 1 (the “Amendment”) to the Original Annual Report, to add or revise disclosures in Introductory Note and Item 1A. Risk Factors, in order to, among other things, (i) provide additional disclosures regarding the Company’s status as “a Commission-Identified Issuer” under the Holding Foreign Companies Accountable Act, (ii) disclose the risks that the Company’s corporate structure and being based in or having the majority of the Company’s operations in China pose to investors, (iii) add a section titled “Permissions Required from the PRC Authorities for Our Business Operations and Securities Offering” to disclose the permissions and approvals required to be obtained from Chinese authorities to operate the Company’s business and securities offering, (iv) add a section titled “Cash and Asset Flows through Our Organization” to describe how cash is transferred through our organization, and (v) add a section titled “Enforceability of Civil Liabilities” to address the difficulty of bringing actions against the Company’s officers and directors who are located in China and enforcing judgments against them.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Amendment also contains new certifications by the principal executive officer and the principal financial officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as specifically described above, this Amendment does not reflect events occurring after the filing of the Original Annual Report, nor does it modify or update disclosures therein in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original Annual Report have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Annual Report, and any such forward looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Annual Report.

CBAK ENERGY TECHNOLOGY, INC.

Annual Report on Form 10-K

TABLE OF CONTENTS

	Part I
Item 1A.	Risk Factors	1
	Part IV
Item 15.	Exhibits, Financial Statement Schedules	23

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

There are significant legal and operational risks and uncertainties associated with having substantially all operations in China, such as the enforcement of laws and changes in the legal, political and economic policies of the Chinese government. Any such changes may take place quickly and with very little notice, which may materially and adversely affect our business, financial condition, results of operations and the market price of our securities. Moreover, the Chinese government may exert significant oversight and control over the conduct of our business and may intervene in or influence our overseas offerings and foreign investment at any time, which could result in a material change in our operations and/or the value of our securities or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to a significant degree of interpretation by PRC regulatory agencies and courts. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of these decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. Therefore, it is possible that our existing operations may be found not to be in full compliance with relevant laws and regulations in the future. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

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

For additional information, see “Risk Factors—Risks Related to Doing Business in China—The Chinese government may intervene or influence our operations in China at any time, or may exert more control over offerings conducted outside China by and/or foreign investment in China-based issuers, which could result in a material change in our operations and in the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted outside China by and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless” on page 2, “Risk Factors—Risks Related to Doing Business in China—Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice” on page 2 and “Risk Factors—Risks Related to Doing Business in China—There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations” on page 3.

The Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (the “HFCA Act”), was enacted in December 2020 and may affect our ability to maintain our listing on Nasdaq. Pursuant to the HFCA Act, if the SEC determines that we are an issuer, or a Commission-Identified Issuer, that has filed audit reports issued by a registered public accounting firm that has not been subject to inspection for the U.S. Public Company Accounting Oversight Board (the “PCAOB”), for three consecutive years, the SEC shall prohibit our common stock from being traded on a national securities exchange or in the over-the-counter trading market in the United States. Pursuant to the HFCA Act, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong because of a position taken by the authorities in such jurisdictions. The PCAOB’s report identified specific registered public accounting firms which are subject to these determinations, including our current registered public accounting firm, Centurion ZD CPA & Co., which is headquartered in Hong Kong.  On May 13, 2022, we were identified by the SEC pursuant to the HCFA Act as a Commission-Identified Issuer. On August 26, 2022, the China Securities Regulatory Commission (“CSRC”), the Ministry of Finance of the PRC, and PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB has independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. However, uncertainties still exist whether this new framework will be fully complied with. If the PCAOB continues to be prohibited from conducting complete inspections and investigations of PCAOB-registered public accounting firms in mainland China and Hong Kong, the PCAOB is likely to determine by the end of 2022 that positions taken by authorities in the PRC obstructed its ability to inspect and investigate registered public accounting firms in mainland China and Hong Kong completely, then the companies audited by those registered public accounting firms would be subject to a trading prohibition on U.S. markets pursuant to the HFCA Act. As a result, trading in our securities may be prohibited under the HFCA Act if the PCAOB determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely for three consecutive years thereafter, and U.S. national securities exchanges, such as the Nasdaq, may determine to delist our securities. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to the PCAOB inspections for two consecutive years instead of three. We plan to identify and engage an independent public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements prior to the three-year (or two-year under the Accelerating Holding Foreign Companies Accountable Act) deadline of the HFCA Act.

For additional information, see “Risk Factor—Risks Related to Doing Business in China— The audit report included in this Annual Report on Form 10-K was prepared by an auditor who is not inspected by the PCAOB and, as such, you are deprived of the benefits of such inspection. Our common stock may be delisted under the HFCA Act if the PCAOB is unable to inspect our auditors for three consecutive years after we are identified by the SEC as a Commission-Identified Issuer, or two consecutive years if the AHFCAA is enacted. The delisting of our securities, or the threat of our securities being delisted, may materially and adversely affect the value of your investment” on page 1.

Permissions Required from the PRC Authorities for Our Business Operations and Securities Offering

In addition to regular business licenses, we are required to obtain the pollutants discharge permit to operate our business in the PRC. We believe that our PRC operating subsidiaries have obtained all requisite permissions for our operations in all material aspects from relevant Chinese authorities and none of the requisite permissions for our operations in all material aspects have been denied by the Chinese authorities. However, we cannot assure you that our PRC subsidiaries are always able to successfully update or renew the licenses or permits required for the relevant business in a timely manner or that these licenses or permits are sufficient to conduct all of our present or future business. If our PRC subsidiaries (i) do not receive or maintain required permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and our PRC subsidiaries are required to obtain such permissions or approvals in the future, we could be subject to fines, legal sanctions or an order to suspend our PRC operating subsidiaries’ business, which may materially and adversely affect the business, financial condition and results of operations of us.

In connection with our previous issuance of securities, under current PRC laws, regulations and regulatory rules, as of the date of this annual report, we believe that we and our PRC subsidiaries, (i) are not required to obtain permissions from the CSRC, (ii) are not required to go through cybersecurity review by the Cyberspace Administration of China (the “CAC”), and (iii) have not received or were denied such requisite permissions by any PRC authority.

However, we cannot guarantee that the regulators will agree with us. As of the date hereof, we have not been involved in any investigations on cybersecurity review made by the CAC, and we have not received any inquiry, notice, warning, or sanctions in such respect. However, as these are new regulations, there remains uncertainties as to how they will be interpreted or implemented in the context of an overseas offering.

For additional information, see “Risk Factor—Risks Related to Doing Business in China— The approval of the CSRC or other Chinese regulatory agencies may be required in connection with our future capital-raising activities outside China under Chinese law.” on page 6.

Cash and Asset Flows through Our Organization

Under relevant PRC laws and regulations, we are permitted to provide funding from the proceeds of our overseas fund raising activities to our PRC subsidiaries only through loans or capital contributions. In fiscal years ended December 31, 2020 and 2021, we transferred $41.0 million and $69.1 million to our PRC subsidiaries as capital contribution, respectively. As of December 31, 2021, we had made cumulative capital contribution of $136.2 million to our existing PRC subsidiaries, which was accounted as long-term investments by us.

In January 2020, our subsidiary, Hitrans declared dividend for the years ended December 31, 2018 and 2019. Dividend of $2,958,048 was declared and paid to its shareholder Zhejiang Meidu Graphene Technology Co., Ltd. For other shareholders of Hitrans, a total dividend of $2,480,944 was declared in January 2020 but remains unpaid. In March 2018, Hitrans declared a dividend of $1,333,135 for the year ended December 31, 2017, among which $533,254 was paid in July 2018 and the remaining $799,881 was paid during the year ended December 31, 2019. Except for the above dividends, we and our PRC subsidiaries have not previously declared or paid any cash dividend or dividend in kind, and have no plan to declare or pay any dividends in the near future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

v

Under PRC laws and regulations, we are subject to various restrictions on intercompany fund transfers and foreign exchange control. To the extent our cash in the business is in the PRC or a PRC entity, the funds may not be available for the distribution of dividends to our investors, or for other use outside of the PRC, due to the interventions in or the imposition of restrictions and limitations on our ability by the PRC government to transfer cash. The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of mainland China. Our PRC subsidiaries receive substantially all revenue in RMB. Our PRC subsidiaries may pay dividends only out of their accumulated after-tax profits upon satisfaction of relevant statutory conditions and procedures, if any, determined in accordance with Chinese accounting standards and regulations. If the PRC foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy the foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders. Additionally, we may make loans to our PRC subsidiaries subject to the approval from or registration with governmental authorities and limitation on amount, or we may make additional capital contributions to our PRC subsidiaries. PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using our fund to make loans or additional capital contributions to our PRC subsidiaries, which could materially and adversely affect the liquidity of our PRC subsidiaries and our ability to fund and expand our business in the PRC, and cause the value of our securities to significantly decline or become worthless. We cannot assure you that the PRC government will not intervene in or impose restrictions on our ability to make intercompany cash transfers.

For additional information, see “Risk Factors—Risks Related to Doing Business in China —The Chinese government may intervene or influence our operations in China at any time, or may exert more control over offerings conducted outside China by and/or foreign investment in China-based issuers, which could result in a material change in our operations and in the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted outside China by and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless” on page 2 and “Risk Factors—Risks Related to Doing Business in China— PRC regulation of loans to, and direct investment in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent CBAK Energy Technology, Inc. from making additional capital contributions or loans to its PRC subsidiaries” on page 7.

Summary of Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of significant risk factors and uncertainties that may affect our business, which are discussed in more detail below under “Item 1A. Risk Factors” included in this Annual Report on Form 10-K:

●	The audit report included in this Annual Report on Form 10-K was prepared by an auditor who is not inspected by the PCAOB and, as such, you are deprived of the benefits of such inspection. Our common stock may be delisted under the HFCA Act if the PCAOB is unable to inspect our auditors for three consecutive years after we are identified by the SEC as a Commission-Identified Issuer, or two consecutive years if the AHFCAA is enacted. The delisting of our securities, or the threat of our securities being delisted, may materially and adversely affect the value of your investment.

●	The Chinese government may intervene or influence our operations in China at any time, or may exert more control over offerings conducted outside China by and/or foreign investment in China-based issuers, which could result in a material change in our operations and in the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted outside China by and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●	Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	CBAK Energy Technology, Inc., as a holding company incorporated in Nevada, the United States, without material operations of its own, relies on dividends and other distributions on equity paid by its PRC operating subsidiaries for its cash needs.

●	Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

●	The approval of the CSRC or other Chinese regulatory agencies may be required in connection with our future capital-raising activities outside China under Chinese law.

●	Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

●	If the COVID-19 pandemic is not effectively controlled in a short period of time, our business operation and financial condition in the long-term may be materially and adversely affected as a result of any slowdown in economic growth, operation disruptions or other factors that we cannot predict.

●	The acquisition of a controlling interest in Hitrans may fail to result in anticipated benefits but has involved significant investment and commitment of financial and other resources.

●	There are inherent risks associated with new product development and our efforts to develop and market new products could fail.

●	Our failure, if any, to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.

●	Our efforts to enter into the light electric vehicle business could fail.

●	Maintaining our R&D activities and manufacturing operations require significant capital expenditures, and our inability or failure to maintain our operations could have a material adverse impact on our market share and ability to generate revenue.

●	We face intense competition from other battery manufacturers and cathode material and precursor producers, many of which have significantly greater resources.

●	We are dependent on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

●	Our business depends on the growth in demand for light electric vehicles, electric vehicles, electric tools, energy storage, such as UPS application, and other high-power electric devices.

●	Our success, in part, depends on the success of manufacturers of the end applications that use our products, and our failure to gain acceptance of our products from such manufacturers could materially and adversely affect our results of operations and profitability.

●	We do not have product liability insurance for claims against our product quality. Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

●	We do not have long-term purchase commitments from our customers, which may result in significant uncertainties and volatility with respect to our revenue from period to period.

●	We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

●	Numerous factors, many of which are beyond our control, may cause the market price of common stock to fluctuate significantly.

●	Techniques employed by short sellers may drive down the market price of the common stock of CBAK Energy Technology, Inc.

●	Other risks identified in this report and in our other reports filed with the SEC, including those identified in “Item 1A. Risk Factors” below.

Enforceability of Civil Liabilities

All of our current operations are conducted in China. Moreover, most of our current directors and officers are nationals or residents of China. There is uncertainty as to whether the courts of China would:

●	recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States; or

●	entertain original actions brought in each respective jurisdiction against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

The recognition and enforcement of foreign judgments are provided for under PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. Under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against us in the PRC, if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit. However, it would be difficult for foreign shareholders to establish sufficient nexus to the PRC by virtue only of holding our shares of common stock.

PART I

ITEM 1A. RISK FACTORS.

RISKS RELATED TO DOING BUSINESS IN CHINA

The audit report included in this Annual Report on Form 10-K was prepared by an auditor who is not inspected by the PCAOB and, as such, you are deprived of the benefits of such inspection. Our common stock may be delisted under the HFCA Act if the PCAOB is unable to inspect our auditors for three consecutive years after we are identified by the SEC as a Commission-Identified Issuer, or two consecutive years if the AHFCAA is enacted. The delisting of our securities, or the threat of our securities being delisted, may materially and adversely affect the value of your investment.

Auditors of companies that are registered with the SEC and traded publicly in the United States, including the independent registered public accounting firm of the Company, must be registered with the PCAOB, and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards. However, the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, a Special Administrative Region of China and dependency of the PRC. Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct full inspections of auditors operating in China makes it more difficult to evaluate our auditors’ audit procedures or quality control procedures.

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

Furthermore, on June 22, 2021, the U.S. Senate passed the AHFCAA, which if enacted into law would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive “non-inspection” years instead of three.

On December 16, 2021, pursuant to the HFCA Act, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, because of a position taken by one or more authorities in such jurisdictions. The PCAOB’s report identified specific registered public accounting firms which are subject to these determinations. Our registered public accounting firm, Centurion ZD CPA & Co., is headquartered in Hong Kong and was identified in this report as a firm subject to the PCAOB’s determination. On May 13, 2022, we were identified by the SEC pursuant to the HCFA Act as a Commission-Identified Issuer.

As a result, trading in our securities may be prohibited under the HFCA Act if the PCAOB determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely for three consecutive years (or two years under the AHFCA Act) thereafter, and U.S. national securities exchanges, such as the Nasdaq, may determine to delist our securities.

While we understand that there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that our auditor or us will be able to comply with the requirements imposed by U.S. regulators or Nasdaq. On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and PCAOB signed the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB has independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. However, uncertainties still exist whether this new framework will be fully complied with. According to the PCAOB, its December 2021 determinations under the HFCA Act remain in effect. The PCAOB is required to reassess these determinations by the end of 2022. Under the PCAOB’s rules, a reassessment of a determination under the HFCA Act may result in the PCAOB reaffirming, modifying or vacating the determination. However, if the PCAOB continues to be prohibited from conducting complete inspections and investigations of PCAOB-registered public accounting firms in mainland China and Hong Kong, the PCAOB is likely to determine by the end of 2022 that positions taken by authorities in the PRC obstructed its ability to inspect and investigate registered public accounting firms in mainland China and Hong Kong completely, then the companies audited by those registered public accounting firms would be subject to a trading prohibition on U.S. markets pursuant to the HFCA Act. We plan to identify and engage an independent public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements prior to the three-year (or two-year under the AHFCA Act) deadline of the HFCA Act. If we are unable to meet the PCAOB inspection requirement in time, we could be delisted and our securities will not be permitted for trading “over-the-counter” either. Such a delisting would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our securities. Also, such a delisting would significantly affect our ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition and prospects.

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

For example, in July 2021, the Chinese government provided new guidance on China-based companies raising capital outside of China, including through arrangements via VIEs. In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. Although we have never adopted a VIE structure and our business in China does not involve any type of restricted industry under Chinese regulations, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with extensive operations in China could adversely affect our business. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, the Chinese government may intervene with our operations, and our business in China, as well as the value of our securities, may also be adversely affected.

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

In response to the SEC’s July 30, 2021 statement, the CSRC announced on August 1, 2021, that “it is our belief that Chinese and U.S. regulators shall continue to enhance communication with the principle of mutual respect and cooperation, and properly address the issues related to the supervision of China-based companies listed in the U.S. so as to form stable policy expectations and create benign rules framework for the market.” The CSRC pledged to continue to collaborate “closely with different stakeholders including investors, companies, and relevant authorities to further promote transparency and certainty of policies and implementing measures,” and emphasized that it “has always been open to companies’ choices to list their securities on international or domestic markets in compliance with relevant laws and regulations.” If any new legislation, executive orders, laws and/or regulations are implemented, if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tension or if the Chinese government exerts more oversight and control over securities offerings that are conducted in the United States, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the value of our securities.

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

As there are still uncertainties regarding the interpretation and implementation of such regulatory guidance, we cannot assure you that we will be able to comply with China’s new regulatory requirements relating to our future capital-raising activities outside China and we may become subject to more stringent requirements with respect to matters including cross-border investigation and enforcement of legal claims. Notwithstanding the foregoing, as of the date hereof, we are not aware of any Chinese laws or regulations in effect requiring that we or any of our PRC subsidiaries obtain permission from any Chinese authority to issue securities to investors outside China, and we or any of our PRC subsidiaries have not received any inquiry, notice, warning, or sanction in relation to the trading of our common stock on the Nasdaq from the CSRC, the CAC or any other Chinese authorities.

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

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description

2.1	Articles of Merger (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8- K filed on January 17, 2017)

3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on December 8, 2006)

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 19, 2007)

3.3	Certificate of Change Pursuant to NRS 78.209 filed by the Company on October 22, 2012 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 26, 2012)

3.4	Certificate of Amendment to Articles of Incorporation filed by the Company on June 23, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 26, 2015)

3.5	Certificate of Amendment to Articles of Incorporation filed by the Company on December 9, 2021 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 13, 2021)

4.1	CBAK Energy Technology, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix D to the registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2015).

4.2	Description of Securities Registered Pursuant to Section 12 of the Exchange Act**

4.3	Form of Amendment No. 1 to Series B Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 11, 2021)

4.4	Form of Investors Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2021)

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2021)

4.6	Form of Investors Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 9, 2020)

4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 9, 2020)

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2011)

10.2	Form of Restricted Share Units Award Agreement Under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 29, 2019)

10.3	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 6, 2015)

10.4	Form of Securities Purchase Agreement by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2021)

10.5	Form of Registration Rights Agreement by and among the Company and the Investors (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2021)

10.6	Securities Purchase Agreement by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 9, 2020)

10.7	English translation of Framework Agreement Relating to Dalian CBAK Power Battery Co., Ltd.’s Investment in Zhejiang Meidu Hitrans Lithium Battery Technology Co., Ltd., dated July 20, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 26, 2021)

14.1	Code of Business Conduct and Ethics of the registrant (incorporated by reference to Exhibit 14.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)

21.1	List of subsidiaries of the registrant.**

23.1	Consent of Centurion ZD CPA & Co.**

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document)*

*	Filed herewith
**	Previously filed with the Original 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2022

CBAK ENERGY TECHNOLOGY, INC.

	By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

	By:	/s/ Xiangyu Pei
Xiangyu Pei
Interim Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunfei Li	Chairman and Chief Executive Officer	November 10, 2022
Yunfei Li	(Principal Executive Officer)

/s/ Xiangyu Pei	Interim Chief Financial Officer and Director	November 10, 2022
Xiangyu Pei	(Principal Financial and Accounting Officer)

/s/ J. Simon Xue	Director	November 10, 2022
J. Simon Xue

/s/ Martha C. Agee	Director	November 10, 2022
Martha C. Agee

/s/ Jianjun He	Director	November 10, 2022
Jianjun He