Form 10-Q
period 2022-09-30
CBAK Energy Technology, Inc.
filed 2022-11-14
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	88,990,858

CBAK ENERGY TECHNOLOGY, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2022

Contents	Page(s)
Condensed Consolidated Balance Sheets as of December 31, 2021 and September 30, 2022 (unaudited)	2
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2022 (unaudited)	3
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2022 (unaudited)	4-5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2022 (unaudited)	6
Notes to the Condensed Consolidated Financial Statements (unaudited)	7-46

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated balance sheets

As of December 31, 2021 and September 30, 2022

(Unaudited)

(In US$ except for number of shares)

		December 31,	September 30,
	Note	2021	2022
Assets			(Unaudited)
Current assets
Cash and cash equivalents		$7,357,875	4,045,329
Pledged deposits	2	18,996,749	37,591,281
Trade and bills receivable, net	3	49,907,129	21,902,180
Inventories	4	30,133,340	52,709,868
Prepayments and other receivables	5	12,746,990	5,457,532
Receivables from former subsidiary	16	2,263,955	6,341,988
Amount due from non-controlling interest, current	16	125,883	112,424
Amount due from related party	16	472,061	210,796
Income tax recoverable		47,189	56,251
Investment in sales-type lease, net	9	790,516	815,013
Total current assets		122,841,687	129,242,662

Property, plant and equipment, net	6	90,042,773	88,154,577
Construction in progress	7	27,343,092	15,839,191
Long-term investments, net	8	712,930	917,768
Prepaid land use right- non current	9	13,797,230	12,081,968
Intangible assets, net	10	1,961,739	1,383,789
Operating lease right-of-use assets, net		1,968,032	571,851
Investment in sales-type lease, net	9	838,528	317,279
Amount due from non-controlling interest, non-current	16	62,941	56,212
Deferred tax assets, net	19	1,403,813	1,175,624
Goodwill	12	1,645,232	1,470,904
Total assets		$262,617,997	$251,211,825

Liabilities
Current liabilities
Trade and bills payable	13	$65,376,212	$70,532,360
Short-term bank loans	14	8,811,820	17,573,866
Other short-term loans	14	4,679,122	3,482,583
Accrued expenses and other payables	15	22,963,700	19,602,212
Payables to former subsidiaries, net	16	326,507	368,772
Deferred government grants, current	17	3,834,481	1,613,838
Product warranty provisions	18	127,837	104,053
Operating lease liability, current	9	801,797	304,574
Finance lease liability, current	9	-	1,173,589
Warrants liability	25	5,846,000	1,147,000
Total current liabilities		112,767,476	115,902,847

Deferred government grants, non-current	17	6,189,196	5,809,485
Operating lease liability, non-current	9	876,323	120,101
Product warranty provision	18	1,900,429	1,776,912
Total liabilities		121,733,424	123,609,345

Commitments and contingencies	26

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 88,849,222 issued and 88,705,016 outstanding as of December 31, 2021, 89,135,064 issued and 88,990,858 outstanding as of September 30, 2022		88,849	89,135
Donated shares		14,101,689	14,101,689
Additional paid-in capital		241,946,362	243,053,288
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(122,498,259)	(121,248,906)
Accumulated other comprehensive income (loss)		2,489,017	(12,382,483)
		137,358,169	124,843,234
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equities		133,291,559	120,776,624
Non-controlling interests		7,593,014	6,825,856
Total of equities		140,884,573	127,602,480

Total liabilities and shareholders’ equity		262,617,997	251,211,825

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of operations and comprehensive income (loss)

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

		Three months ended		Nine months ended
		September 30,		September 30,
	Note	2021	2022	2021	2022
Net revenues	28	$9,562,190	57,721,692	$24,867,393	$194,267,650
Cost of revenues		(8,430,808)	(54,261,244)	(20,798,931)	(179,955,540)
Gross profit		1,131,382	3,460,448	4,068,462	14,312,110

Operating expenses:
Research and development expenses		(1,815,756)	(2,385,591)	(3,344,817)	(7,998,181)
Sales and marketing expenses		(510,386)	(834,501)	(1,262,999)	(2,361,839)
General and administrative expenses		(2,158,183)	(1,866,055)	(5,823,560)	(6,556,944)
Recovery of (provision for) doubtful accounts		178,897	142,966	437,475	(68,651)
Total operating expenses		(4,305,428)	(4,943,181)	(9,993,901)	(16,985,615)
Operating loss		(3,174,046)	(1,482,733)	(5,925,439)	(2,673,505)
Finance income, net		129,340	687,345	174,442	71,869
Other income (expenses), net		69,970	(991,352)	1,619,194	(1,165,094)
Impairment of non-marketable equity securities		(43)	-	(690,585)	-
Change in fair value of warrants		22,998,000	936,000	57,174,000	4,699,000
Income (loss) before income tax		20,023,221	(850,740)	52,351,612	932,270
Income tax credit (expenses)	19	-	2,012	-	(84,230)
Net income (loss)		20,023,221	(848,728)	52,351,612	848,040
Less: Net (income) loss attributable to non-controlling interests		(3,487)	848,438	(21,995)	401,313
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.		$20,019,734	(290)	$52,329,617	$1,249,353

Other comprehensive income (loss)
Net income (loss)		20,023,221	(848,728)	52,351,612	848,040
– Foreign currency translation adjustment		243,258	(8,925,745)	1,473,992	(15,620,472)
Comprehensive income (loss)		20,266,479	(9,774,473)	53,825,604	(14,772,432)
Less: Comprehensive loss (income) attributable to non-controlling interests		(3,404)	1,632,419	(16,024)	1,150,285
Comprehensive income (loss) attributable to CBAK Energy Technology, Inc.		$20,263,075	(8,142,054)	$53,809,580	$(13,622,147)

Income (Loss) per share	24
– Basic		$0.23	$0.00 *	$0.60	$0.01
– Diluted		$0.23	$0.00 *	$0.60	$0.01

Weighted average number of shares of common stock:	24
– Basic		88,419,998	88,996,692	87,043,490	88,900,977
– Diluted		88,709,210	88,996,692	87,349,010	88,923,265

*	Less than $0.01 per share

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity

For the three months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

	Common stock Issued			Additional			Accumulated other	Non-	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	Income (loss)	interests	of shares	Amount	Equity
Balance as of July 1,2021	88,538,723	88,538	14,101,689	241,141,468	1,230,511	(151,674,428)	997,013	20,355	(144,206)	(4,066,610)	101,838,536
Net income (loss)						20,019,734		3,487			20,023,221
Share-based compensation for employee and director stock awards				90,793							90,793
Common stock issued to employees and directors for stock awards	16,667	17		(17)
Foreign currency translation adjustment							243,341	(83)			243,258
Balance as of September 30, 2021	88,555,390	88,555	14,101,689	241,232,244	1,230,511	(131,654,694)	1,240,354	23,759	(144,206)	(4,066,610)	122,195,808

Balance as of July 1, 2022	89,135,064	$89,135	$14,101,689	$241,991,981	$1,230,511	$(121,248,616)	$(4,240,719)	$8,075,148	(144,206)	$(4,066,610)	$135,932,519
Net loss	-	-	-	-	-	(290)	-	(848,438)	-	-	(848,728)
Share-based compensation for employee and director stock awards	-	-	-	11,247	-	-	-	-	-	-	11,247
Capital injection	-	-	-	1,050,060	-	-	-	383,127	-	-	1,433,187
Foreign currency translation adjustment	-	-	-	-	-	-	(8,141,764)	(783,981)	-	-	(8,925,745)
Balance as of September 30, 2022	89,135,064	$89,135	$14,101,689	$243,053,288	$1,230,511	$(121,248,906)	$(12,382,483)	$6,825,856	(144,206)	$(4,066,610)	$127,602,480

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity

For the nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

	Common stock						Accumulated
	Issued			Additional			other	Non-	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	Income (loss)	interests	of shares	Amount	equity
Balance as of January 1, 2021	79,310,249	$79,310	14,101,689	$225,278,113	$1,230,511	$(183,984,311)	$(239,609)	$7,735	(144,206)	$(4,066,610)	$52,406,828
Net income (loss)	-	-	-		-	52,329,617	-	21,995	-	-	52,351,612
Share-based compensation for employee and director stock awards	-	-	-	333,365	-	-	-	-	-	-	333,365
Common stock issued to employees and directors for stock awards	305,165	305	-	(305)	-	-	-	-	-	-	-
Common stock issued to investors	8,939,976	8,940	-	15,621,071	-	-	-	-	-		15,630,011
Foreign currency translation adjustment	-	-	-	-	-	-	1,479,963	(5,971)	-	-	1,473,992
Balance as of September 30, 2021	88,555,390	$88,555	$14,101,689	$241,232,244	$1,230,511	$(131,654,694)	$1,240,354	$23,759	(144,206)	$(4,066,610)	$122,195,808

Balance as of January 1, 2022	88,849,222	$88,849	$14,101,689	$241,946,362	$1,230,511	$(122,498,259)	$2,489,017	$7,593,014	(144,206)	$(4,066,610)	$140,884,573
Net income (loss)	-	-	-		-	1,249,353	-	(401,313)	-	-	848,040
Share-based compensation for employee and director stock awards	-	-	-	57,152	-	-	-	-	-	-	57,152
Common stock issued to employees and directors for stock awards	285,842	286	-	(286)	-	-	-	-	-	-	-
Capital injection	-	-	-	1,050,060	-	-	-	383,127	-	-	1,433,187
Foreign currency translation adjustment	-	-	-	-	-	-	(14,871,500)	(748,972)	-	-	(15,620,472)
Balance as of September 30, 2022	89,135,064	$89,135	$14,101,689	$243,053,288	$1,230,511	$(121,248,906)	$(12,382,483)	$6,825,856	(144,206)	$(4,066,610)	$127,602,480

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed consolidated statements of cash flows

For the nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

	Nine months ended
	September 30,
	2021	2022
Cash flows from operating activities
Net income	$52,351,612	$848,040
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,013,729	5,726,020
(Recovery of ) provision for doubtful debts	(437,475)	68,651
Write-down of inventories	663,041	1,177,891
Share-based compensation	333,365	57,152
Loss on disposal of property, plant and equipment	9,613	2,705,233
Change in fair value of warrant liability	(57,174,000)	(4,699,000)
Impairment charge - Investment	690,585	-
Amortization of operating lease right-of-use assets	290,051	437,502
Changes in operating assets and liabilities:
Trade and bills receivable	8,062,046	24,379,828
Inventories	(4,578,372)	(29,001,132)
Prepayments and other receivables	(2,191,300)	6,752,833
Trade and bills payable	(7,632,763)	13,099,248
Accrued expenses and other payables	323,174	(303,703)
Investment in sales-type lease	(717,138)	347,903
Lease liabilities	(715,150)	(310,756)
Trade receivable from and payables to former subsidiaries	(75,718)	(4,659,713)
Government grants	1,545,189	-
Income tax recoverable	-	(15,215)
Deferred tax assets	-	84,230
Net cash (used in) provided by operating activities	(7,239,511)	16,695,012

Cash flows from investing activities
Deposit paid for acquisition of a subsidiary	(8,316,787)	-
Purchase of non-marketable equity securities	(1,390,670)	-
Hitrans Loan	(20,248,061)	-
Proceeds on disposal of property, plant and equipment	-	140,831
Purchases of property, plant and equipment and construction in progress	(17,548,901)	(9,761,089)
Investment in equity method investment	-	(303,122)
Net cash used in investing activities	(47,504,419)	(9,923,380)

Cash flows from financing activities
Proceeds from bank borrowings	-	11,981,490
Repayment of bank borrowings	(13,860,346)	(1,515,611)
Borrowings from unrelated parties	-	1,515,611
Repayment of borrowings from unrelated parties	(399,715)	-
Repayment of borrowings from related parties	(185,985)	-
Borrowings from a related party	-	1,515,611
Proceeds from issuance of shares	65,495,011	-
Repayment of borrowings from Mr. Ye Junnan	-	(3,789,027)
Capital injection from non-controlling interests	-	1,433,187
Proceeds from finance lease	-	1,515,611
Principal payments on finance leases	-	(256,138)
Net cash provided by financing activities	51,048,965	12,400,734

Effect of exchange rate changes on cash and cash equivalents and restricted cash	569,994	(3,890,380)
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,124,971)	15,281,986
Cash and cash equivalents and restricted cash at the beginning of period	20,671,498	26,354,624
Cash and cash equivalents and restricted cash at the end of period	$17,546,527	$41,636,610

Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$3,556,965	$22,287,410
Non-cash payment for purchase of property, plant and equipment and construction in progress by new vehicles	$61,344	$-
Lease liabilities arising from obtaining right-of-use assets	$1,946,939	$213,677

Cash paid during the period for:
Income taxes	$-	$60,666
Interest, net of amounts capitalized	$7,031	$476,298

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

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

For the three and nine months ended September 30, 2021 and 2022

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

For the three and nine months ended September 30, 2021 and 2022

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

As of September 30, 2022, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On July 31, 2020, BAK Investments formed a wholly owned subsidiary CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”) in China with a registered capital of $100,000,000. Pursuant to CBAK Nanjing’s articles of association and relevant PRC regulations, BAK Investments was required to contribute the capital to CBAK Nanjing on or before July 29, 2040. On May 13, 2022, CBAK Nanjing’s registered capital was further increased to $200,000,000 with the same paid up date. Up to the date of this report, the Company has contributed $55,289,915 to CBAK Nanjing.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

1. Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On August 6, 2020, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) was established as a wholly owned subsidiary of CBAK Nanjing with a registered capital of RMB700,000,000 (approximately $98 million). Pursuant to Nanjing CBAK’s articles of association and relevant PRC regulations, CBAK Nanjing was required to contribute the capital to Nanjing CBAK on or before August 5, 2040. Up to the date of this report, the Company has contributed RMB352,538,138 (approximately $49.5 million) to Nanjing CBAK through injection of a series of cash and machines.

On November 9, 2020, Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”) was established as a wholly owned subsidiary of CBAK Nanjing with a register capital of RMB50,000,000 (approximately $7.0 million). Up to the date of this report, the Company has contributed RMB37,000,000 (approximately $5.2 million) to Nanjing Daxin.

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

On July 8, 2022, Hitrans held its second shareholder meeting (“the shareholder meeting”) in 2022 to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.2 million) and to accept an investment of RMB22 million (approximately $3.1 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and an investment of RMB18 million (approximately $2.5 million) from Mr. Haijun Wu (collectively “management shareholder”). Under the resolution, 10% of the investment injection (RMB4 million or $0.5 million) will be contributed towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.1 million) will be treated as additional paid-in capital contribution of Hitrans. 25% of the investments from the management shareholder were required to be in place before August 15, 2022. As of September 30, 2022, RMB10 million (approximately $1.4 million), representing the 25% of the investments were received. The other 25% of the investments (RMB10 million) and the 50% balance (RMB20 million) were required to be received before December 31, 2022 and June 30, 2024, respectively. CBAK Power has injected RMB20 million (approximately $2.8 million) to Hitrans subsequent to the new investment, representing RMB2 million ($0.3 million) towards Hitrans’s registered capital and RMB18 million ($2.5 million) as additional paid-in capital contribution of Hitrans . As of September 30, 2022, CBAK Power’s equity interests in Hitrans was 74.15% and representing 74.72% of paid up capital.

Subsequent to September 30, 2022, CBAK Power has further inject RMB35 million (approximately $4.9 million) to Hitrans, representing RMB3.5 million ($0.5 million) towards Hitrans’s registered capital and RMB31.5 million ($4.4 million) towards Hitrans additional paid-in capital. As of the report date, CBAK Power’s equity interests in Hitrans was 74.15%, representing 77.25% of paid-up capital .

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

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

1. Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

In August 2022, Nanjing CBAK, along with two unrelated third parties of the Company, Guangxi Guiwu Recycle Resources Company Limited (“Guangxi Guiwu”) and Mr. Weidong Xu to entered into an investment agreement to jointly set up a new company - Guangxi Guiwu CBAK New Energy Technology Co., Ltd. (“Guangxi Guiwu CBAK”). in which each party holding 20%, 60% and 20% equity interests and voting rights, respectively. Guangxi Guiwu engages in the business of recycling power batteries. The Company applies the equity method of accounting to account for the equity investments in common stock, over which it has significant influence but does not own a majority equity interest or otherwise control. Pursuant to the Company’s articles of association and relevant PRC regulations, each party was required to contribute the capital on or before December 31, 2023. As of September 30, 2022 and current, Nanjing CBAK, Guanxi Guiwu and Mr. Weidong have had paid $0.3 million (RMB2 million), $0.8 million (RMB6 million) and $0.3 million (RMB2 million), respectively. Guangxi Guiwu CBAK has not commenced operations as of the date of the approval of this report.

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

The interim condensed consolidated financial information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC on April 15, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2022, its interim condensed consolidated results of operations and cash flows for the three months ended September 30, 2022 and 2021, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Shenzhen”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014, “Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of September 30, 2022, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC; (v) Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”), a wholly owned limited liability company established on November 21, 2019 in the PRC; (vi) BAK Asia Investments Limited (“BAK Investments”), a wholly owned limited liability company incorporated in Hong Kong acquired on July 14, 2020; (vii) CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”), a wholly owned limited liability company established on July 31, 2020 in the PRC; (viii) Nanjing CBAK New Energy Technology Co., Ltd, (“Nanjing CBAK”), a wholly owned limited liability company established on August 6, 2020 in the PRC; (ix) Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”), a wholly owned limited liability company established on November 9, 2020; (x) Daxin New Energy Automobile Technology ( Jiangsu) Co., Ltd (“Jiangsu Daxin”), a wholly owned limited liability company established on August 4, 2021 in the PRC; (xi) Zhejiang Hitrans Lithium Battery Technology Co., Ltd (“Hitrans”), a 74.15% registered equity interests (representing 74.72% of paid-up capital) owned limited liability company established on December 16, 2015 in the PRC; (xii) Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd., a 59.32% owned limited liability company established on July 6, 2018 in the PRC and (xiii) Shaoxing Haisheng International Trading Co., Ltd. (“Haisheng”), a 74.15% registered equity interests (representing 74.72% of paid-up capital ) owned limited liability company established on October 9, 2021 in the PRC.

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

For the three and nine months ended September 30, 2021 and 2022

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

As of September 30, 2022, the Company had $17.6 million bank loans and approximately $97.2 million of other current liabilities (excluding warrants derivative liability).

The Company is currently expanding its product lines and manufacturing capacity in its Dalian Nanjing and Zhejiang plant, which requires more funding to finance the expansion. The Company plans to raise additional funds through banks borrowing and equity financing in the future to meet its daily cash demands, if required.

COVID-19

The World Health Organization declared the novel coronavirus (“COVID-19”) outbreak as a pandemic in March 2020. The COVID-19 pandemic has not caused any disruptions to our operations in the first nine months in 2022. Because of the significant uncertainties surrounding the COVID-19 pandemic, business interruption and the related financial impact caused by government policies remain possible.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of September 30, 2022. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the three and nine months ended September 30, 2021 and 2022

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

Recently Issued But Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. In March 2022, the FASB issued ASU 2022-02, Topic 326. The ASU eliminates the accounting guidance for trouble debt restructurings by creditors in Subtopic 310-40, and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, the ASU requires disclosure of gross write offs of receivables by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This ASU is effective for periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2016-13 and ASU 2022-02 will have on its condensed consolidated financial statement presentations and disclosures.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This update is effective for annual periods beginning after December 15, 2021, and early application is permitted. This guidance should be applied either prospectively to all transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or retrospectively to those transactions. The Company is currently gathering the information and evaluating the future impact on the Company’s financial statement annual disclosures.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

1. Principal Activities, Basis of Presentation and Organization (continued)

Recently Issued But Not Yet Adopted Accounting Pronouncements (continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. Pledged deposits

Pledged deposits as of December 31, 2021 and September 30, 2022 consisted of pledged deposits with banks for bills payable (note 13).

3. Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2021 and September 30, 2022 consisted of the following:

	December 31,	September 30,
	2021	2022
Trade receivable	$48,707,457	$24,519,211
Less: Allowance for doubtful accounts	(4,618,269)	(4,188,159)
	44,089,188	20,331,052
Bills receivable	5,817,941	1,571,128
	$49,907,129	$21,902,180

Included in trade and bills receivables are retention receivables of $1,944,034 and $1,726,491 as of December 31, 2021 and September 30, 2022. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for doubtful accounts is as follows:

	September 30,	September 30,
	2021	2022
Balance at beginning of period	$5,266,828	$4,618,269
Provision for the period	-	205,387
Reversal - recoveries by cash	(437,475)	(136,736)
Charged to consolidated statements of operations and comprehensive income (loss)	(437,475)	68,651
Foreign exchange adjustment	65,261	(498,761)
Balance at end of period	$4,894,614	$4,188,159

4. Inventories

Inventories as of December 31, 2021 and September 30, 2022 consisted of the following:

	December 31,	September 30,
	2021	2022
Raw materials	$11,323,638	$7,359,155
Work in progress	8,093,002	14,137,116
Finished goods	10,716,700	31,213,597
	$30,133,340	$52,709,868

During the three months ended September 30, 2021 and 2022, write-downs of inventories to lower of cost or net realizable value of $324,984 and $278,603, respectively, were charged to cost of revenues.

During the nine months ended September 30, 2021 and 2022, write-downs of inventories to lower of cost or net realizable value of $663,041 and $1,177,891, respectively, were charged to cost of revenues.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

5. Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2021 and September 30, 2022 consisted of the following:

	December 31,	September 30,
	2021	2022
Value added tax recoverable	$7,144,712	$4,072,035
Prepayments to suppliers	4,663,431	211,360
Deposits	75,179	75,334
Staff advances	122,531	63,190
Prepaid operating expenses	683,648	700,943
Others	64,489	341,670
	12,753,990	5,464,532
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$12,746,990	$5,457,532

6. Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2021 and September 30, 2022 consisted of the following:

	December 31, 2021	September 30, 2022
Buildings	$48,418,782	$40,796,906
Leasehold Improvements	5,543,792	5,057,194
Machinery and equipment	58,899,248	68,511,294
Office equipment	1,200,758	1,133,481
Motor vehicles	486,570	379,318
	114,549,150	115,878,193
Impairment	(9,194,132)	(8,079,718)
Accumulated depreciation	(15,312,245)	(19,643,898)
Carrying amount	$90,042,773	$88,154,577

During the three months ended September 30, 2021 and 2022, the Company incurred depreciation expense of $604,201 and $2,397,857, respectively

During the nine months ended September 30, 2021 and 2022, the Company incurred depreciation expense of $1,993,929 and $6,718,591, respectively

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $7,548,239 and $6,626,701 as of December 31, 2021 and September 30, 2022, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three and nine months ended September 30, 2021 and 2022.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

7. Construction in Progress

Construction in progress as of December 31, 2021 and September 30, 2022 consisted of the following:

	December 31,	September 30,
	2021	2022
Construction in progress	$21,619,522	$11,901,590
Prepayment for acquisition of property, plant and equipment	5,723,570	3,937,601
Carrying amount	$27,343,092	$15,839,191

Construction in progress as of December 31, 2021 and September 30, 2022 was mainly comprised of capital expenditures for the construction of the facilities and production lines of CBAK Power, Nanjing CBAK and Hitrans.

For the three months ended September 30, 2021 and 2022, the Company capitalized interest of $19 and nil, respectively, to the cost of construction in progress.

For the nine months ended September 30, 2021 and 2022, the Company capitalized interest of $306,514 and nil, respectively, to the cost of construction in progress.

8. Long-term investments, net

Long-term investments as of December 31, 2021 and September 30, 2022 consisted of the following:

	December 31, 2021	September 30, 2022
Investments in equity method investees	$-	$281,061
Investments in non-marketable equity	712,930	636,707
	$712,930	$917,768

Investments in equity method investees

Balance as of January 1, 2022	$-
Investments made	303,122
Income (loss) from investment	-
Foreign exchange adjustment	(22,061)
Balance as of September 30, 2022	281,061

In August 2022, Nanjing CBAK, along with two unrelated third parties of the Company, Guangxi Guiwu Recycle Resources Company Limited (“Guangxi Guiwu”)  and Mr. Weidong Xu, an unrelated third party entered into an investment agreement to jointly set up a new company - Guangxi Guiwu CBAK New Energy Technology Co., Ltd (“Guangxi Guiwu CBAK”)  in which each party holding 20%, 60% and 20% equity interests and voting rights, respectively. Guangxi Guiwu engages in the business of recycling power batteries. The Company applies the equity method of accounting to account for the equity investments in common stock, over which it has significant influence but does not own a majority equity interest or otherwise control. Pursuant to the Company’s articles of association and relevant PRC regulations, each party was required to contribute the capital on or before December 31, 2023. As of September 30, 2022 and current, Nanjing CBAK, Guanxi Guiwu and Mr. Weidong had paid $0.3 million (RMB2 million), $0.8 million (RMB6 million) and $0.3 million (RMB2 million), respectively.

Guangxi Guiwu CBAK has not commenced operations as of the date of this report. For the three and nine months ended September 30, 2022, no income (loss) from the above investment was recorded.

Investments in non-marketable equity

	December 31, 2021	September 30, 2022
Cost	$1,416,185	$1,264,773
Impairment	(703,255)	(628,066)
Carrying amount	$712,930	$636,707

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

8. Long-term investments, net (continued)

On April 21, 2021, CBAK Power, along with Shenzhen BAK Power Battery Co., Ltd (BAK Shenzhen), Shenzhen Asian Plastics Technology Co., Ltd (SZ Asian Plastics) and Xiaoxia Liu (collectively the “Investors”), entered into an investment agreement with Junxiu Li, Hunan Xintao New Energy Technology Partnership, Xingyu Zhu, and Jiangsu Saideli Pharmaceutical Machinery Manufacturing Co., Ltd for an investment in Hunan DJY Technology Co., Ltd ("DJY"), a privately held company. CBAK Power has paid $1.40 million (RMB9,000,000) to acquire 9.74% of the equity interests of DJY. CBAK Power along with other three new investors has appointed one director on behalf of the Investors to the Board of Directors of DJY. DJY is an unrelated third party of the Company engaging in in research and development, production and sales of products and services to lithium battery positive cathode materials producers, including the raw materials, fine ceramics, equipment and industrial engineering.

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

The Company recognized $43 and nil impairment loss for the three months period ended September 30, 2021 and 2022, respectively. The Company recognized $690,585 and nil impairment loss for the nine months period ended September 30, 2021 and 2022, respectively.

9. Lease

(a)	Prepaid land use rights

Prepaid land lease payments
Balance as of January 1, 2021	$7,500,780
Addition for the year	6,188,764
Amortization charge for the year	(189,044)
Foreign exchange adjustment	296,730
Balance as of December 31, 2021	13,797,230
Amortization charge for the period	(258,973)
Foreign exchange adjustment	(1,456,289)
Balance as of September 30, 2022	$12,081,968

In August 2014 and November 2021, the Group acquired land use rights to build factories of the Company in Dalian, PRC and Zhejiang, PRC.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

Amortization expenses of the prepaid land use rights were $43,409 and $83,066 for the three months ended September 30, 2021 and 2022 and $130,211 and $258,973 for the nine months ended September 30, 2021 and 2022, respectively.

No impairment loss was made to the carrying amounts of the prepaid land use right for the three and nine months ended September 30, 2021 and 2022.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

9. Lease (continued)

(b)	Company as Lessor

The Company derives a portion of its revenue from leasing arrangements of these vehicles to end users. Such arrangements provide for monthly payments covering the vehicles sales and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, vehicle sale net of cost is recorded as other income and recognized upon delivery of the vehicle and its acceptance by the end user. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Interests are recognized monthly over the lease term. The components of the net investment in sales-type leases as of December 31, 2021 and September 30, 2022 are as follows:

	December 31,	September 30,
	2021	2022
Total future minimum lease payments receivable	$1,737,817	$1,203,502
Less: unearned income, representing interest	(108,773)	(71,210)
Present value of minimum lease payments receivables	1,629,044	1,132,292
Less: Current portion	(790,516)	(815,013)
Non-current portion	$838,528	$317,279

Loss on vehicle sale net of cost recognized in other income from vehicle leasing was $6 and nil for the three months ended September 30, 2021 and 2022, respectively.

Loss on vehicle sale net of cost recognized in other income from vehicle leasing was $91,999 and nil for the nine months ended September 30, 2021 and 2022, respectively.

Interest income from vehicle leasing was $25,674 and nil for the three months ended September 30, 2021 and 2022, respectively.

Interest income from vehicle leasing was $96,702 and $27,969 for the nine months ended September 30, 2021 and 2022, respectively.

The future minimum lease payments receivable for sales type leases are as follows:

	Total
	Minimum
	Lease		Net
	Payments	Amortization	Investment
	to be	of Unearned	in Sales
Fiscal years ending	Received	Income	Type Leases
Remainder of 2022	$422,153	$40,172	$381,981
2023	610,464	28,743	581,721
2024	170,885	2,295	168,590
2025	-	-	-
2026	-	-	-
Thereafter	-	-	-
	$1,203,502	$71,210	$1,132,292

(c)	Company as lessee - Operating lease

On April, 2018, Hitrans entered into a lease agreement for staff quarters spaces in Zhejiang with a five year term, commencing on May 1, 2018 and expiring on April 30, 2023 The monthly rental payment is approximately RMB18,000 ($2,530) per month. In 2018, lump sum payments were made to landlord for the rental of staff quarter spaces and no ongoing payments will be made under the terms of these leases.

On January 14, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Tianjing with a three year term, commencing on March 1, 2021 and expiring on February 29, 2024. The monthly rental payment is approximately $10,279 (RMB73,143) per month. On February 28, 2022, Nanjing Daxin early terminated the lease after one-year non-cancellable period.

On April 6, 2021, Nanjing CBAK entered into a lease agreement for warehouse space in Nanjing with a three year term, commencing on April 15, 2021 and expiring on April 14, 2024. The monthly rental payment is approximately $13,736 (RMB97,743) per month.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

9. Lease (continued)

On June 1, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Wuxi with a three year term, commencing on June 1, 2021 and expiring on May 31, 2024. The monthly rental payment is approximately $33,460 (RMB238,095) per month for the first year and approximately $39,036 (RMB277,778) per month from the second year.

On June 1, 2021, Hitrans entered into a lease agreement with liquid gas supplier for a five year term for supplying liquid nitrogen and oxygen, commencing on July 1, 2021. The monthly rental payment is approximately RMB5,310 ($746) per month. In May, 2022, Nanjing Daxin early terminated the lease after one-year non-cancellable period.

On December 9, 2021, Hitrans entered into a lease agreement for extra staff quarters spaces in Zhejiang with a three year term, commencing on December 10, 2021 and expiring on December 9, 2024. The monthly rental payment is approximately RMB9,905 ($1,392) per month for the first year, RMB10,103 ($1,420) and RMB10,305 ($1,448) per month from the second year and third year, respectively.

On March 1, 2022, Hitrans entered into a lease agreement for extra staff quarters spaces in Zhejiang with a five year term, commencing on March 1, 2022 and expiring on February 28, 2027. The monthly rental payment is approximately RMB15,840 ($2,226) per month for the first year, with 2% increase per year.

On August 1, 2022, Hitrans entered into a lease agreement for warehouse spaces in Zhejiang with a one and half years term, commencing on August 1, 2022 and expiring on January 31, 2024. The monthly rental payment is RMB60,394 ($8,487) per month.

Operating lease expenses for the three and nine months ended September 30, 2021 and 2022 for the capitation agreement was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Operating lease cost – straight line	$175,932	$78,845	$290,051	$437,502
Total lease expense	$175,932	$78,845	$290,051	$437,502

(d)	Company as lessee - Finance lease

	December 31,	September 30,
	2021	2022
Property, plant and equipment, at cost	$-	$1,835,458
Accumulated depreciation	-	(197,441)
Property, plant and equipment, net under finance lease	-	1,638,017

Finance lease liabilities, current	-	1,173,589
Finance lease liabilities, non-current	-	-
Total finance lease liabilities	$-	$1,173,589

The components of finance lease expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Finance lease cost:
Depreciation of assets	$-	$31,343	$-	$31,343
Interest of lease liabilities	-	6,235	-	6,235
Total lease expense	$-	$37,578	$-	$37,578

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

9. Lease (continued)

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2022:

	Operating leases	Finance leases

Remainder of 2022	$19,276	$356,245
2023	320,255	831,237
2024	36,746	-
2025	37,301	-
2026	33,390	-
Thereafter	-	-
Total undiscounted cash flows	446,968	1,187,482
Less: imputed interest	(22,293)	(13,893)
Present value of lease liabilities	$424,675	$1,173,589

Lease term and discount rate:

	December 31, 2021	September 30, 2022
Weighted-average remaining lease term
Land use rights	38.9	38.2
Operating leases	2.32	2.33
Finance leases	-	0.75

Weighted-average discount rate
Land use rights	Nil	Nil
Operating leases	5.88%	5.15%
Finance leases	-	2.52%

Supplemental cash flow information related to leases where the Company was the lessee for the three and nine months ended September 30, 2021 and 2022 was as follows:

	Nine months ended September 30,
	2021	2022
Operating cash outflows from operating assets	$290,051	$268,740

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

10. Intangible Assets, net

Intangible assets as of December 31, 2021 and September 30, 2022 consisted of the followings:

	December 31, 2021	September 30, 2022
Computer software at cost	$108,560	$96,954
Sewage discharge permit*	1,915,740	1,710,918
	2,024,300	1,807,872
Accumulated amortization	(62,561)	(424,083)
	$1,961,739	$1,383,789

Amortization expenses were $1,613 and $121,035 for the three months ended September 30, 2021 and 2022, respectively.

Amortization expenses were $4,195 and $397,114 for the nine months ended September 30, 2021 and 2022, respectively.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

11. Acquisition of subsidiaries (continued)

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

As a part of the transaction, CBAK Power entered into a loan agreement with Hitrans to lend Hitrans approximately RMB131 million ($20.6 million) (the “Hitrans Loan”) by remitting approximately RMB131 million ($20.6 million) into the account of Shaoxing Intermediate People’s Court (the “Court”) to remove the freeze on Meidu Graphene’s 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans. Moreover, Juzhong Daxin will return RMB10 million ($1.6 million) of the security deposit to CBAK Power before CBAK Power wires approximately RMB131 million ($20.6 million) to the Court. Juzhong Daxin retained RMB5 million ($0.78 million) as commission for facilitating the acquisition and RMB5 million ($0.78 million) recognized as compensation expense to another potential buyer. On July 27, 2021, Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power. The remaining had not yet been repaid by Juzhong Daxin in full up to the date of this report (Note 16). The Company is still negotiating with Juzhong Daxin, as Juzhong Daxin believes that according to the Security Acquisition Framework Agreement entered into between CBAK Power and Juzhong Daxin, CBAK Power should pay RMB3 million ($0.5 million) as risk premium for facilitating the acquisition. CBAK Power believes it is not reasonable to pay any of the risk premium in accordance with the terms of the agreement and Juzhong Daxin should return RMB3 million ($0.5 million) to CBAK Power. CBAK Power has taken legal action for the outstanding balance. Juzhong Daxin had repaid RMB1.5 million ($0.3 million) up to the report date.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

11. Acquisition of subsidiaries (continued)

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

12. Goodwill

Balance as of January 1, 2021	$-
Acquisition of Hitrans	1,606,518
Foreign exchange adjustment	38,714
Balance as of January 1, 2022	1,645,232
Foreign exchange adjustment	(174,328)
Balance as of September 30, 2022	$1,470,904

The Company performed goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. No impairment loss of Goodwill of the reporting unit of Hitrans was recognized for the three and nine months ended September 30, 2022.

13. Trade and Bills Payable

Trade and bills payable as of December 31, 2021 and September 30, 2022 consisted of the followings:

	December 31,	September 30,
	2021	2022
Trade payable	$40,352,638	$32,202,817
Bills payable
- Bank acceptance bills (Note 14)	25,023,574	38,329,543
	$65,376,212	$70,532,360

All the bills payable are of trading nature and will mature within six months from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 2);

(ii)	$4.4 million and $0.5 million of the Company’s bills receivable as of December 31, 2021 and September 30, 2022, respectively (Note 3).

(iii)	the Company’s prepaid land use rights (note 9)

14. Loans

Bank loans:

Bank borrowings as of December 31, 2021 and September 30, 2022 consisted of the followings

	December 31,	September 30,
	2021	2022
Short-term bank borrowings	$8,811,820	$17,573,866

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

For the three and nine months ended September 30, 2021 and 2022

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

On November 16, 2021, the Company obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $16.9 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed a total of RMB56.0 million (approximately $8.8 million) and RMB76.1 million (approximately $10.7 million) as of December 31, 2021 and September 30, 2022, respectively, for varying terms ending between November 16, 2022 and May 16, 2023, bearing interest at 4.15% - 4.35% per annum. Subsequent to September 30, 2022, the Company has repaid RMB56 million (approximately $7.9 million) and drawn down another RMB56 million (approximately $7.9 million) under the same facility for an annual interest rate at 4.15%, repayable by May 16, 2023.

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

On March 21, 2022, the Company renewed the above acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB71.6 million ($10.1 million) with other terms remain the same. Under the facilities, as of September 30, 2022, the Company borrowed a total of RMB11.5 million (approximately $1.6 million) in the form of bills payable for various terms expiring from November 2022 to March 2023, which was secured by the Company’s cash totaling RMB11.5 million (approximately $1.6 million) (Note 2).

On January 17, 2022, the Company obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.4 million) on the same date for a term until January 16, 2023.

On February 9, 2022, the Company obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.4 million) on the same date for a term until January 28, 2023.

On March 8, 2022, the Company obtained a one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 5.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.4 million) on the same date. On May 17, 2022, the Company early repaid the loan principal and related loan interests.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

14. Loans (continued)

On April 28, 2022, the Company obtained a three-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB12 million (approximately $1.7 million) with the term from April 21, 2022 to April 21, 2025. The facilities were guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, the Company borrowed RMB10 million (approximately $1.4 million) on April 29, 2022, bearing interest at 3.95% per annum for a term until April 29, 2023.

On June 22, 2022, the Company obtained another one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 4.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.4 million) on the same date for a term until June 21, 2023.

On September 25, 2022, the Company entered into a new one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.3 million) bearing interest rate at 4.81% per annum. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB9 million (approximately $1.3 million) on September 27, 2022 for a term until September 24, 2023.

The Company borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB80.0 million (approximately $11.2 million) for various terms through October 2022 to March 2023, which was secured by the Company’s cash totaling RMB80.0 million (approximately $11.2 million) (Note 2).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB55.8 million (approximately $7.8 million) for various terms through October 2022 to March 2023, which was secured by the Company’s cash totaling RMB53.3 million (approximately $7.5 million) (Note 2) and the Company’s bills receivable totaled RMB4.0 million (approximately $0.6 million) (Note 3).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaling RMB28.8 million (approximately $4.0 million) for various terms through October to November 2022, which was secured by the Company’s cash totaling RMB28.8 million (approximately $4.0 million) (Note 2).

The Company borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaling RMB5.5 million (approximately $0.8 million) for various terms ending in March 2023, which was secured by the Company’s cash totaling RMB5.5 million (approximately $0.8 million) (Note 2).

The Company borrowed a series of acceptance bills from China Merchants Bank Dalian Branch totaling RMB91.2 million (approximately $12.8 million) for various terms through November 2022 to March 2023, which was secured by the Company’s cash totaling RMB91.2 million (approximately $12.8 million) (Note 2).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	September 30,
	2021	2022
Pledged deposits (note 2)	$18,996,749	$37,591,281
Bills receivable (note 3)	4,446,553	562,121
Prepaid land use rights (note 9)	6,268,473	5,476,575
Buildings	8,565,837	5,442,571
	$38,277,612	$49,072,548

As of September 30, 2022, the Company had unutilized committed banking facilities totaled $6.2 million.

During the three months ended September 30, 2021 and 2022, interest of $19 and $183,291, respectively, was incurred on the Company’s bank borrowings.

During the nine months ended September 30, 2021 and 2022, interest of $306,514 and $469,402, respectively, was incurred on the Company’s bank borrowings.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

14. Loans (continued)

Other Short-term Loans

Other short-term loans as of December 31, 2021 and September 30, 2022 consisted of the following:

		December 31,	September 30,
	Note	2021	2022
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	100,000	100,000
– Mr. Yunfei Li	(b)	153,300	132,601
– Ms. Xiangyu Pei	(c)	-	1,405,304
– Shareholders	(d)	94,971	84,817
– Mr. Junnan Ye (note 11)		3,933,848	-
		4,282,119	1,722,722
Advances from unrelated third party
– Mr. Wenwu Yu	(e)	17,282	15,434
– Mr. Longqian Peng	(e)	301,044	268,858
– Ms. Xia Liu	(e)	-	702,652
– Ms. Xiaojuan Liu	(e)	-	702,652
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(f)	78,677	70,265
		397,003	1,759,861
		$4,679,122	$3,482,583

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from Ms. Xiangyu Pei, the Company’s Interim CFO, was unsecured, non-interest bearing and repayable on demand.

(d)	The earnest money paid by certain shareholders in relation to share purchase (note 1) were unsecured, non-interest bearing and repayable on demand.

(e)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(f)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of September 30, 2022, loan amount of RMB0.5 million ($0.1 million) remained outstanding.

During the three months ended September 30, 2021 and 2022, interest of $2,370 and $2,238 were incurred on the Company’s borrowings from unrelated parties, respectively.

During the nine months ended September 30, 2021 and 2022, interest of $7,031 and $6,896 were incurred on the Company’s borrowings from unrelated parties, respectively.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

15. Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2021 and September 30, 2022 consisted of the following:

	December 31,	September 30,
	2021	2022
Construction costs payable	$2,036,008	$1,319,372
Equipment purchase payable	8,697,637	7,423,498
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	2,924,105	2,357,313
Customer deposits	1,420,414	2,708,506
Deferred revenue	784,000	784,000
Accrued expenses	4,161,548	2,284,912
Dividend payable to non-controlling interest (note 16)	1,444,737	1,289,075
Other payables	285,132	225,417
	$22,963,700	$19,602,212

(a)	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2021 and September 30, 2022, no liquidated damages relating to both events have been paid.

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

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

15. Accrued Expenses and Other Payables (continued)

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2021 and September 30, 2022, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

16. Balances and Transactions With Related Parties

The principal related parties with which the Company had transactions during the years presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Shenzhen Baijun Technology Co., Ltd	Shareholder of company’s subsidiary
Zhengzhou BAK Battery Co., Ltd	Note a
Zhengzhou BAK New Energy Technology Co., Ltd	Note b
Zhengzhou BAK Electronics Co., Ltd	Note c
Shenzhen BAK Battery Co., Ltd	Former subsidiary and refer to Note d
Shenzhen BAK Power Battery Co., Ltd	Former subsidiary and refer to Note d
Hangzhou Juzhong Daxin Asset Management Co., Ltd	Note e

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd.

(b)	Mr. Xiangqian Li is a director of Zhengzhou BAK New Energy Vehicle Co., Ltd, which has 29% equity interests in Zhengzhou BAK New Energy Technology Co., Ltd.

(c)	Shenzhen BAK Power Battery Co., Ltd has 95% equity interests in Zhengzhou BAK Electronics Co., Ltd.

(d)	Mr. Xiangqian Li is a director of Shenzhen BAK Battery Co., Ltd and Shenzhen BAK Power Battery Co., Ltd

(e)	Hangzhou Juzhong Daxin Asset Management Co., Ltd. is the trustee of 85% of registered equity interests of Hitrans (note 11)

Related party transactions:

The Company entered into the following significant related party transactions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022
Purchase of finished goods from Zhengzhou BAK Battery Co., Ltd	$477,185	10,624,282	$1,736,494	$25,743,966
Sales of finished goods and raw materials to Zhengzhou BAK Battery Co., Ltd	$6,982	5,454,367	$148,564	$52,064,148
Sales of finished goods and raw materials to Zhengzhou BAK Electronics Co., Ltd	$746	-	$413,099	$-
Sales of finished goods and raw materials to Shenzhen BAK Power Battery Co., Ltd	$-	3,540,494	$18,402	$8,269,441

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

16. Balances and Transactions With Related Parties (continued)

Related party balances:

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2021 and September 30, 2022:

Receivables from former subsidiary

	December 31,	September 30,
	2021	2022

Receivables from Shenzhen BAK Power Battery Co., Ltd	$2,263,955	$6,341,988

Balance as of December 31, 2021 and September 30, 2022 consisted of receivable for sales of cathode and precursor to Shenzhen BAK Power Battery Co., Ltd. Up to the date of this report, Shenzhen BAK Power Battery Co., Ltd repaid $1.2 million to the Company.

Amount due from non-controlling interest

	December 31,	September 30,
	2021	2022
Shenzhen Baijun Technology Co., Ltd
Current	$125,883	$112,424
Non-current	62,941	56,212
	$188,824	$168,636

In August 2018, Guangdong Hitrans and Shenzhen Baijun entered into a services contract for the provision of consultancy service to assist Guangdong Hitrans to obtain the license for recycling solid wastes with a contract sum of RMB3,000,000 ($447,801). During August and September 2018, RMB1,500,000 ($223,901) was paid to Shenzhen Baijun as deposit. In 2020, Guangdong Hitrans and Shenzhen Baijun entered into supplemental agreement to cancel the services contract and Shenzhen Baijun agreed to refund the deposit paid by four installments from 2021 throughout 2023. The amount due from Shenzhen Baijun is interest fee and RMB300,000 ($44,780) repayable by December 2020, RMB400,000 ($59,707) repayable by December 30, 2021, RMB400,000 ($56,212) repayable by December 30, 2022 and RMB400,000 ($56,212) repayable by December 30, 2023.

Amount due from related parties

	December 31, 2021	September 30, 2022
Hangzhou Juzhong Daxin Asset Management Co., Ltd (Note 11)	$472,061	$210,796

The above balances are due on demand, interest-free and unsecured.

Other balances due from/ (to) related parties

	December 31, 2021	September 30, 2022

Trade receivable, net – Zhengzhou BAK Battery Co., Ltd. (i)	$14,583,061	$10,894,917

Trade receivable, net – Zhengzhou BAK New Energy Technology Co., Ltd.	$459,714	$-

Trade payable, net – Zhengzhou BAK Battery Co., Ltd	$(572,768)	$(7,966,972)

Dividend payable to non-controlling interest of Hitrans (note 15)	$(1,444,737)	$(1,289,075)

(i)	Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $0.7 million to the Company

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

16. Balances and Transactions With Related Parties (continued)

Payables to former subsidiaries

Payables to former subsidiaries as of December 31, 2021 and September 30, 2022 consisted of the following:

	December 31,	September 30,
	2021	2022
Payables to Shenzhen BAK Power Battery Co., Ltd	$(326,507)	$(368,772)

Balance as of December 31, 2021 and September 30, 2022 consisted of payables for purchase of inventories from BAK International (Tianjin) Limited and Shenzhen BAK Power Battery Co., Ltd. From time to time, to meet the needs of its customers, the Company purchased products from these former subsidiaries that it did not produce to meet the needs of its customers.

17. Deferred Government Grants

Deferred government grants as of December 31, 2021 and September 30, 2022 consist of the following:

	December 31,	September 30,
	2021	2022
Total government grants	$10,023,677	$7,423,323
Less: Current portion	(3,834,481)	(1,613,838)
Non-current portion	$6,189,196	$5,809,485

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

On June 23, 2020, BAK Asia, the Company wholly-owned Hong Kong subsidiary, entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), pursuant to which the Company intended to develop certain lithium battery projects that aim to have a production capacity of 8Gwh. Gaochun EDZ agreed to provide various support to facilitate the development and operation of the projects. As of the date of this report, the Company received RMB30 million (approximately $4.2 million) subsidy from Gaochun EDZ. The Company will recognize the government subsidies as income or offsets them against the related expenditures when there are no present or future obligations for the subsidized projects.

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

The Company offset government grants of $38,207 and $537,040 for the three months ended September 30, 2021 and 2022, respectively, against depreciation expenses of the Dalian and Nanjing facilities.

The Company offset government grants of $114,606 and $1,648,658 for the nine months ended September 30, 2021 and 2022, respectively, against depreciation expenses of the Dalian and Nanjing facilities.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

18. Product Warranty Provision

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

	December 31, 2021	September 30, 2022
Balance at beginning of year	$1,991,605	$2,028,266
Warranty costs incurred	(34,439)	(49,662)
Provision for the year	16,995	124,673
Foreign exchange adjustment	54,105	(222,312)
Balance at end of year	2,028,266	1,880,965
Less: Current portion	(127,837)	(104,053)
Non-current portion	$1,900,429	$1,776,912

19. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes expenses consisted of:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022
PRC income tax:
Current	$-	$-	$-	$-
Deferred	-	2,012	-	84,230
	$-	$2,012	$-	$84,230

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

19. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

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

No provision for income taxes in the United States or elsewhere has been made as CBAK had no taxable income for the three and nine months ended September 30, 2022 and 2021.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three and nine months ended September 30, 2022 and 2021 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022
Income (Loss) before income taxes	$20,023,221	$(850,740)	$52,351,612	$932,270
United States federal corporate income tax rate	21%	21%	21%	21%
Income tax (credit) expenses computed at United States statutory corporate income tax rate	4,204,877	(178,655)	10,993,839	195,777
Reconciling items:
Rate differential for PRC earnings	(104,422)	(91,533)	(132,095)	(116,719)
Tax effect of entity at preferential tax rate	-	355,197	-	313,990
Non-deductible expenses (non-taxable income)	(4,764,089)	(299,721)	(11,993,447)	(1,115,858)
Share based payments	19,067	2,362	70,007	12,002
Under provision of tax losses	-	(47,004)	-	17,321
Utilization of tax losses	-	175,188	-	(194,209)
Valuation allowance on deferred tax assets	644,567	82,154,	1,061,696	971,926
Income tax expenses	$-	2,012	$-	$84,230

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

19. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(a)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2021 and September 30, 2022 are presented below:

	December 31,	September 30,
	2021	2022
Deferred tax assets
Trade receivable	$2,044,877	$1,690,630
Inventories	624,372	504,892
Property, plant and equipment	1,671,628	1,417,914
Equity investment	175,813	157,017
Intangible assets	82,174	89,324
Accrued expenses, payroll and others	286,258	231,886
Provision for product warranty	507,067	470,241
Net operating loss carried forward	32,624,714	30,369,025
Valuation allowance	(36,278,909)	(33,493,995)
Deferred tax assets, non-current	$1,737,994	$1,436,934

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$334,181	$261,310

As of December 31, 2021 and September 30, 2022, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $43,929,161 and $49,881,467, respectively, which will expire in various years through 2022 to 2030. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance of $36,278,909 and $33,493,905 as of December 31, 2021 and September 30, 2022, respectively, were provided against the full amount of the potential tax benefits.

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 representing the PRC statutory reserve of the subsidiary as of December 31, 2021 and September 30, 2022, are also considered under restriction for distribution.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

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

22. Employee Benefit Plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $ 408,988 (RMB2,646,611) and $474,986 (RMB3,277,830) for the three months ended September 30, 2021 and 2022, respectively. The total employee benefits expensed as incurred were $997,066 (RMB6,452,712) and $1,652,336 (RMB10,902,111) for the nine months ended September 30, 2021 and 2022, respectively.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

23. Share-based Compensation

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

As of September 30, 2022, there was no unrecognized stock-based compensation associated with the above restricted shares and 1,667 vested shares were to be issued.

Restricted shares granted on April 19, 2016

On April 19, 2016, pursuant to the Company’s 2015 Plan, the Compensation Committee granted an aggregate of 500,000 restricted shares of the Company’s common stock to certain employees, officers and directors of the Company, of which 220,000 restricted shares were granted to the Company’s executive officers and directors. There are three types of vesting schedules. First, if the number of restricted shares granted is below 3,000, the shares will vest annually in 2 equal installments over a two year period with the first vesting on June 30, 2017. Second, if the number of restricted shares granted is larger than or equal to 3,000 and below 10,000, the shares will vest annually in 3 equal installments over a three year period with the first vesting on June 30, 2017. Third, if the number of restricted shares granted is above or equal to 10,000, the shares will vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016. The fair value of these restricted shares was $2.68 per share on April 19, 2016. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method.

All the restricted shares granted in respect of the restricted shares granted on April 19, 2016 had been vested on June 30, 2019.

As of September 30, 2022, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

23. Share-based Compensation (continued)

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

The Company recorded non-cash share-based compensation expense of $23,778 for the three and nine months ended September 30, 2022, in respect of the restricted shares granted on August 23, 2020.

As of September 30, 2022, non-vested restricted share units granted on August 23, 2019 are as follows:

Non-vested share units as of January 1, 2022	277,173
Granted	-
Vested	(269,175)
Forfeited	(7,998)
Non-vested share units as of September 30, 2022	-

As of September 30, 2022, there was no unrecognized stock-based compensation associated with the above restricted share units.

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

The Company recorded non-cash share-based compensation expense of $11,247 and $33,374 for three and nine months ended September 30, 2022, respectively, in respect of the restricted shares granted on October 23, 2020.

As of September 30, 2022, non-vested restricted share units granted on October 23, 2020 are as follows:

Non-vested shares as of January 1, 2022	49,999
Vested	(16,667)
Forfeited	-
Non-vested shares as of September 30, 2022	33,332

As of September 30, 2022, there was unrecognized stock-based compensation of $13,569 associated with the above restricted shares units and nil vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

23. Share-based Compensation (continued)

Restricted Shares (continued)

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

The fair value of the stock options granted to directors of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk free interest rate of 1.26%, and dividend yield of 0%. The fair value of 350,000 stock options to directors of the Company was $479,599 at the grant date. For the three and nine months ended September 30, 2022, the Company recorded nil as stock compensation expenses.

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. During the three and nine months ended September 30, 2022, the Company recorded nil as stock compensation expenses.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	2,750,002	$1.96	$-	5.7
Exercisable at January 1, 2022	-	-	$-	-

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2022	2,750,002	$1.96	$-	5.0
Exercisable at September 30 2022	549,958	$1.96	$-	5.0

*	The intrinsic value of the stock options at September 30, 2022 is the amount by which the market value of the Company’s common stock of $1.15 as of September 30, 2022 exceed the average exercise price of the option. As of September 30, 2022, the intrinsic value of the outstanding and exercisable stock options was $nil.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and nine months ended September 30, 2021 and 2022.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

24. Income (Loss) Per Share

The following is the calculation of income (loss) per share:

	Three months ended September 30,			Nine months ended September 30,
	2021	2022		2021	2022
Net income (loss)	$20,023,221	$(848,728)		$52,351,612	$848,040
Less: Net (income) loss attributable to non-controlling interests	(3,487)	848,438		(21,995)	401,313
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	$20,019,734	$(290)		$52,329,617	$1,249,353

Weighted average shares outstanding – basic (note)	88,419,998	88,996,692		87,043,490	88,900,977
Dilutive unvested restricted stock	289,212	-		305,520	22,288
Weighted average shares outstanding - diluted	88,709,210	88,996,692		87,349,010	88,923,265

Income (loss) per share
- Basic	$0.23	$(0.00	)*	$0.60	$0.01
- Diluted	$0.23	$(0.00	)*	$0.60	$0.01

*	Less than $0.01 per share

Note:	Including 5,834 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued as of September 30, 2021 and 2022.

For the three and nine months ended September 30, 2021, 9,092,499 shares purchasable under warrants were excluded from EPS calculation, as their effects were anti-dilutive.

For the three and nine months ended September 30, 2022, 2,750,002 unvested options and all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

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

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

25. Warrants (continued)

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

There was a total of 9,092,499 warrants issued and outstanding as of September 30, 2022.

The fair value of the outstanding warrants was calculated using Binomial Model based on backward induction with the following assumptions:

Warrants issued in the 2020 Financing

Warrants holder

	Investor Warrants	Placement Agent Warrants
Appraisal Date	December 31, 2021	December 31, 2021
Market price per share (USD/share)	$1.56	$1.56
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.7%	0.8%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	1.9 years	2.4 years
Expected volatility	140.3%	132.3%

Appraisal Date	September 30, 2022	September 30, 2022
Market price per share (USD/share)	$1.15	$1.15
Exercise price (USD/price)	6.46	6.475
Risk free rate	4.0%	4.2%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	1.2 years	1.7 years
Expected volatility	88.1%	88.6%

Warrants issued in the 2021 Financing

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	Series A1 December 31, 2021	December 31, 2021
Market price per share (USD/share)	1.56	1.56
Exercise price (USD/price)	7.67	9.204
Risk free rate	0.9%	0.9%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	2.6 years	2.6 years
Expected volatility	129.2%	129.2%

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

25. Warrants (continued)

Warrants issued in the 2021 Financing (continued)

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	Series A1 September 30, 2022	September 30, 2022
Market price per share (USD/share)	1.15	1.15
Exercise price (USD/price)	7.67	9.204
Risk free rate	4.2%	4.2%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	1.9 years	1.9 years
Expected volatility	112.8%	112.8%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	December 31,	September 30,
	2021	2022
Balance at the beginning of period	$17,783,000	$5,846,000
Warrants issued to institution investors	47,519,000	-
Warrants issued to placement agent	2,346,000	-
Warrants redeemed	-	-
Fair value change of warrants included in earnings	(61,802,000)	(4,699,000)
	$5,846,000	$1,147,000

The following is a summary of the warrant activity:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Average	Term in
	Warrants	Exercise Price	Years

Outstanding at January 1, 2022	9,092,499	$7.19	2.33
Exercisable at January 1, 2022	9,092,499	$7.19	2.33
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at September 30, 2022	9,092,499	7.19	1.58
Exercisable at September 30, 2022	9,092,499	7.19	1.58

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

26. Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2021 and September 30, 2022, the Company had the following contracted capital commitments:

	December 31,	September 30,
	2021	2022
For construction of buildings	$1,199,606	$2,061,786
For purchases of equipment	12,867,786	12,123,430
Capital injection	159,905,519	241,431,235
	$173,972,911	$255,616,451

(ii)	Litigation

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

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. The Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe conducted a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,344,605 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $261,316 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $245,530 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $30,826 (RMB209,312) that CBAK Power has paid. CBAK Power have not received the final judgement amount totaled $0.3 million (RMB 1,876,458) from Shenzhen Huijie. Shenzhen Huijie filed an appellate petition to High Peoples’ Court of Liaoning (“Court of Liaoning”) to appeal the adjudication dated on June 28, 2020. In April 2021, the Court of Liaoning rescinded the original judgement and remanded the case to the Court of Dalian for retrial. On December 21, 2021, the Court of Dalian remanded the case to the Court of Zhuanghe for retrial. Upon receiving the notice from the Court of Liaoning, CBAK Power has accrued the construction cost of $0.9 million (RMB6,135,860) as of September 30, 2022.

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Shenzhen Haoneng Technology Co., Ltd. (“Haoneng”) filed a lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1.4 million (RMB10,257,030), including equipment cost of $1.3 million (RMB9,072,000) and interest amount of $0.1 million (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.1 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB15,120,000 ($2.1 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of September 30, 2022, the equipment was not received by CBAK Power and CBAK Power has included the equipment cost of $2.1 million (RMB15,120,000) under capital commitments.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

27. Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended September 30, 2021 and 2022 as follows:

	Three months ended September 30,
	2021		2022
Sales of finished goods and raw materials
Customer A	$3,103,626	32.46%	$	*	*
Customer C	*	*		5,935,356	10.28%
Customer D	1,081,071	11.31%		*	*
Customer E	*	*		9,097,887	15.76%
Customer F	*	*		16,259,769	28.17%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net revenue for the nine months ended September 30, 2021 and 2022 as follows:

	Nine months ended September 30,
	2021		2022
Sales of finished goods and raw materials
Customer A	$4,693,308	18.87%	$	*	*
Customer B	*	*		23,190,022	11.94%
Customer C	2,777,456	11.17%		*	*
Customer D	3,360,174	13.51%		*	*
Customer E	*	*		24,844,997	12.79%
Customer F	*	*		22,263,958	11.46%
Customer G	2,583,245	10.39%		*	*
Customer H	2,541,248	10.22%		*	*
Zhengzhou BAK Battery Co., Ltd (note a)	*	*		52,064,148	26.80%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable (net) as of December 31, 2021 and September 30, 2022 as follows:

	December 31,		September 30,
	2021		2022
Customer B	$14,443,551	32.76%	$ * *
Zhengzhou BAK Battery Co., Ltd (note 16)	14,583,061	33.08%	10,894,917	53.59%

*	Comprised less than 10% of account receivable (net) for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended September 30, 2021 and 2022 as follows:

	Three months ended September 30,
	2021			2022
Supplier C	$	*	*	$5,449,408	10.72%
Supplier D		*	*	5,271,460	10.37%
Supplier F		810,963	13.29%	*	*
Supplier G		704,401	11.54%	*	*
Zhengzhou BAK Battery Co., Ltd (note 16)		*	*	10,624,282	20.90%

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

27. Concentrations and Credit Risk (continued)

(a)	Concentrations (continued)

The Company had the following suppliers that individually comprised 10% or more of net purchase for the nine months ended September 30, 2021 and 2022 as follows:

	Nine months ended September 30,
	2021			2022
Supplier A	$	*	*	$30,906,898	16.05%
Shenzhen BAK (note b)		*	*	19,851,008	10.31%
Zhengzhou BAK Battery Co., Ltd (note 16)		*	*	25,743,966	13.37%

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of accounts payable as of December 31, 2021 and September 30, 2022 as follows:

	December 31,		September 30,
	2021		2022
Supplier A	$6,837,722	16.94%	$5,895,560	18.31%
Supplier B	20,592,979	51.03%	*	*
Supplier C	*	*	3,803,753	11.81%
Supplier E	*	*	3,424,539	10.63%

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2021 and September 30, 2022, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income. Net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income by segment for the three and nine months ended September 30, 2021 and 2022 were as follows:

For the three months ended September 30, 2021	CBAT	Corporate unallocated (note)	Consolidated
Net revenues	$9,562,190	$-	$9,562,190
Cost of revenues	(8,430,808)	-	(8,430,808)
Gross profit	1,131,382	-	1,131,382
Total operating expenses	(3,941,349)	(364,079)	(4,305,428)
Operating loss	(2,809,967)	(364,079)	(3,174,046)
Finance income, net	128,381	959	129,340
Other income, net	69,970	22,997,957	23,067,927
Income tax (expense) credit	-	-	-
Net (loss) income	(2,611,616)	22,634,837	20,023,221

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

28. Segment Information (continued)

For the three months ended September 30, 2022	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$25,845,959	$31,875,733	$-	$57,721,692
Cost of revenues	(23,603,029)	(30,658,215)	-	(54,261,244)
Gross profit	2,242,930	1,217,518	-	3,460,448
Total operating expenses	(2,485,812)	(2,352,448)	(104,921)	(4,943,181)
Operating loss	(242,882)	(1,134,930)	(104,921)	(1,482,733)
Finance income (expenses), net	214,947	(134,115)	606,513	687,345
Other (expenses) income, net	1,092,252	(2,083,604)	936,000	(55,352)
Income tax credit	-	2,012	-	2,012
Net income (loss)	1,064,317	(3,350,637)	1,437,592	(848,728)

For the nine months ended September 30, 2021	CBAT	Corporate unallocated (note)	Consolidated
Net revenues	$24,867,393	$-	$24,867,393
Cost of revenues	(20,798,931)	-	(20,798,931)
Gross profit	4,068,462	-	4,068,462
Total operating expenses	(8,468,184)	(1,525,717)	(9,993,901)
Operating loss	(4,399,722)	(1,525,717)	(5,925,439)
Finance income, net	166,532	7,910	174,442
Other income, net	1,619,194	56,483,415	58,102,609
Income tax (expense) credit	-	-	-
Net (loss) income	(2,613,996)	54,965,608	52,351,612

For the nine months ended September 30, 2022	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$66,582,060	$127,685,590	$-	$194,267,650
Cost of revenues	(60,519,919)	(119,435,621)	-	(179,955,540)
Gross profit	6,062,141	8,249,969	-	14,312,110
Total operating expenses	(8,754,644)	(7,382,703)	(848,268)	(16,985,615)
Operating (loss) income	(2,692,503)	867,266	(848,268)	(2,673,505)
Finance income (expenses), net	405,773	(333,680)	(224)	71,869
Other (expenses) income, net	871,588	(2,036,682)	4,699,000	3,533,906
Income tax expenses	-	(84,230)	-	(84,230)
Net (loss) income	(1,415,142)	(1,587,326)	3,850,508	848,040

As of September 30, 2022
Identifiable long-lived assets	91,615,396	25,844,129	-	117,459,525
Total assets	176,060,305	75,154,979	257,852	251,473,136

Note:	The Company does not allocate its assets located and expenses incurred outside China to its reportable segments because these assets and activities are managed at a corporate level.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

28. Segment Information (continued)

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
High power lithium batteries used in:
Electric vehicles	$6	$19,688	$101,378	$19,991
Light electric vehicles	227,333	1,146,370	335,896	1,906,578
Uninterruptable supplies	9,335,146	24,679,901	23,911,865	64,655,491
Trading of raw material used in lithium batteries	(295)	-	518,254	-
	9,562,190	25,845,959	24,867,393	66,582,060

Materials used in manufacturing of lithium batteries
Cathode	-	11,195,810	-	66,082,467
Precursor	-	20,679,923	-	61,603,123
	-	31,875,733	-	127,685,590
Total consolidated revenue	$9,562,190	$57,721,692	$24,867,393	$194,267,650

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2022	2021	2022
Mainland China	$8,302,259	42,538,023	$21,304,496	$157,154,465
Europe	1,042,996	15,033,148	3,322,534	36,908,248
Others	216,935	150,521	240,363	204,937
Total	$9,562,190	$57,721,692	$24,867,393	$194,267,650

Substantially all of the Company’s long-lived assets are located in the PRC.

29. Subsequent events

In October 2022, the Company has repaid RMB56 million (approximately $7.9 million) loan which obtained from Shaoxing Branch of Bank of Communications Co., Ltd and drawn down another RMB56 million (approximately $7.9 million) on the repayment date under the same facilities for an annual interest rate at 4.15%, repayable by May 16, 2023.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“CBAK Trading” are to our PRC subsidiary, Dalian CBAK Trading Co., Ltd.;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd;

●	“CBAK Suzhou” are to our PRC subsidiary, CBAK New Energy (Suzhou) Co., Ltd;

●	“CBAK Energy” are to our PRC subsidiary, Dalian CBAK Energy Technology Co., Ltd.

●	“BAK Investments” are to our Hong Kong subsidiary, BAK Asia Investments Limited;

●	“CBAK Nanjing” are to our PRC subsidiary, CBAK New Energy (Nanjing) Co., Ltd;

●	“Nanjing CBAK” are to our PRC subsidiary, Nanjing CBAK New Energy Technology Co., Ltd.

●	“Nanjing Daxin” are to our PRC subsidiary, Nanjing Daxin New Energy Automobile Industry Co., Ltd.

●	“Jiangsu Daxin” are to our PRC subsidiary, Daxin New Energy Automobile Technology (Jiangsu) Co., Ltd.

●	“Hitrans” are to our 74.15% owned PRC subsidiary, Zhejiang Hitrans Lithium Battery Technology (we, through CBAK Power, hold 74.15% of registered equity interests of Hitrans, representing 74.72% of paid-up capital);

●	“Guangdong Hitrans” are to Hitrans’s 80% owned PRC subsidiary, Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd.;

●	“Haisheng” are to Hitrans’s wholly-owned PRC subsidiary, Shaoxing Haisheng International Trading Co., Ltd.;

●	“China” and “PRC” are to the People’s Republic of China;

●	“RMB” are to Renminbi, the legal currency of China;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

We are a manufacturer of new energy high power lithium batteries that are mainly used in light electric vehicles, electric vehicles, electric tools, energy storage (such as uninterruptible power supply (UPS) applications) and other high-power applications. Our primary product offering consists of new energy high power lithium batteries, but we are also seeking to expand into the production and sale of light electric vehicles. After completing the acquisition of Hitrans in November 2021, we entered into the business of developing and manufacturing NCM precursor and cathode materials. Hitrans is a leading developer and manufacturer of ternary precursor and cathode materials in China, whose products have a wide range of applications including electric vehicles, electric tools, high-end digital products and storage, among others.

We acquired our operating assets, including customers, employees, patents and technologies from our former subsidiary BAK International (Tianjin) Ltd. (“BAK Tianjin”) in June 2014, in exchange for a reduction in accounts receivable from our former subsidiaries that were disposed of at the same time.

As of September 30, 2022, we report financial and operational information in two segments: (i) production of high-power lithium battery cells and (ii) manufacture and sales of materials used in lithium batteries.

We currently conduct our business through (i) three wholly-owned operating subsidiaries in China that we own through BAK Asia, an investment holding company formed under the laws of Hong Kong on July 9, 2013; (ii) CBAK Nanjing, a wholly-owned subsidiary in China that we own through BAK Investments, an investment holding company formed under the laws of Hong Kong and acquired by us on July 14, 2020; (iii) Nanjing CBAK, a 100% owned subsidiary of CBAK Nanjing; (iv) Nanjing Daxin, a 100% owned subsidiary of CBAK Nanjing; and (v) Hitrans, a subsidiary of CBAK Power, which we own 74.15% of its registered equity interests (representing 74.72% of paid-up capital) through CBAK Power.

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

Due to the growing environmental pollution problem, the Chinese government has been providing support to the development of new energy facilities and vehicles for several years. It is expected that we will be able to secure more potential orders from the new energy market. We believe that with the booming market demand in high power lithium-iron products, we can continue as a going concern and return to sustainable profitability.

Financial Performance Highlights for the Quarter Ended September 30, 2022

The following are some financial highlights for the quarter ended September 30, 2022:

●	Net revenues: Net revenues increased by $48.2 million, or 504%, to $57.7 million for the three months ended September 30, 2022, from $9.6 million for the same period in 2021.

●	Gross profit: Gross profit was $3.5 million, representing an increase of $2.3 million, or 206%, for the three months ended September 30, 2022, from gross profit of $1.1 million for the same period in 2021.

●	Operating loss: Operating loss was $1.5 million for the three months ended September 30, 2022, reflecting a decrease of $1.7 million, or 53%, in loss from an operating loss of $3.2 million for the same period in 2021.

●	Net profit (loss): Net loss was $0.8 million for the three months ended September 30, 2022, compared to a net profit of $20.0 million for the same period in 2021, reflecting a decrease of $20.8 million, or 104%.

●	Fully diluted income (loss) per share: Fully diluted loss per share was $0.00 for the three months ended September 30, 2022, as compared to fully diluted income per share of $0.23 for the same period in 2021.

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

Income tax expenses. Our subsidiaries in PRC are subject to income tax at a rate of 25%, except that Hitrans and CBAK Power are recognized as a “High and New Technology Enterprise” and enjoy a preferential tax rate of 15% from 2021 to 2023. Our Hong Kong subsidiaries are subject to a profits tax at a rate of 16.5%. However, since we did not have any assessable income derived from or arising in Hong Kong, the subsidiaries had not paid any such tax.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2022

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months ended September 30,		Change
	2021	2022	$	%
Net revenues	$9,562	$57,722	48,160	504
Cost of revenues	(8,430)	(54,262)	(45,832)	544
Gross profit	1,132	3,460	2,328	206
Operating expenses:
Research and development expenses	1,816	2,385	569	31
Sales and marketing expenses	510	835	325	64
General and administrative expenses	2,159	1,866	(293)	-14
Recovery of doubtful accounts	(178)	(143)	35	-20
Total operating expenses	4,307	4,943	636	15
Operating profit (loss)	(3,175)	(1,483)	1,692	-53
Finance income, net	129	687	558	433
Other income (expenses), net	70	(991)	(1,061)	-1,516
Impairment of non-marketable equity securities	1	-	(1)	-100
Change in fair value of warrants	22,998	936	(22,062)	-96
Income (loss) before income tax	20,023	(851)	(20,874)	-104
Income tax credit	-	2	2	n/a
Net income (loss)	20,023	(849)	(20,872)	-104
Less: Net (income) loss attributable to non-controlling interests	(4)	848	852	-21,300
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	$20,019	$(1)	(20,020)	-100

Net revenues. Net revenues were $57.7 million for the three months ended September 30, 2022, as compared to $9.6 million for the same period in 2021, representing an increase of $48.2 million, or 504%.

The following table sets forth the breakdown of our net revenues by end-product applications or product types.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended September 30,		Change
	2021	2022	$	%
High power lithium batteries used in:
Electric vehicles	$-	20	20	n/a
Light electric vehicles	227	1,147	920	405
Uninterruptable supplies	9,336	24,679	15,343	164
Trading of raw materials used in lithium batteries	-1	-	1	-100
	9,562	25,846	16,284	170

Materials used in manufacturing of lithium batteries
Cathode	-	11,195	11,195	n/a
Precursor	-	20,681	20,681	n/a
	-	31,876	31,876	n/a
Total	$9,562	$57,722	48,160	504

Net revenues from sales of batteries for electric vehicles were $0.02 million for the three months ended September 30, 2022 as compared to nil in the same period of 2021, representing a 100% increase.

Net revenues from sales of batteries for light electric vehicles were $1.1 million for the three months ended September 30, 2022, as compared to $0.2 million in the same period of 2021, marking an increase of $0.9 million, or 405%. We will continue to penetrate the market for batteries used in light electric vehicles.

Net revenues from sales of batteries for uninterruptable power supplies were $24.7 million for the three months ended September 30, 2022, as compared with $9.3 million in the same period in 2021, representing an increase of $15.3 million, or 164%. We maintain our focus on this market, and sales of batteries for uninterruptable power supplies continue to grow fast.

Overall, net revenues from sales of high power lithium batteries totaled $25.8 million for the three months ended September 30, 2022, representing a year-over-year growth of 170% compared to $9.6 million for the same period of 2021.

Net revenues from sales of materials used in manufacturing of lithium batteries were $31.9 million for the three months ended September 30, 2022, as compared to nil for the same period of 2021. Revenue from sales of battery raw materials was attributable to the newly acquired subsidiary, Hitrans, a leading producer of raw materials such as cathode and precursor for lithium batteries. We aim to strengthen the battery production ecosystem as we seek stable raw material supply and drive greater revenue for our business.

Cost of revenues. Cost of revenues was $54.3 million for the three months ended September 30, 2022, as compared with $8.4 million in the same period in 2021. Cost of revenues includes write-down of obsolete inventories which was $0.3 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. We write down the inventory value whenever there is an indication that it is impaired. However, further write-down may be necessary if market conditions deteriorate.

Gross profit. Gross profit for the three months ended September 30, 2022 was $3.5 million, or 6% of net revenues, as compared to $1.1 million, or 12% of net revenues for the same period in 2021. Gross profit margin decreased mainly due to the increase in raw material prices and the sales of materials used in manufacturing lithium batteries which have a lower profit margin.

Research and development expenses. Research and development expenses increased to $2.4 million for the three months ended September 30, 2022, as compared to $1.8 million for the same period in 2021, an increase of $0.6 million, or 31%. The increase was primarily resulted from the increase in R&D employees’ salaries and benefit expenses by approximately $0.3 million. R&D employees’ salaries and benefit expenses increased due to incorporating R&D personnel of Hitrans and a growing number of employees at Nanjing CBAK. In addition, we incurred expenses for materials used in research and development of $0.2 million and $29,357 for the three months ended September 30, 2022 and 2021, respectively, as a result of our efforts to research and develop upgraded products with lower costs and better performance.

Sales and marketing expenses. Sales and marketing expenses increased to $0.8 million for the three months ended September 30, 2022, as compared to approximately $0.5 million for the same period in 2021, an increase of approximately $0.3 million, or 64%. As a percentage of revenues, sales and marketing expenses were 1.5% and 5% of net revenues for the three months ended September 30, 2022 and 2021, respectively. We incurred shipping and custom declaration expenses of $0.3 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, as we secured more overseas orders for the three months ended September 30, 2022 compared to 2021.

General and administrative expenses. General and administrative expenses decreased to $1.9 million for the three months ended September 30, 2022, as compared to approximately $2.2 million for the same period in 2021, a decrease of approximately $0.3 million, or 14%. The decrease was primarily a result of the decrease in legal fee and listing related fees incurred as a Nasdaq listed public company.

Recovery of doubtful accounts. Recovery of doubtful accounts was $0.2 million for both of the three months ended September 30, 2022 and 2021. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. We have recovered $0.2 million of cash from customers for both of the three months ended September 30, 2022 and 2021.

Operating loss. As a result of the above, our operating loss totaled $1.5 million for the three months ended September 30, 2022, as compared to an operating loss of $3.2 million for the same period in 2021, representing a decrease in operating loss of $1.7 million.

Finance income, net. Finance income, net was $0.7 million for the three months ended September 30, 2022, as compared to finance income of $0.1 million for the same period in 2021, representing an increase in income of $0.6 million, or 433%. The increase was mainly resulted from the change of exchange rates.

Other income (expenses), net. Other expenses were $1 million for the three months ended September 30, 2022, as compared to other income of $69,970 for the same period 2021. The other expenses were mainly resulted from the $2.1 million loss from dismantlement of Hitrans buildings offset by $0.6 million debts release from our suppliers.

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

Income tax. Income tax credit was $2,012 and nil for the three months ended September 30, 2022 and 2021, respectively.

Net income. As a result of the foregoing, we had a net loss of $290 for the three months ended September 30, 2022, compared to a net income of $20.0 million for the same period in 2021.

Comparison of Nine Months Ended September 30, 2021 and 2022

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months ended September 30,		Change
	2021	2022	$	%
Net revenues	$24,867	$194,268	169,401	681
Cost of revenues	(20,798)	(179,956)	(159,158)	765
Gross profit	4,069	14,312	10,243	252
Operating expenses:
Research and development expenses	3,345	7,998	4,653	139
Sales and marketing expenses	1,263	2,362	1,099	87
General and administrative expenses	5,824	6,557	733	13
(Recovery of) provision for doubtful accounts	(437)	69	506	-116
Total operating expenses	9,995	16,986	6,991	70
Operating loss	(5,926)	(2,674)	3,252	-55
Finance income, net	174	72	(102)	-59
Other income (expenses), net	1,619	(1,165)	(2,784)	-172
Impairment of non-marketable equity securities	(690)	-	690	-100
Change in fair value of warrants	57,174	4,699	(52,475)	-92
Income before income tax	52,351	932	(51,419)	-98
Income tax expenses	-	(84)	(84)	n/a
Net income	52,351	848	(51,503)	-98
Less: Net (income) loss attributable to non-controlling interests	(22)	401	423	-1,923
Net income attributable to shareholders of CBAK Energy Technology, Inc.	52,329	1,249	(51,080)	-98

Net revenues. Net revenues were $194 million for the nine months ended September 30, 2022, as compared to $24.9 million for the same period in 2021, representing an increase of $169.4 million, or 681%.

The following table sets forth the breakdown of our net revenues by end-product applications or product type.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine months ended September 30,		Change
	2021	2022	$	%
High power lithium batteries used in:
Electric vehicles	$101	20	-81	-80
Light electric vehicles	336	1,907	1,571	468
Uninterruptable supplies	23,912	64,655	40,743	170
Trading of raw materials used in lithium batteries	518	-	-518	-100
	24,867	66,582	41,715	168

Materials used in manufacturing of lithium batteries
Cathode	-	66,083	66,083	n/a
Precursor	-	61,603	61,603	n/a
	-	127,686	127,686	n/a
Total	$24,867	$194,268	169,401	681

Net revenues from sales of batteries for electric vehicles were $19,991 for the nine months ended September 30, 2022 as compared to $0.1 million in the same period of 2021, representing a decrease of $81,387, or 80%.

Net revenues from sales of batteries for light electric vehicles were $1.9 million for the nine months ended September 30, 2022, as compared to $0.3 million in the same period of 2021, marking an increase of $1.6 million, or 468%. We will continue to penetrate the market for batteries used in light electric vehicles.

Net revenues from sales of batteries for uninterruptable power supplies were $64.7 million in the nine months ended September 30, 2022, as compared with $23.9 million in the same period in 2021, representing an increase of $40.7 million, or 170%. We maintain our focus on this market, and sales of batteries for uninterruptable power supplies continue to grow fast.

Net revenues from sales of materials used in manufacturing of lithium batteries were $127.7 million for the nine months ended September 30, 2022, as compared to nil for the same period of 2021. Revenue from sales of battery raw materials was attributable to the newly acquired subsidiary, Hitrans, a leading producer of raw materials such as cathode and precursor for lithium batteries. We aim to strengthen the battery production ecosystem as we seek stable raw material supply and drive greater revenue for our business.

Cost of revenues. Cost of revenues increased to $180.0 million for the nine months ended September 30, 2022, as compared to $20.8 million for the same period in 2021, an increase of $159.2 million, or 765%. Cost of revenues included write-down of obsolete inventories which were $1.2 million for both nine months ended September 30, 2022 and 2021. We write down the inventory value whenever there is an indication that it is impaired. However, further write-down may be necessary if market conditions deteriorate.

Gross profit. Gross profit for the nine months ended September 30, 2022 was $14.3 million, or 7.4% of net revenues as compared to $4.1 million, or 16% of net revenues, for the same period in 2021, representing an increase in gross profit of $10.2 million. Gross profit margin decreased mainly due to the increase in raw material prices and the sales of materials used in manufacturing lithium batteries which have a lower profit margin.

Research and development expenses. Research and development expenses increased to approximately $8.0 million for the nine months ended September 30, 2022, as compared to approximately $3.3 million for the same period in 2021, an increase of $4.7 million, or 139%. The increase was primarily resulted from an increase in R&D employees’ salaries and benefit expenses by approximately $1.8 million. R&D employees’ benefit expenses increased due to incorporating Hitrans’s personnel and a growing number of employees at Nanjing CBAK. In addition, we incurred $2.0 million in materials, testing and development cost for the manufacture and sale of materials used in high-power lithium battery cells segment and $0.5 million of R&D operating expenses by incorporating Hitrans’s R&D expenses during the nine months ended September 30, 2022.

Sales and marketing expenses. Sales and marketing expenses were $2.4 million for the nine months ended September 30, 2022, as compared to $1.3 million for the same period in 2021, an increase of $1.1 million, or 87%. As a percentage of revenues, sales and marketing expenses were 1.2% and 5.1% of revenues for the nine months ended September 30, 2022 and 2021, respectively. The increase mainly resulted from an increase in salary and benefit expenses for sales and marketing employees by approximately $0.3 million. Such increase is due to (i) incorporating sales and marketing personnel of Hitrans, (ii) a growing number of employees at Nanjing CBAK and (iii) pay raises for sales and marketing employees for growth in revenue. In addition, we incurred shipping and custom declaration expenses of $0.8 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively, as we secured more overseas orders for the nine months ended September 30, 2022 compared to 2021.

General and administrative expenses. General and administrative expenses increased to $6.6 million for the nine months ended September 30, 2022, as compared to $5.8 million for the same period in 2021, representing an increase of $0.7 million, or 13%. The increase was primarily resulted from a significant increase in administrative employees’ salaries and benefit expenses by approximately $1.0 million. Administrative employees’ salary and benefit expenses increased due to incorporating general and administrative personnel of Hitrans, and a growing number of employees at Nanjing CBAK offset by the decrease of $0.6 million in legal and professional fees for the nine months ended September 30, 2022 compared to $0.9 million for the same period in 2021.

Provision for(recovery of) doubtful accounts. Provision for doubtful accounts was $68,651 for the nine months ended September 30, 2022, as compared to a recovery of doubtful accounts of $437,475 for the same period in 2021. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $2.7 million for the nine months ended September 30, 2022, as compared to $5.9 million for the same period in 2021, representing a decrease of $3.3 million in loss, or 55%.

Finance income, net. Finance income, net decreased to $71,869 for the nine months ended September 30, 2022, as compared to finance income approximately $0.2 million for the same period last year, representing a decrease of $0.1 million in finance income, or 59% as a result of the change of exchange rates and increase of interest expenses due to increase of loan balances.

Other income (expenses), net. Other expenses were $1.2 million for the nine months ended September 30, 2022, as compared to other income, net of $1.6 million for the same period of 2021. The decrease was primarily resulted from a $2.7 million loss from dismantlement of Hitrans’s buildings and disposal of assets.

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

Income tax. Income tax was nil and nil for the nine months ended September 30, 2022 and 2021, respectively.

Net income. As a result of the foregoing, we had a net income of $1.3 million for the nine months ended September 30, 2022, compared to a net income of $52.4 million for the same period in 2021.

Liquidity and Capital Resources

We had financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock and other equity-linked securities.

We generated a net income of $1.3 million for the nine months ended September 30, 2022. As of September 30, 2022, we had cash and cash equivalents and restricted cash of $41.6 million. Our total current assets were $129.2 million and our total current liabilities were $115.9 million, resulting in a net working capital of $13.3 million.

As of September 30, 2022, we had an accumulated deficit of $121.2 million. We had an accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of September 30, 2022. The report from our independent registered public accounting firm for the year ended December 31, 2021 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern.

These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On November 16, 2021, we obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $17.9 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. Under the facility, we have borrowed a total of RMB56.0 million (approximately $8.8 million) and RMB76.1 million (approximately $10.7 million) as of December 31, 2021 and September 30, 2022, respectively, for varying terms ending between November 16, 2022 and May 16, 2023, bearing interest at 4.15% - 4.35% per annum. Subsequent to September 30, 2022, we have repaid RMB56 million (approximately $7.9 million) and drawn down another RMB56 million (approximately $7.9 million) under the same facility for an annual interest rate at 4.15%, repayable by May 16, 2023.

In October to December 2020, we borrowed a series of acceptance bills from China Merchants Bank totaled RMB13.5 million (approximately $2.07 million) for various terms through April to June 2021, which was secured by the Company’s cash totaled RMB13.5 million (approximately $2.07 million). We repaid the bills through April to June 2021.

On April 19, 2021, we obtained five-year acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB84.4 million (approximately $13.2 million). Any amount drawn under the facilities requires security in the form of cash or bank acceptance bills receivable of at least the same amount. Under the facilities, as of December 31, 2021, we borrowed a total of RMB10 million (approximately $1.6 million) from Bank of Ningbo Co., Ltd in the form of bills payable for a various term expiring from January to February 2022, which was secured by the Company’s cash totaled RMB10 million (approximately $1.6 million). We repaid the bills in January to February 2022.

On March 21, 2022, we renewed the above acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB71.6 million ($10.1 million) with other terms remain the same. Under the facilities, as of September 30, 2022, we borrowed a total of RMB11.5 million (approximately $1.6 million) in the form of bills payable for various terms expiring from November 2022 to March 2023, which was secured by our cash totaling RMB11.5 million (approximately $1.6 million).

On January 17, 2022, we obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the PBOC for short-term loans, which is 3.85% per annum. The facility was guaranteed by our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We borrowed RMB10 million (approximately $1.4 million) on the same date for a term until January 16, 2023.

On February 9, 2022, we obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 124% of benchmark rate of the PBOC for short-term loans, which is 4.94% per annum. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We borrowed RMB10 million (approximately $1.4 million) on the same date for a term until January 28, 2023.

On March 8, 2022, we obtained a one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 5.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. We borrowed RMB10 million (approximately $1.4 million) on the same date. On May 17, 2022, we repaid the loan principal and related loan interests.

On April 28, 2022, we obtained a three-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB12 million (approximately $1.7 million) with the term from April 21, 2022 to April 21, 2025. The facilities were guaranteed by our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, we borrowed RMB10 million (approximately $1.4 million) on April 29, 2022, bearing interest at 3.95% per annum for a term until April 29, 2023.

On June 22, 2022, we obtained another one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 4.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and our CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.4 million) on the same date for a term until June 21, 2023.

On September 25, 2022, we entered into a new one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.3 million) bearing interest rate at 4.81% per annum. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We borrowed RMB9 million (approximately $1.3 million) on September 27, 2022 for a term until September 24, 2023.

Wey borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB80.0 million (approximately $11.2 million) for various terms through October 2022 to March 2023, which was secured by our cash totaling RMB80.0 million (approximately $11.2 million).

We borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB55.8 million (approximately $7.8 million) for various terms through October 2022 to March 2023, which was secured by the Company’s cash totaling RMB53.3 million (approximately $7.5 million) and our bills receivable totaling RMB4.0 million (approximately $0.6 million).

We borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaling RMB28.8 million (approximately $4.0 million) for various terms through October to November 2022, which was secured by our cash totaling RMB28.8 million (approximately $4.0 million).

We borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaling RMB5.5 million (approximately $0.8 million) for various terms ending in March 2023, which was secured by our cash totaling RMB5.5 million (approximately $0.8 million).

We borrowed a series of acceptance bills from China Merchants Bank Dalian Branch totaling RMB91.2 million (approximately $12.8 million) for various terms through November 2022 to March 2023, which was secured by our cash totaling RMB91.2 million (approximately $12.8 million).

As of September 30, 2022, we had unutilized committed banking facilities of $6.2 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine Months Ended
	September 30,
	2021	2022
Net cash (used in) provided by operating activities	$(7,240)	$16,695
Net cash used in investing activities	(47,504)	(9,923)
Net cash (used in) provided by financing activities	51,049	12,401
Effect of exchange rate changes on cash and cash equivalents	570	(3,890)
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,125)	15,282
Cash and cash equivalents and restricted cash at the beginning of period	20,671	26,354
Cash and cash equivalents and restricted cash at the end of period	$17,546	41,636

Operating Activities

Net cash provided by operating activities was $17.0 million in the nine months ended September 30, 2022, as compared to net cash used in operating activities of $7.2 million in the same period in 2021. The net cash provided by operating activities in the nine months ended September 30, 2022 was mainly attributable to our net income of $5.9 million (before loss on disposal of property, plant and equipment, non-cash depreciation and amortization, recovery of doubtful debts, write-down of inventories, share-based compensation and change in fair value of warrant liability), a decrease of $24.4 million in trade accounts, an increase of $6.8 million of prepayments and other receivables, an increase of $29.0 million in inventory and an increase of $4.7 million receivable from our former subsidiary, partially offset by $13.1 million decrease of trade and bills payables.

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

Investing Activities

Net cash used in investing activities was $9.9 million for the nine months ended September 30, 2022, as compared to $47.5 million in the same period of 2021. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress.

Net cash used in investing activities for the nine months ended September 30, 2021 mainly consisted of deposit paid for acquisition of a majority-owned subsidiary of $8.3 million, purchase of non-marketable equity securities of $1.4 million and purchase of property, plant and equipment and construction in progress of $17.5 million and loan to Hitrans of $20.2 million.

Financing Activities

Net cash provided by financing activities was $10.9 million in the nine months ended September 30, 2022, compared to net cash provided by financing activities of $51.0 million during the same period in 2021. The net cash provided by financing activities in the nine months ended September 30, 2022 mainly comprised proceeds of $12.0 million from bank borrowings, $1.5 million borrowings from shareholders and $1.5 million borrowings from unrelated parties and $1.4 million injection from non-controlling interests, partially offset by repayment of bank borrowings of $1.5 million and repayment of borrowings from Mr. Ye Junnan of $3.8 million.

Net cash provided by financing activities in the nine months ended September 30, 2021 mainly comprised proceeds of $65.5 million from issuance of shares, partially offset by repayment of bank borrowings of $13.9 million, repayment of borrowings from unrelated and related parties of $0.4 million and $0.2 million, respectively.

As of September 30, 2022, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Shaoxing Branch of Bank of Communications Co., Ltd	$16,961	$11,072
Industrial and Commercial Bank of China Limited	1,686	1,405
	18,647	12,477
Short-term credit facilities:
China Zheshang Bank Co., Ltd	1,405	1,405
Jiangsu Gaochun Rural Commercial Bank	2,670	2,670
Agricultural Bank of China	1,405	1,405
	5,480	5,480
Other lines of credit:
Shaoxing Branch of Bank of Communications Co., Ltd	384	384
Agricultural Bank of China	11,239	11,239
Bank of Ningbo. Nanjing Gaochun Branch	1,619	1,619
China Zheshang Bank Co., Ltd	11,892	11,892
China Merchants Bank Co., Ltd, Dalian Development Zone Branch	12,812	12,812
	37,946	37,946
Total	$62,073	$55,903

Capital Expenditures

We incurred capital expenditures of $17.5 million and $9.8 million in the nine months ended September 30, 2021 and 2022, respectively. Our capital expenditures were used to construct and upgrade our manufacturing facilities in Dalian and Nanjing.

We estimate that our total capital expenditures for the year ending December 31, 2022 will reach approximately $12 million. Such funds are primarily used to expand new automatic manufacturing lines of battery as well as light electric vehicle production lines.

Off-Balance Sheet Transactions

(i) We have not entered into any transactions, agreements or other contractual arrangements to which an entity unconsolidated with us is a party and under which we have any obligation under a guarantee, (ii) any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity, (iii) any obligation under derivative instruments that are indexed to our shares and classified as shareholders’ equity in our consolidated balance sheets, or (iv) any obligation arising out of a variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information set forth in Note 23 “Commitments and Contingencies—(ii) Litigation” to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 15, 2022, as amended by Amendment No.1 on Form 10-K/A filed on November 10, 2022.

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

Date: November 14, 2022

CBAK ENERGY TECHNOLOGY, INC.

	By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

By:	/s/ Xiangyu Pei
Xiangyu Pei
Interim Chief Financial Officer