Form 10-K
period 2022-12-31
CBAK Energy Technology, Inc.
filed 2023-04-14
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 001-32898

CBAK ENERGY TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0442833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CBAK Industrial Park, Meigui Street, Huayuankou Economic Zone, Dalian City, Liaoning Province, China	116450
(Address of principal executive offices)	(Zip Code)

(86) (411)-3918-5985

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CBAT	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $1.07 per share) was approximately $83.1 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 89,007,525 shares of the registrant’s common stock outstanding as of April 10, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CBAK ENERGY TECHNOLOGY, INC.

Annual Report on Form 10-K

i

INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“CBAK Trading” are to our PRC subsidiary, Dalian CBAK Trading Co., Ltd.;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd.;

●	“CBAK Suzhou” are to our 90% owned PRC subsidiary, CBAK New Energy (Suzhou) Co., Ltd.;

●	CBAK Energy” are to our PRC subsidiary, Dalian CBAK New Energy Technology Co., Ltd.;

●	“BAK Investments” are to our Hong Kong subsidiary, BAK Asia Investments Limited;

●	“CBAK Nanjing” are to our PRC subsidiary, CBAK New Energy (Nanjing) Co., Ltd;

●	“Nanjing CBAK” are to our PRC subsidiary, Nanjing CBAK New Energy Technology Co., Ltd.;

●	“Jiangsu Daxin” are to our PRC subsidiary, Daxin New Energy Automobile Technology (Jiangsu) Co., Ltd.;

●	“Nanjing BFD” are to our PRC subsidiary, Nanjing BFD New Energy Technology Co., Ltd., a company that was previously named Nanjing Daxin New Energy Automobile Industry Co., Ltd. until February 24, 2023;

●	“Hitrans” are to our 67.33% owned PRC subsidiary, Zhejiang Hitrans Lithium Battery Technology (we hold 67.33% of registered equity interests of Hitrans, representing 69.12% of paid-up capital), through CBAK Power previously. On March 10, 2023, CBAK Power entered into an agreement with Nanjing BFD to transfer the 67.33% equity interests CBAK Power holds in Hitrans to Nanjing BFD. As of the date of this report, the registration of the equity transfer with the local government is still in process. Following the transaction, Nanjing BFD shall become the controlling shareholder of Hitrans, while CBAK Power no longer holds any of Hitrans’s equity interests.

●	“Guangdong Hitrans” are to Hitrans’s 80% owned PRC subsidiary, Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd.;

●	“Haisheng” are to Hitrans’s wholly-owned PRC subsidiary, Shaoxing Haisheng International Trading Co., Ltd.;

●	“RMB” are to Renminbi, the legal currency of China;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

There are significant legal and operational risks and uncertainties associated with having substantially all operations in China. The PRC government has significant authority to exert influence on the ability of a company with substantial operations in China, like us, to conduct its business, accept foreign investments or be listed on a U.S. stock exchange. For example, we face risks associated with PRC regulatory approvals of offshore offerings, anti-monopoly regulatory actions, cybersecurity, data privacy and from U.S. regulators if there is a lack of inspection from the U.S. Public Company Accounting Oversight Board, or PCAOB, on our auditors, which is further discussed below under “—The Holding Foreign Companies Accountable Act” and in various risk factors in “Item 1A. Risk Factors.” The PRC government may also intervene with or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government publishes from time to time new policies that can significantly affect our industry in which we operate and we cannot rule out the possibility that it will in the future further release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Any such action, once taken by the PRC government, could cause the value of our common stock to significantly decline or in extreme cases, become worthless.

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

For additional information, see “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we conduct our business activities. Its oversight and discretion over our business could result in a material adverse change in our operations and the value of our common stock. Changes in laws, regulations and policies in China and uncertainties with respect to the PRC legal system could materially and adversely affect us. In addition, rules and regulations in China can change quickly with little advance notice” on page 13, “Risk Factors—Risks Related to Doing Business in China—Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice” on page 15 and Risk Factors—Risks Related to Doing Business in China—There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations” on page 16.

The Holding Foreign Companies Accountable Act

In December 2021, the SEC adopted rules (the “Final Rules”) to implement the Holding Foreign Companies Accountable Act (the “HFCAA”). The HFCAA includes requirements for the SEC to identify issuers who file annual reports with audit reports issued by independent registered public accounting firms located in foreign jurisdictions that the Public Company Accounting Oversight Board (“PCAOB”) is unable to inspect or investigate completely because of a position taken by a non-U.S. authority in the accounting firm’s jurisdiction (“Commission-Identified Issuers”). The HFCAA also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s independent registered public accounting firm for three consecutive years since 2021, the SEC shall prohibit the issuer’s securities registered in the United States from being traded on any national securities exchange or over-the-counter markets in the United States. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, and on December 29, 2022, legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, including our auditor. In May 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this annual report on Form 10-K. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were so identified for two consecutive years, we would become subject to the prohibition on trading under the HFCAA, as amended.

For additional information, see “Risk Factor—Risks Related to Doing Business in China—The PCAOB had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our auditor in the past has deprived our investors of the benefits of such inspections. Our common stock may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of our common stock, or the threat of its being delisted, may materially and adversely affect the value of your investment.” on page 13.

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

In connection with our previous issuance of securities, under current PRC laws, regulations and regulatory rules, as of the date of this annual report, we believe that we and our PRC subsidiaries, (i) are not required to obtain permissions from the China Securities Regulatory Commission (“CSRC”), (ii) are not required to go through cybersecurity review by the Cyberspace Administration of China (the “CAC”), and (iii) have not received or were denied such requisite permissions by any PRC authority. We cannot guarantee that the regulators will agree with us. As of the date hereof, we have not been involved in any investigations for cybersecurity review made by the CAC, and we have not received any inquiry, notice, warning, or sanctions in such respect.

However, the PRC government has recently indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. The CSRC published the Trial Measures and Listing Guidelines on February 17, 2023, designed to regulate overseas securities offerings by PRC domestic companies. On February 24, 2023, the CSRC, together with the Ministry of Finance, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions on Strengthening Confidentiality and Archives Administration for Overseas Securities Offering and Listing, which were issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009, or the “Provisions.” The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and came into effect on March 31, 2023 together with the Trial Measures.

Given the recent nature of the introduction of the above Trial Measures, Listing Guidelines, and Revised Provisions, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities. Notwithstanding the foregoing, as of the date of this report, we are not aware of any PRC laws or regulations in effect requiring that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, or sanction from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations.

For additional information, see “Risk Factor—Risks Related to Doing Business in China—The PRC government has increasingly strengthened oversight in offerings conducted overseas or on foreign investment in China-based issuers, which could result in a material change in our operations and our common stock could decline in value or become worthless.” on page 14.

Cash and Asset Flows through Our Organization

Under relevant PRC laws and regulations, we are permitted to provide funding from the proceeds of our overseas fund raising activities to our PRC subsidiaries only through loans or capital contributions. In the fiscal years ended December 31, 2021 and 2022, we transferred $69.1 million and nil to our PRC subsidiaries as capital contribution, respectively. As of December 31, 2022, CBAK Energy Technology, Inc., the Nevada issuer, had made cumulative capital contributions of $136.2 million to our existing PRC subsidiaries, which were accounted as long-term investments by us.

Before Hitrans was acquired by us in November 2021, it declared dividends twice. In January 2020, Hitrans declared dividends for the years ended December 31, 2018 and 2019. A dividend of $2,958,048 was declared and paid to its shareholder Zhejiang Meidu Graphene Technology Co., Ltd. For other shareholders, a total dividend of $2,480,944 was declared in January 2020 but remains unpaid. In March 2018, Hitrans declared a dividend of $1,333,135 for the year ended December 31, 2017, among which $533,254 was paid in July 2018 and the remaining $799,881 was paid in 2019. Except for the above dividends, we and our PRC subsidiaries have not previously declared or paid any cash dividend or dividend in kind, and have no plan to declare or pay any dividends in the near future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Under PRC laws and regulations, we are subject to various restrictions on intercompany fund transfers and foreign exchange control. To the extent our cash is in the PRC or held by a PRC entity, the funds may not be available for the distribution of dividends to our investors, or for other use outside of the PRC, due to the restrictions and limitations on our ability imposed by the PRC government to transfer cash. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of mainland China. Our PRC subsidiaries receive substantially all revenue in RMB. Our PRC subsidiaries may pay dividends only out of their accumulated after-tax profits, if any, upon satisfaction of relevant statutory conditions and procedures and determined in accordance with Chinese accounting standards and regulations. If the PRC foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy the foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders. Additionally, we may make loans to our PRC subsidiaries subject to the approval from or registration with PRC governmental authorities and limitation on amount, or we may make additional capital contributions to our PRC subsidiaries. PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using our funds to make loans or additional capital contributions to our PRC subsidiaries, which could materially and adversely affect the liquidity of our PRC subsidiaries and our ability to fund and expand our business in the PRC, and cause the value of our securities to significantly decline or become worthless. We cannot assure you that the PRC government will not intervene in or impose restrictions on our ability to make intercompany cash transfers.

For additional information, see “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we conduct our business activities. Its oversight and discretion over our business could result in a material adverse change in our operations and the value of our common stock. Changes in laws, regulations and policies in China and uncertainties with respect to the PRC legal system could materially and adversely affect us. In addition, rules and regulations in China can change quickly with little advance notice.” on page 13 and “Risk Factors—Risks Related to Doing Business in China—PRC regulation of loans to, and direct investment in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent CBAK Energy Technology, Inc. from making additional capital contributions or loans to its PRC subsidiaries” on page 18.

Summary of Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of significant risk factors and uncertainties that may affect our business, which are discussed in more detail below under “Item 1A. Risk Factors” included in this Annual Report on Form 10-K:

●	The PCAOB had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our auditor in the past has deprived our investors of the benefits of such inspections. Our common stock may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of our common stock, or the threat of its being delisted, may materially and adversely affect the value of your investment.

●	The PRC government exerts substantial influence over the manner in which we conduct our business activities. Its oversight and discretion over our business could result in a material adverse change in our operations and the value of our common stock. Changes in laws, regulations and policies in China and uncertainties with respect to the PRC legal system could materially and adversely affect us. In addition, rules and regulations in China can change quickly with little advance notice.

v

●	The PRC government has increasingly strengthened oversight in offerings conducted overseas or on foreign investment in China-based issuers, which could result in a material change in our operations and our common stock could decline in value or become worthless.

●	Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	CBAK Energy Technology, Inc., as a holding company incorporated in Nevada, the United States, without material operations of its own, relies on dividends and other distributions on equity paid by its PRC operating subsidiaries for its cash needs.

●	Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

●	Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

●	Our business has been and may continue to be adversely affected by the ongoing global COVID-19 pandemic or other health epidemics and outbreaks.

●	The acquisition of a controlling interest in Hitrans may fail to result in anticipated benefits but has involved significant investment and commitment of financial and other resources.

●	There are inherent risks associated with new product development and our efforts to develop and market new products could fail.

●	Our failure, if any, to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.

●	Our efforts to enter into the light electric vehicle business could fail.

●	Maintaining our R&D activities and manufacturing operations require significant capital expenditures, and our inability or failure to maintain our operations could have a material adverse impact on our market share and ability to generate revenue.

●	We face intense competition from other battery manufacturers and cathode material and precursor producers, many of which have significantly greater resources.

●	We are dependent on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

●	Our business depends on the growth in demand for light electric vehicles, electric vehicles, electric tools, energy storage, such as UPS application, and other high-power electric devices.

●	Our success, in part, depends on the success of manufacturers of the end applications that use our products, and our failure to gain acceptance of our products from such manufacturers could materially and adversely affect our results of operations and profitability.

●	We do not have product liability insurance for claims against our product quality. Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

●	We do not have long-term purchase commitments from our customers, which may result in significant uncertainties and volatility with respect to our revenue from period to period.

●	We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

●	Numerous factors, many of which are beyond our control, may cause the market price of common stock to fluctuate significantly.

●	Techniques employed by short sellers may drive down the market price of the common stock of CBAK Energy Technology, Inc.

●	Other risks identified in this report and in our other reports filed with the SEC, including those identified in “Item 1A. Risk Factors” below.

Enforceability of Civil Liabilities

There is uncertainty as to whether the courts of China would:

●	recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States; or

●	entertain original actions brought in each respective jurisdiction against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

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

PART I

ITEM 1. BUSINESS.

Overview of Our Business

We are a manufacturer of new energy high power lithium batteries that are mainly used in light electric vehicles, electric vehicles, electric tools, energy storage such as uninterruptible power supply (UPS) application, and other high-power applications. Our primary product offering consists of new energy high power lithium batteries, but we are also seeking to expand into the production and sale of light electric vehicles. After completing the acquisition of 81.56% of registered equity interests (representing 75.57% of paid-up capital) of Hitrans in November 2021, we entered into the business of developing and manufacturing NCM precursor and cathode materials. Hitrans is a leading developer and manufacturer of ternary precursor and cathode materials in China, whose products have a wide range of applications including electric vehicles, electric tools, high-end digital products and storage, among others.

We acquired most of our operating assets, including customers, employees, patents and technologies from our former subsidiary BAK International (Tianjin) Ltd. (“BAK Tianjin”). We acquired these assets in exchange for a reduction in accounts receivable from our former subsidiaries that were disposed of in June 2014.

As of December 31, 2022, we report financial and operational information in two segments: (i) production of high-power lithium battery cells, and (ii) manufacture and sale of materials used in high-power lithium battery cells.

Our business has been and may continue to be adversely affected by the COVID-19 pandemic or other health epidemics and outbreaks. A wave of infections caused by the Omicron variant emerged in Shanghai in early 2022, and a series of restrictions and quarantines were implemented to contain the spread in Shanghai and other regions. Our manufacturing facilities in Dalian, Nanjing and Shaoxing were not producing at full capacity when restrictive measures were in force during 2022, which negatively affected our operational and financial results. China began to modify its zero-COVID policy at the end of 2022, and most of the travel restrictions and quarantine requirements were lifted in December 2022.

We generated revenues of $248.7 million and $52.7 million for the fiscal years ended December 31, 2022 and 2021, respectively. We had a net loss of $10.5 million and net profit of $61.6 million in the fiscal years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $131.7 million and net assets of $125.2 million. We had an accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of December 31, 2022.

Favorable Policies for New Energy Vehicles

The clean energy industry is of strategic importance in China, and the government has been providing support for the development of new energy facilities and vehicles for several years. We anticipate securing more potential orders from the new energy market. With the growing demand for high-power lithium-iron products, we are optimistic about our future prospects.

Starting in 2015, the Chinese government has been providing consumers with subsidies for purchases of electric vehicles. Subsidies vary depending on electric vehicles’ endurance mileages, battery pack energy density, energy consumption level and others, as a result of which new energy vehicles providing long driving range and high technical performance get higher subsidies. Between 2017 and 2020, the Chinese government gradually decreased subsidy levels for electric vehicles year by year. On April 23, 2020, the Chinese government extended these subsidies for another two years with a planned reduction of 10%, 20% and 30% in 2020, 2021 and 2022, respectively. Ultimately, these subsidies were discontinued entirely on December 31, 2022.

On the other hand, for the purposes of establishing a long-term mechanism for the administration of energy conservation and new energy vehicles, and promoting the development of the automobile industry, the Chinese government has implemented several policies to stimulate the production of new energy vehicles. On December 26, 2017, the Chinese government issued a policy to exempt purchase tax levied on electric vehicles for three years until 2020. In March 2020, the Chinese government extended such purchase tax exemption to 2022. In September 2022, the Chinese government again extended the purchase tax exemption to the end of 2023.

On September 28, 2017, China's Ministry of Industry and Information Technology introduced the Measures for Parallel Administration policy. This policy monitors Average Fuel Consumption Credits and New Energy Vehicle Credits for passenger vehicle manufacturers. If a manufacturer has negative credits, high-fuel consumption vehicle production will be suspended. Positive credits can be transferred among affiliated enterprises, while negative credits require compensation or purchasing of positive new energy vehicle credits. This policy incentivizes automakers to produce more new energy vehicles, and it became effective on April 1, 2018.

On October 20, 2020, the State Council of PRC issued a new round of “Development Plan for New Energy Vehicles Industry (2021-2035)” (“Plan”), which is a successor to the previously published “Development Plan for Energy Conservation and New Energy Vehicles Industry (2012-2020)”. The Plan acknowledges various challenges faced by Chinese new energy vehicle manufacturers and emphasizes the need to enhancing R&D ability, expanding infrastructure and promoting industry-wide integration. The Plan further outlined the policy and administrative support that would be provided to the industry, reaffirming the importance of new energy vehicle development for China.

On January 21, 2021, the Ministry of Transport of PRC issued a new policy named “the 14th Five-year Development Plan for Green Transport” (the “14th Five-year Plan”), which aims to accelerate the adoption of new energy and clean energy vehicles for urban buses, taxis and logistical vehicles. The 14th Five-year Plan mandates that, in designated national ecological experimental zones and air pollution control zones, new energy vehicles must comprise at least 80% of buses, taxis and logistical vehicles.

On October 24, 2021, the State Council of PRC issued a new policy named the “Action Plan to Peak Carbon Dioxide Emissions before 2030” (the “Action Plan”), which further underscores the significance of promoting clean energy generation facilities and expanding charging networks for new energy vehicles. The Action Plan reflects the determination of the Chinese government in reducing carbon dioxide emissions and providing support to the development of the new energy industry.

On November 15, 2021, the Chinese Ministry of Industry and Information Technology introduced a new policy named “the 14th Five-year Plan for Green Industrial Development.” This policy sets forth a target to achieve significant progress in battery recycling for energy storage and power battery sectors by 2025.

On April 25, 2022, China’s General Office of the State Council issued a new guideline named “Guideline on Further Stimulation and Recovery of Consumption.” This guideline highlights the necessity of promoting green energy vehicles in the public transportation space.

We believe these energy efficiency policies will foster healthy development in the new energy vehicles market in the long term. In the short term, the extension of the purchase tax exemption policy alleviates pressure on electric vehicle manufacturers, benefiting the Chinese EV battery market. China’s new energy market has experienced rapid growth. According to the Chinese Ministry of Industry and Information Technology (the “MIIT”), there are 7,058,000 new energy vehicles manufactured and 6,887,000 sold in 2022, representing 96.9% and 93.4% increases from 2021. However, as subsidies end in 2022, the electric vehicle market will face full competition. We believe this situation presents growth potential for the light electric vehicle market, including electric bicycles, as well as the energy storage market. MIIT data shows a 130% increase in installed capacity in the energy storage market compared to 2021. We plan to maintain our focus on cylindrical batteries for UPS and other energy storage markets, while allocating resources to higher energy density products for the light electric vehicle market. We are also researching new products to meet EV market demand. Our strategies involve closely monitoring market changes and adjusting operations as needed.

Expansion of Manufacturing Capabilities

In June 2020, our wholly-owned subsidiary, BAK Asia entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), pursuant to which we intend to develop certain lithium battery projects which are expected to have a total production capacity of 20 GWh per year. As of December 31, 2022, we had received government subsidies in an amount of RMB47.1 million (approximately $7.4 million) from Gaochun EDZ. We plan to attain a total capacity of 20 GWh per year to produce lithium batteries for the light electric vehicle (LEV), electric vehicle, and energy storage sectors. The Company expects to achieve such capacity expansion through two phases of construction: Phase I was constructed in 2021 and will reach an annual production capacity of 2 GWh by the end of 2023.  Phase II is anticipated to complete by the end of 2025 to reach the remaining 18 GWh of the planned annual production capacity expansion. The actual production capacity and construction timelines of such battery projects are subject to revision and adjustment based on the market acceptance of our new battery products. The first-phase construction that has been completed occupies an area of approximately 27,173 square meters. We are installing production lines of model 32140 battery, a new battery model as further described below, in the Phase-I facility. As of December 31, 2022, a total capacity of 0.7 GWh per year was put into operation in Phase I, and we had started the second-phase construction. We aim to complete constructing the infrastructure for the initial 60,949 square meters by the third quarter of 2023.

Further, a new production line in Dalian, with an annual capacity of 0.4 GWh, has been operating to produce additional 100,000 model 26650 batteries daily due to increased demands for our model 26650 batteries. Furthermore, the Company continues to renovate its existing facilities, upgrade its equipment, add new equipment, improve its product functionality, and enhance the raw materials and components used for production.

Development of New Battery Models

Currently, our primary battery product offering consists of model 26650, 26700 and 32140 lithium cells which account for approximately 67% of our battery sales in 2022. Model 26650, 26700 and 32140 batteries can be used in light electric vehicles, electric vehicles, electric tools, energy storage such as uninterruptible power supply (UPS) application, and other high-power applications.

To maintain our competitive position, we have developed model 32140 large-sized cylindrical “tabless” battery which is being produced in our Nanjing manufacturing center. Model 32140 batteries can be used in end applications such as light electric vehicles, electric vehicles, electric tools and energy storage.

We also announced in February 2021 that we had started the trial production of special 26650 lithium battery, which was designed for application in ultra-low temperature. Capable of operating with high efficiency in low-temperature environments, the special 26650 battery can be used in high-latitude and high-altitude settings, such as ultra-low-temperature energy storage as well as in base stations, transportation, unmanned drones, aviation and aerospace. Additionally, it can be employed in other circumstances that require ultra-low-temperature cells.

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

Prior to the Acquisition, CBAK Power and Hangzhou Juzhong Daxin Asset Management Co., Ltd. (“Juzhong Daxin”) entered into a framework investment agreement (the “Letter of Intent”) for a potential acquisition of Hitrans, and CBAK Power paid RMB20 million ($3.10 million) to Juzhong Daxin as a security deposit under the Letter of Intent. On July 27, 2021, Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power. Juzhong Daxin has refused to refund an additional RMB3 million ($0.5 million), claiming that the amount was a justified risk premium for their facilitation of the acquisition. CBAK Power believes this assertion is baseless and has initiated legal proceedings against Juzhong Daxin to recover the outstanding RMB3 million.

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

On July 8, 2022, Hitrans held a shareholder meeting to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.2 million) and to accept an investment of RMB22 million (approximately $3.1 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and another investment of RMB18 million (approximately $2.5 million) from Mr. Haijun Wu (collectively, the “Management Shareholder Investment”). Under the resolution, 10% of the Management Shareholder Investment (RMB4 million or $0.5 million) will be counted towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.1 million) will be treated as additional paid-in capital. 25% of the Management Shareholder Investment was required to be in place before August 15, 2022. As of September 30, 2022, RMB10 million (approximately $1.4 million), representing 25% of the Management Shareholder Investment was received. Another 25% (RMB10 million) and 50% (RMB20 million) of the Management Shareholder Investment were required to be received before December 31, 2022   and June 30, 2024, respectively. As of December 31, 2022, the 25% (RMB10 million) of the Management Shareholder Investment was not received. In addition, in 2022, CBAK Power injected an additional RMB60 million (approximately $8.7 million) in Hitrans comprising RMB6 million ($0.9 million) towards Hitrans’s registered capital and RMB54 million ($7.8 million) as additional paid-in capital.

On December 8, 2022, CBAK Power entered into agreements with five investors (together, the “Hitrans Investors”) to transfer an aggregate of 6.8183% equity interests CBAK Power holds in Hitrans to these Hitrans Investors. Among the five investors, four of them invested RMB5 million (approximately $0.7 million) each to obtain 1.1364% equity interests, respectively, while the fifth investor paid RMB10 million (approximately $1.5 million) to acquire 2.2727% equity interests. Following the above financing and transfer transactions, CBAK Power’s equity interests in Hitrans decreased to 67.33%, representing 69.12% of paid up capital, as of December 31, 2022.

The acquisition of Hitrans is a significant step for us in achieving our strategic objectives of enhancing competitiveness, strengthening position in the supply chain and expanding product offerings.

Trends in End Applications of Our Products

Our business, financial condition and results of operations depend on whether end-application manufacturers are willing to use our products. We target the battery markets for light electric vehicles, electric vehicles, electric tools, energy storage such as UPS application, and other high-power electric devices. However, our revenues derived from a specific end-application have been fluctuating depending on various factors such as governmental policies, technological changes, evolving industry standards and customer needs and preferences. After the acquisition of Hitrans, we have broadened our target markets to include battery manufacturers, offering them cathode materials and precursors.

During the period from 2017 to 2019, our largest electric vehicle customers included Dongfeng Autos, Dayun Motor and Yema Auto. Our battery sales in the electric vehicle market have decreased significantly during the period of 2018–2021 as a result of changes to the Chinese government’s new energy vehicle subsidy policies. More specifically, under the subsidy policies, new energy vehicles receive different subsidies based on their driving range and technical performance. New energy vehicles providing long driving range and high technical performance qualify for higher subsidies and the Chinese government has gradually raised the performance thresholds for electric vehicles to receive subsidies over the years. Since 2019, as the battery packs comprising our primary model 26650 batteries were only able to support energy vehicles that qualify for the lowest level of subsidies, electric vehicle producers do not have the incentive to purchase batteries from us. However, we have been looking for opportunities to re-enter the electric vehicle battery market by continuing to develop batteries suitable for electric vehicles and actively cooperating with previous electric vehicle customers in battery pack after-sales service and technical support. As a result of our efforts, we generated approximately $4.7 million and $0.2 million in revenues from electric vehicle customers in 2022 and 2021, respectively. Our largest revenue-generating market is the energy storage market. We have established partnerships with several leading players in this sector, resulting in ample orders to adequately utilize our production lines.

Our Corporate History and Structure

CBAK Energy Technology, Inc. was incorporated in the State of Nevada on October 4, 1999. The shares of common stock of CBAK Energy Technology, Inc. traded in the over-the-counter market through the Over-the-Counter Bulletin Board between 2005 and May 31, 2006. On May 31, 2006, CBAK Energy Technology, Inc. obtained approval to list its common stock on the Nasdaq Global Market, and trading commenced on the same date under the symbol “CBAK.” Effective November 30, 2018, the trading symbol for the common stock of CBAK Energy Technology, Inc. changed from CBAK to “CBAT.” Effective June 21, 2019, CBAK Energy Technology, Inc.’s common stock started trading on the Nasdaq Capital Market.

We currently conduct our business primarily through (i) three wholly-owned operating subsidiaries in China that we own through BAK Asia, an investment holding company formed under the laws of Hong Kong on July 9, 2013; (ii) CBAK Nanjing, a wholly-owned subsidiary in China that we own through BAK Investments, an investment holding company formed under the laws of Hong Kong and acquired by us on July 14, 2020; (iii) Nanjing CBAK, a 100% owned subsidiary of CBAK Nanjing; (iv) Nanjing BFD, a 100% owned subsidiary of CBAK Nanjing; and (v) Hitrans, a subsidiary of CBAK Power, where CBAK Power owns 67.33% of registered equity interests (representing 69.12% of paid-up capital):

●	CBAK Trading, wholly-owned by BAK Asia, located in Dalian, China, incorporated on August 14, 2013, focuses on the wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service.

●	CBAK Power, wholly-owned by BAK Asia, located in Dalian, China, incorporated on December 27, 2013, focuses on the development and manufacture of high-power lithium batteries.

●	CBAK Suzhou, 90% owned by CBAK Power, located in Suzhou, China, incorporated on May 4, 2018, used to focus on the development and manufacture of new energy high power battery packs. CBAK Suzhou currently does not employee any local staff. Since its lease expired in October 2019, CBAK Suzhou has stopped using the facilities located at its registered address. Some of its business has been transferred to our subsidiaries in Dalian and CBAK Suzhou’s remaining assets are temporarily stored in our facilities in Dalian. We plan to dissolve CBAK Suzhou in 2023.

●	Hitrans, 67.33% owned by CBAK Power, located in Shangyu, Shaoxing, China, incorporated on December 16, 2015, principally engaged in the business of research and development, production and sales of cathode materials and precursors for lithium batteries.

●	Guangdong Hitrans, 80% owned by Hitrans, located in Dongguan, Guangdong, China, incorporated on July 6, 2018, principally engaged in the business of wastes recycling.

●	Haisheng, wholly-owned by Hitrans, located in Shangyu, Shaoxing, China, incorporated on October 9, 2021, principally engaged in the business of raw materials trading.

●	CBAK Energy, wholly-owned by BAK Asia, located in Dalian, China, incorporated on November 21, 2019, focuses on the development and manufacture of lithium batteries, wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service.

●	CBAK Nanjing, wholly-owned by BAK Investments located in Nanjing, China, incorporated on July 31, 2020, focuses on the development and manufacture of lithium batteries, wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service.

●	Nanjing CBAK, wholly owned by CBAK Nanjing, located in Nanjing, China, incorporated on August 6, 2020, focuses on the development and manufacture of lithium batteries, wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service.

●	Nanjing BFD, wholly-owned by CBAK Nanjing, incorporated on November 9, 2020, formally known as Nanjing Daxin, renamed on March 8, 2023, focuses on the development and manufacture of electric bicycle, motorcycle and automotive spare parts, import & export business and related technology consulting service.

●	Jiangsu Daxin, wholly-owned by Nanjing BFD, incorporated on August 4, 2021, focuses on the development and manufacture of electric bicycle, motorcycle and automotive spare parts, import & export business and related technology consulting service.

Almost all of our business operations are conducted primarily through our Chinese subsidiaries. The chart below presents our current corporate structure:

*	On March 10, 2023, CBAK Power entered into an agreement with Nanjing BFD to transfer the 67.33% equity interests CBAK Power holds in Hitrans to Nanjing BFD. As of the date of this report, the registration of the equity transfer with the local government is still in process. Following the transaction, Nanjing BFD shall become the controlling shareholder of Hitrans, while CBAK Power no longer holds any of Hitrans’s equity interests.

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

Many industry insiders reviewed 2014 as the inaugural year for the development of China’s new energy vehicle industry. After explosive growth in 2017, the production and sales of new energy vehicles continued to grow tremendously in 2018, 2020 and 2021, despite a slight decline in 2019. According to Ministry of Industry and Information Technology of China (“MIIT”), from January to December 2018, the production of new energy vehicles in China reached 1,270,000 units - up 43.4 percent year-on-year; and sales in China reached 1,256,000 units - up 61.7 percent year-on-year. In 2019, the production and sales of new energy vehicles reached 1,242,000 units and 1,206,000 units, down 2.3 percent and 4.0 percent year-on-year, respectively. In 2020, the production and sales of new energy vehicles reached 1,366,000 units and 1,267,000 units, up 10.0 percent and 5.1 percent, respectively, from 2019. In 2021, the production and sales of new energy vehicles continued to grow significantly, reaching a record high of 3,545,000 units and 3,521,000 units, both up almost 1.6 times from last year. In 2022, there are 7,058,000 units of new energy vehicles manufactured and 6,887,000 units sold, both up by 96.9% and 93.4%. The subsidy policy on new energy vehicles was discontinued on December 31, 2022. In the short term, we expect that the discontinuation of subsidies will have an adverse impact on the Chinese electric vehicle market in the short term. However, we anticipate that the market will gradually evolve into a highly competitive space in the long term, with new energy vehicles becoming increasingly popular.

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

In India, Southeast Asia and European markets, thanks to the carbon emission and pollution reduction policies promoted by local governments, electric vehicles have been viewed as a solution to replace traditional gasoline-powered vehicles. Unlike electric vehicles whose market has already been fully competitive, light electric vehicles including electric bicycles still have great growth potential.

Energy Storage & Uninterruptible Power Supplies (“UPS”)

Energy storage mainly means storage of electric energy by battery, inductor, and capacitor. Battery energy storage is mainly used for storage of emergency supply, battery car, and redundant energy of power plants. A UPS is a form of energy storage application. A UPS provides emergency power from a separate source when utility power is not available. The most common type of battery used in UPS is Sealed Lead-Acid, however, due to the lithium battery’s relatively small size, light design and environmentally friendly features, the demand for lithium batteries in this industry has been increasing.

Electric Tools

Electric tools such as drills, saws and grinders are used for both commercial and personal use. Due to high power requirements, many electric tools have historically used small combustion engines, used heavier nickel metal hydride batteries or relied on external power sources. Manufacturers of electric tools, such as Milwaukee Electric Tool Corporation, Stanley Black & Decker, Inc., the Bosch Group, Metabowerke GmbH and Rigid Tool Company have begun to use lithium-ion technology. The market for portable high-powered electric tools has been rapidly growing and has prompted many users, both commercial and personal, to replace or upgrade their current power tools.

Sales and Marketing

Currently, our marketing department at headquarters is responsible for promotional efforts. We plan to build an extensive sales and service network in China, highlighted by our presence in the regions where China’s main lithium battery productions are located, such as Tianjin, Shandong Province, Guangdong Province and Jiangsu Province. We intend to gradually establish post-sales service offices in these areas to serve brand owners and pack manufacturers. In doing so, our sales staff works closely with our customers to understand their needs and provide feedback to us so that we can better address their needs and improve the quality and features of our products.

On March 10, 2023, CBAK Power entered into an agreement with Nanjing BFD to transfer the 67.33% equity interests CBAK Power holds in Hitrans to Nanjing BFD. As of the date of this report, the registration of the equity transfer with the local government is still in process. The transfer fee shall be paid to CBAK Power on or before December 31, 2024. Following the transaction, Nanjing BFD shall become the controlling shareholder of Hitrans, while CBAK Power no longer holds any of its equity interests.

We also engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We believe these activities are beneficial to promoting our products and brand name among key industry participants.

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

As of December 31, 2022, CBAK Power held 92 patents in the PRC, two of which will expire between 2024 to 2041. Among the 92 patents, two were acquired by BAK Asia, from an unrelated third party at RMB1 and were contributed as paid-in capital to CBAK Power. As of December 31, 2022, CBAK Energy held 8 patents in the PRC, all of which will expire between 2030 and 2040; Nanjing CBAK held 16 patents in the PRC, all of which will expire between 2031 and 2039; Nanjing BFD held 8 patents in the PRC, all of which will expire between 2031 and 2039; Jiangsu Daxin held 11 patents in the PRC, all of which will expire between 2031 and 2036; and Hitrans held 21 patents in the PRC, all of which will expire between 2028 and 2042.

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

Customers

Currently, major customers for our high power lithium batteries business include Viessmann Faulquemont S.A.S, ShenZhen ZTS Technology, Co., Ltd., Northvolt Battery System AB and SolaX Power. Major customers for our materials segment include Hunan Brunp Recycling Technology Co., Ltd.   and Farasis Energy (GanZhou) Co., Ltd. We believe that our revenue and market share will increase as we gradually expand our high-power battery production to meet the growing demand for these batteries.

Geography of Sales

Our revenues are generated from both domestic and international customers, but the percentage contribution from each group varies significantly from year to year. The following table sets forth certain information relating to our total revenues by location of our customers for the last two fiscal years:

	Fiscal Years ended
	December 31, 2021		December 31, 2022
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Mainland China	$43,745,765	83	$198,114,578	79
USA	440	0	36,525	0
Europe	8,503,338	16	50,378,076	20
Others	420,190	1	196,306	1
Total	$52,669,733	100	$248,725,485	100

Competition

We face intense competition from high-power lithium battery makers and raw materials manufacturers in China, as well as in Korea and Japan for each of our product types. The following table sets forth our major competitors in the battery market broken down by the EV, LEV and UPS sub-sectors as of December 31, 2022, as well as in the materials market:

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

Research and Development

The development of advanced electric vehicles in China has created a significant demand for the R&D of next-generation advanced lithium batteries and their key materials, which must be characterized by high energy density, high security, long-lasting life, and low cost. Furthermore, the training of technical talent in this field is equally important.

We have an advanced R&D center in Dalian for research and development of lithium batteries, receiving almost all the R&D achievements, equipment and staff of BAK Tianjin. BAK Tianjin began its R&D manufacturing and distribution of high-power lithium battery and battery modules in December 2006, for use in electric cars, electric bicycles, UPS, and other applications.

In addition to our efforts to develop new batteries at lower cost and higher energy density, we are also focusing on the research and development of high-nickel low-cobalt materials featuring high energy density, low cost and broader applications. We operate an advanced R&D center in Shaoxing that is focused on battery materials. Additionally, we invested significant R&D resources to develop single-crystal high-voltage products as well as high-rate materials which can enable a 15C discharge rate.

Regulatory Compliance

Environmental Regulations

As we conduct our manufacturing activities in China, we are subject to the requirements of PRC environmental laws and regulations on air emission, wastewater discharge, solid waste and noise. The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. We aim to comply with environmental laws and regulations. We have built environmental treatment facilities concurrently with the construction of our manufacturing facilities, where waste air, wastewater and waste solids we generate can be treated in accordance with the relevant requirements. We outsource the disposal of solid waste we generate in the Dalian facility to a third-party contractor. Certain key materials used in manufacturing, such as cobalt dioxide, electrolyte and separators, have proven innocuous to worker’s health and safety as well as the environment. We are not subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as a defendant for violation of any environmental law or regulation. We are not aware of any threatened claim, action or legal proceedings that would have a material adverse effect on our business, financial condition or results of operations.

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

Investment activities in mainland China by foreign investors are governed by the Guiding Foreign Investment Direction, which was promulgated by the State Council on February 11, 2002, and came into effect on April 1, 2002, and the latest Special Administrative Measures (Negative List) for Foreign Investment Access (2022), or the Negative List, which was promulgated by the Ministry of Commerce (“MOFCOM”) and the National Development and Reform Commission (“NDRC”) on March 12, 2022, and took effect on the same date. The Negative List sets out in a unified manner the restrictive measures, such as the requirements on shareholding percentages and management, for the access of foreign investments, and the industries that are prohibited for foreign investment. Any field not falling in the Negative List shall be administered under the principle of equal treatment to domestic and foreign investment.

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

None of our PRC subsidiaries’ business falls within the Negative List, and therefore, all of our PRC subsidiaries are able to conduct their business without being subject to restrictions imposed by foreign investment laws and regulations in China.

Human Capital

We had a total of approximately 1,063   employees as of December 31, 2022, all of whom are full-time employees. The following table sets forth the number of our employees by function.

Function	Number
Production	554
Research and development	220
Sales and marketing	41
General and administrative	248
Total	1,063

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

ITEM 1A. RISK FACTORS.

RISKS RELATED TO DOING BUSINESS IN CHINA

The PCAOB had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our auditor in the past has deprived our investors of the benefits of such inspections. Our common stock may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of our common stock, or the threat of its being delisted, may materially and adversely affect the value of your investment.

Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. The auditor is located in Hong Kong, a jurisdiction where the PCAOB was historically unable to conduct inspections and investigations completely before 2022. As a result, we and investors in our common stock were deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in Hong Kong in the past has made it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. However, if the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong, and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we and investors in our common stock would be deprived of the benefits of such PCAOB inspections again, which could cause investors and potential investors in our common stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Pursuant to the HFCAA, as amended, if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the PCAOB for two consecutive years, the SEC will prohibit our common stock from being traded on a national securities exchange or in the over-the-counter trading markets in the United States.

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong and our auditor was subject to that determination. In May 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this annual report on Form 10-K for the fiscal year ended December 31, 2022.

Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. In accordance with the HFCAA, as amended, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as a Commission-Identified Issuer for two consecutive years in the future. A prohibition of being able to trade in the United States would substantially impair your ability to sell or purchase our common stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our common stock. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

The PRC government exerts substantial influence over the manner in which we conduct our business activities. Its oversight and discretion over our business could result in a material adverse change in our operations and the value of our common stock. Changes in laws, regulations and policies in China and uncertainties with respect to the PRC legal system could materially and adversely affect us. In addition, rules and regulations in China can change quickly with little advance notice.

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

The PRC government has increasingly strengthened oversight in offerings conducted overseas or on foreign investment in China-based issuers, which could result in a material change in our operations and our common stock could decline in value or become worthless.

The PRC government has recently indicated an intent to take actions to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. For example, on July 6, 2021, the relevant PRC government authorities made public the Opinions on Strictly Scrutinizing Illegal Securities Activities in Accordance with the Law, or the Opinions. These Opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision of overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based over-seas-listed companies.

On December 24, 2021, the CSRC issued the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), collectively the Draft Overseas Listing Regulations, for public comment until January 23, 2022.

Following issuance of the Draft Overseas Listing Regulations, on February 17, 2023, the CSRC issued the Notice on Filing Arrangements for Overseas Securities Offering and Listing by Domestic Companies (the “CSRC Filing Notice”), stating that the CSRC has published the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines (the “Listing Guidelines”), collectively the Trial Measures and Listing Guidelines. Among others, the Trial Measures and Listing Guidelines provide that overseas offerings and listings by PRC domestic companies shall:

(i)	require submission of relevant materials that contain a filing report and a legal opinion, providing truthful, accurate and complete information on matters including but not limited to the shareholders of the issuer. Where the filing documents are complete and in compliance with stipulated requirements, the CSRC shall, within 20 working days after receipt of filing documents, conclude the filing procedure and publish filing results on the CSRC website. Where filing documents are incomplete or do not conform to stipulated requirements, the CSRC shall request supplementation and amendment thereto within five working days after receipt of the filing documents. The issuer should then complete supplementation and amendment within 30 working days;

(ii)	abide by laws, administrative regulations and relevant state rules concerning foreign investment in China, state-owned asset administration, industry regulation and outbound investment, and shall not disrupt the PRC domestic market order, harm state or public interests or undermine the lawful rights and interests of PRC domestic investors;

(iii)	abide by national secrecy laws and relevant provisions. Necessary measures shall be taken to fulfill confidentiality obligations. Divulgence of state secrets or working secrets of government agencies is strictly prohibited. Provision of personal information and important data, etc., to overseas parties in relation to overseas offering and listing of PRC domestic companies shall be in compliance with applicable laws, administrative regulations and relevant state rules; and

(iv)	be made in strict compliance with relevant laws, administrative regulations and rules concerning national security in the spheres of foreign investment, cybersecurity, data security, etc., and issuers shall duly fulfill their obligations to protect national security. If the intended overseas offering and listing necessitates a national security review, relevant security review procedures shall be completed according to the law before the application for such offering and listing is sub-mitted to any overseas parties such as securities regulatory agencies and trading venues;

The Trial Measures came into effect on March 31, 2023. PRC domestic companies seeking to offer and list securities (which, for the purposes of the Trial Measures, are defined thereunder as equity shares, depository receipts, corporate bonds convertible to equity shares, and other equity securities that are offered and listed overseas, either directly or indirectly, by PRC domestic companies) in overseas markets, either via direct or indirect means, must file with the CSRC with-in three working days after their application for an overseas listing is submitted.

The Trial Measures provide that where a PRC domestic company seeks to indirectly offer and list securities in overseas markets, the issuer shall designate a major domestic operating entity, which shall, as the domestic entity responsible, file with the CSRC. The Trial Measures stipulate that an overseas listing will be determined as “indirect” if the issuer meets both of the following conditions: (1) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year are accounted for by PRC domestic companies (“Condition I”), and (2) the main parts of the issuer’s business activities are conducted in the PRC, or its main places of business are located in the PRC, or the senior managers in charge of its business operations and management are mostly Chinese citizens or domiciled in the PRC (“Condition II”); whether Chinese citizens from Taiwan, Hong Kong, and Macau are included in the foregoing specification is not specified. The determination as to whether or not an overseas offering and listing by PRC domestic companies is indirect shall be made on a ‘substance over form’ basis; the Listing Guidelines further stipulate that if an issuer not satisfying Condition I submits an application for issuance and listing in overseas markets in accordance with relevant non-PRC issuance regulations requiring such issuer to disclose risk factors mainly related to the PRC, the securities firm(s) and the issuer’s PRC counsel should follow the principle of ‘sub-stance over form’ in order to identify and argue whether the issuer should complete a filing under the Trial Measures. Sub-sequent securities offerings of an issuer in (i) the same overseas market where it has previously offered and listed securities, and (ii) an overseas market other than one where the issuer has previously offered and listed securities shall be filed with the CSRC within three working days after offerings are completed. Additionally, the Trial Measures stipulate that after an issuer has offered and listed securities in an overseas market, the issuer shall submit a report to the CSRC within three working days after the occurrence and public disclosure of (i) a change of control thereof, (ii) investigations of or sanctions imposed on the issuer by overseas securities regulators or relevant competent authorities, (iii) changes of listing status or transfers of listing segment, and (iv) a voluntary or mandatory delisting.

The CSRC Filing Notice states that, beginning from March 31, 2023, PRC domestic enterprises which have already issued and listed securities overseas and fall within the scope of filing under the Trial Measures shall be considered “existing enterprises” (“Existing Listed Enterprises”). Existing Listed Enterprises are not required to complete filings immediately; rather, Existing Listed Enterprises should complete filings if they are subsequently involved in matters require filings, such as follow-on financing activities, in accordance with the Trial Measures.

There is a possibility that we may be deemed as an Existing Listed Enterprise as defined under the CSRC Filing Notice, and that future offerings of listed securities or listings outside China by us may be subject to CSRC filing requirements in accordance with the Trial Measures.

On February 24, 2023, the CSRC, together with the Ministry of Finance, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions on Strengthening Confidentiality and Archives Administration for Overseas Securities Offering and Listing, which were issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009, or the “Provisions.” The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and came into effect on March 31, 2023 together with the Trial Measures. One of the major revisions to the revised Provisions is expanding their application to cover indirect overseas offering and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. Any failure or perceived failure by our Company, or our PRC subsidiaries to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities, and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.

Given that the Trial Measures, Listing Guidelines and Revised Provisions have been introduced recently, and that there remain substantial uncertainties surrounding the enforcement thereof, we cannot assure you that, if required, we would be able to complete the filings and fully comply with the relevant new rules on a timely basis, if at all. Further, as of the date of this report, the aforementioned Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) issued on December 24, 2021 remain in draft form and final and effective versions are yet to be published.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements included in this annual report which states that the financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included herein, we had accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of December 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. We plan to improve our profitability, renew our bank borrowings upon maturity and raise additional funds through bank borrowings and equity financing to meet our daily cash demands. However, there can be no assurance that we will be successful in executing such plans or obtaining additional equity or debt financing on acceptable terms. The audited consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

Our business has been and may continue to be adversely affected by the ongoing global COVID-19 pandemic or other health epidemics and outbreaks.

Since late 2019, the outbreak of a novel strain of coronavirus named COVID-19 has materially and adversely affected the global economy. In response, China imposed widespread lockdowns, closure of workplaces and restrictions on mobility and travel to contain the spread of the virus. After the initial outbreak in late 2019, from time to time, some instances of COVID-19 infections have emerged in various regions of China, including infections caused by the Omicron variant. For example, a wave of infections caused by the Omicron variant emerged in Shanghai in early 2022, and a series of restrictions and quarantines were implemented in Shanghai and other regions to contain the spread. Our manufacturing facilities were not producing at full capacity when restrictive measures were in force for the areas where our manufacturing operations are located during 2022. China began to modify its zero-COVID policy at the end of 2022, and most of the travel restrictions and quarantine requirements were lifted in December 2022. Although the COVID-19 pandemic has caused disruptions to our operations, it has had limited adverse impacts on our operating results for the fiscal year ended December 31, 2022. We generated revenues of $248.73 million and $52.67 million for the fiscal years ended December 31, 2022 and 2021, respectively.

There may be surges of cases in certain regions in the future, and there remains uncertainty as to the future impact of the virus, especially in light of this change in policy. We cannot be assured that more lockdowns and other restrictive measures will not be implemented in the future. Some other countries, including the U.S., also introduced various restrictions in response to the COVID-19 pandemic.

The ongoing COVID-19 pandemic as well as other possible health epidemics and outbreaks could have a material adverse impact on our or our customers’ business operations including reduction or suspension of operations in China, the U.S. or certain parts of the world. Our manufacturing operations, among others, cannot all be conducted in a remote working structure and often require on-site access to materials and equipment. Our international customers account for approximately 20% of our sales in 2022. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers and partners may suspend or delay their engagement with us, which could result in a material adverse effect on our financial condition. Our response to the ongoing COVID-19 pandemic may prove to be inadequate and we may be unable to continue our operations in the manner we had prior to the outbreak, and may endure interruptions and delays in our product development and shipments, all of which could have an adverse effect on our business, operating results, and financial condition.

The acquisition of a controlling interest in Hitrans may fail to result in anticipated benefits but has involved significant investment and commitment of financial and other resources.

We consummated the acquisition of 81.56% of registered equity interests (representing 75.57% of paid-up capital) in Hitrans in November 2021 (such ownership percentage reduced to 67.33% of registered equity interests and 69.12% of paid-up capital as of December 31, 2022, as a result of Hitrans’s subsequent equity financings and our transfer of some of our equity interests in Hitrans). However, acquisitions generally create risks such as (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; (iv) potential unknown or unquantifiable liabilities associated with the target company; and (v) diversion of management’s attention from other business concerns. Moreover, this acquisition involved substantial investment of funds from our previous equity financings, resulted in one-time charges and expenses and subjected us to contractual obligations to pay outstanding subscribed registered capital of Hitrans of RMB50 million by May 31, 2025 as of the date of this report. This acquisition may not be successful in generating revenue, income or other returns, and any resources we committed will not be available to us for other purposes. Moreover, if we are unable to access the capital markets on acceptable terms or at all, or generate sufficient operating income, we may not be able to perform our obligations to pay outstanding subscribed registered capital of Hitrans as agreed. Our inability to take advantage of growth opportunities or address risks associated with this acquisition and investment may negatively affect our operating results.

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

In June 2020, our wholly-owned subsidiary, BAK Asia entered into a framework investment agreement with Gaochun EDZ, pursuant to which intend to develop certain lithium battery projects which are expected to have a total production capacity of 8 GWh per year. We have put into operation a production line of model 32140 large-sized cylindrical “tabless” batteries with a production capacity of 0.7 GWh per year in 2021. Model 32140 batteries can be used in light electric vehicles, electric vehicles, electric tools and energy storage. We also announced in February 2021 that we had started the trial production of special 26650 lithium battery, which was designed for application in ultra-low temperature. Capable of operating with high efficiency in low-temperature environments, the special 26650 battery can be used in high-latitude and high-altitude settings, such as ultra-low-temperature energy storage as well as in base stations, transportation, unmanned drones, aviation and aerospace. Additionally, it can be employed in other circumstances that require ultra-low-temperature cells.

We cannot provide assurance that market acceptance of our new products will occur due to the highly competitive nature of the business. The Company competes in the battery industry where there are frequent introductions of new products and line extensions and such product introductions often require significant investment and support. The ability of the Company to understand end user needs and preferences is key to maintaining and improving the competitiveness of its product offerings. The development and introduction of new products, as well as the renovation of current products and product lines, require substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new or renovated products do not gain widespread market acceptance. There are inherent risks associated with new product development and marketing efforts, including product development or launch delays, product performance issues during development, changing regulatory frameworks that affect the new products in development and the availability of key raw materials included in such products. These inherent risks could result in the failure of new products and product line extensions to achieve anticipated levels of market acceptance, additional costs resulting from failed product introductions and the Company not being first to market. As the Company continues to focus on innovation and renovation of its products, the Company’s business, financial condition or results of operations could be adversely affected in the event that the Company is not able to effectively develop and introduce new or renovated products and line or brand extensions.

Our failure, if any, to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.

The lithium-based battery market, as well as the battery materials industry, are characterized by changing technologies and evolving industry standards, which are difficult to predict. This, coupled with frequent introduction of new products and models, has shortened product life cycles and may render our products obsolete or unmarketable. Our ability to adapt to evolving industry standards and anticipate future standards will be a significant factor in maintaining and improving our competitive position and our prospects for growth. To achieve this goal, we have invested and plan to continue investing significant financial resources in our R&D infrastructure. Currently, we have facilities in Dalian, Nanjing and Shaoxing, China, which have about 220 R&D staffers and over 6,812 square meters of space dedicated to R&D activities.

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

On September 24, 2020, our wholly-owned Hong Kong subsidiary, BAK Investments entered into a framework investment agreement with Gaochun EDZ, under which we intended to develop light electric vehicle projects. On November 9, 2020, we established our new subsidiary, Nanjing BFD, formally named Nanjing Daxin, to launch and develop our light electric vehicle business.

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

We incurred capital expenditures of approximately $19.2 million and $12.4 million for the years ended December 31, 2021 and 2022, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to timely obtain capital on acceptable terms and adequately maintain our manufacturing capacity, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 69.5% and 54.0% of our revenues for the years ended December 31, 2022 and 2021, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

In addition to our own production, we also rely on a few battery suppliers to fulfill our customers’ orders. If we fail to effectively manage our relationships with, or lose the services of these suppliers and we cannot substitute suitable alternative suppliers, our operations would be materially adversely affected.

We generate part of our revenues by outsourcing some of our customers’ orders to Zhengzhou BAK New Energy Vehicle Co., Ltd (“BAK New Energy”), Shenzhen BAK Battery Co., Ltd (“Shenzhen BAK”) and a few other suppliers for certain battery models that we do not produce.   If our business relationship with BAK New Energy, Shenzhen BAK and other suppliers changes negatively or their financial condition deteriorates, or their operating environment changes, our business may be harmed in many ways. BAK New Energy, Shenzhen BAK and other suppliers may also unilaterally terminate battery supply to us or increase the prices. As a result, we are not assured of an uninterrupted supply of certain types of high-power lithium batteries of acceptable quality or at acceptable prices from BAK New Energy, Shenzhen BAK or other suppliers. On the other hand, we may not be able to substitute them with suitable alternative contract manufacturers in a timely manner on commercially acceptable terms or at all. We may be forced to default on the agreements with our customers. This may negatively impact our revenues and adversely affect our reputation and relationships with our customers, causing a material adverse effect on our financial condition, results of operations and prospects.

Failure by us to maintain and strengthen relationships with certain contract battery material producer may materially adversely affect our ability to fulfill customer orders and our results of operations.

We outsource the production of a portion of our battery material products to a third-party supplier in Xianyang city, Shaanxi province. Our ability to meet the demands of our customers for battery material products would be affected, if our relationship with this supplier changes negatively, or operations at this supplier are disrupted. In the event of a significant disruption to the battery material production line of this supplier, our proprietary manufacturing facility in Shangyu, Zhejiang province, may not have sufficient production capacity to meet demand until the supplier’s production line returns to operation. On the other hand, we may not be able to replace this supplier with suitable alternative contract manufacturers in a timely manner on commercially acceptable terms or at all. We may be forced to default on orders with our customers. This could negatively impact our revenues and adversely affect our reputation and relationships with our customers, causing a material adverse effect on our financial condition, results of operations and prospects.

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

As we target the battery markets for light electric vehicles, electric vehicles, electric tools, energy storage including but not limited to UPS application, and other high-power electric devices, our future success in part depends on whether end-application manufacturers are willing to use batteries that incorporate our products. To secure acceptance of our products, we must constantly develop and introduce more reliable and cost-effective battery cells and battery materials with enhanced functionality to meet evolving industry standards. Our failure to gain acceptance of our products from these manufacturers could materially and adversely affect our future success. From 2017 to 2019, our electric vehicle customers included Dongfeng Autos, Dayun Motor and Yema Auto. Our sales to electric vehicle customers decreased significantly in 2020 and 2021. However, we have been looking for opportunities to re-enter the electric vehicle battery market by continuing to develop batteries suitable for electric vehicles and actively cooperating with previous electric vehicle customers in battery pack after-sales service and technical support. As a result of our efforts, we generated approximately $4.7 million revenues from electric vehicle customers in 2022. In 2022, our sales of cathode materials and precursors reached $154.0 million. However, we cannot guarantee that the market demand for the cathode materials and precursors will maintain the current growth rate.

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

We currently have insurance coverage for certain machinery and equipment and buildings located at our facilities in Dalian.   We expect we will purchase related insurance for the remaining buildings when we obtain their property ownership certificates. If we were to suffer any losses or damages to any of the facilities before the purchase of insurance policies that provide adequate coverage, our business, financial condition and results of operations may be materially and adversely affected.

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

For the years ended December 31, 2022 and 2021, we derived 20% and 17%, respectively, of our sales from outside the PRC mainland. We deem overseas market as an important revenue source for us, and have been actively pursuing opportunities to expand our customer base overseas. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

Our business depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lose their services.

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

Since 2019, we have had a number of changes in our senior management, including multiple changes in our Chief Financial Officer. The magnitude of these past and potential changes and the short time interval in which they have occurred or may occur, particularly during a time of economic or financial crisis, add to the risks of control failures, including a failure in the effective operation of our internal control over financial reporting or our disclosure controls and procedures. Control failures could result in material adverse effects on our financial condition and results of operations. It may take time for the new management team to become sufficiently familiar with our business and each other to effectively develop and implement our business strategies. The turnover of key management positions could further harm our financial performance and results of operations. Management attention may be diverted from regular business concerns by reorganizations.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this annual report. Our management has identified the following material weakness in our internal control over financial reporting: we did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements, and there was insufficient accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America, or U.S. GAAP, commensurate with our financial reporting requirements. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy this material weakness. We have regularly offered our financial personnel trainings on internal control and risk management, and we have regularly provided trainings to our financial personnel on U.S. GAAP accounting guidelines. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

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

We were the subject of certain unfavorable allegations. Although we believe such allegations are untrue, inaccurate or inflated, we have expended resources to investigate such allegations and defend ourselves and we may need to expend more resources in connection with these or other allegations in the future, which could be costly and time-consuming and could distract our management from growing our business. The allegations against us may severely impact our stock price and disrupt our business operations. Any investment in the common stock of CBAK Energy Technology, Inc. could be greatly reduced or even rendered worthless due to such allegations.

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

Our directors and executive officers, collectively, own approximately 12.82% of outstanding common stock of CBAK Energy Technology, Inc. and may possess significant influence in or control over our management and affairs.

Mr. Yunfei Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially own an aggregate of 12.82% of outstanding common stock of CBAK Energy Technology, Inc. as of December 31, 2022. As a result, our directors and executive officers, acting together, may have significant influence in or control over our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

Assessment of the potential impairment of property, plant and equipment and other identifiable intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of long-lived assets is dependent on numerous assumptions and reflects our best estimates at a particular point in time, which may vary from testing date to testing date. The economic environments in which our businesses operate and key economic and business assumptions with respect to projected product selling prices and materials costs, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. Future changes in the economic environment and the economic outlook for the assets being evaluated could also result in impairment charges. Any significant asset impairments would adversely impact our financial results. We have recognized impairment losses for goodwill of $1.6 million and impairment losses for long-lived assets of $4.8 million for the year ended December 31, 2022 due to underperformance of Hitrans reporting unit.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the U.S. Federal Deposit Insurance Corporation; on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership; the following week, a syndicate of U.S. banks infused $30 billion in First Republic Bank; and later that same week, the Swiss Central Bank provided $54 billion in covered loan and short-term liquidity facilities to Credit Suisse Group AG, all in an attempt to reassure depositors and calm fears of a banking contagion. Our ability to effectively run our business could be adversely affected by general conditions in the global economy and in the financial services industry. Various macroeconomic factors could adversely affect our business, including fears concerning the banking sector, changes in inflation, interest rates and overall economic conditions and uncertainties. A severe or prolonged economic downturn could result in a variety of risks, including our ability to raise additional funding on a timely basis or on acceptable terms. A weak or declining economy could also impact third parties upon whom we depend to run our business. Increasing concerns over bank failures and bailouts and their potential broader effects and potential systemic risk on the global banking sector generally and its participants may adversely affect our access to capital and our business and operations more generally.

Currently, we do not have a business relationship with any of the banking institutions mentioned above, and our cash, cash equivalents and short term investments that are mostly concentrated in China have been unaffected by the turmoil in the financial industry in the US and Europe; however, we cannot guarantee that the banking institution with which we do business will not face similar circumstances in the future, or that the third parties with whom we do business will not be negatively affected by such circumstances.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We have completed the construction of the facilities in our Dalian site with a total area of 74,257 square meters comprising manufacturing facilities, warehousing and packaging facilities and administrative offices at the BAK Industrial Park in Dalian. Of that space, approximately 33,138 square meters are manufacturing facilities. Our power battery manufacturing plant and packing plant in Dalian started commercial production in July 2015.

We have completed the construction facilities for the Phase One of our Nanjing site, which occupies an area of 27,173 square meters.

In November 2021, the Company completed the acquisition of Hitrans. Hitrans owns a manufacturing facility, warehousing, R&D and administrative offices in Zhejiang with a total area of 28,580 square meters. Of that space, approximately 22,913 square meters are manufacturing facilities.

We believe that our facilities, including those under construction, meet our current business needs and will meet the needs of our expanded operations in the future.

The following table sets forth the breakdown of our facilities as of December 31, 2022 based on use:

Facility	Usage	Area (m2)
Constructions completed	Manufacturing	72,959
	R&D and administrative	6,812
	Warehousing	18,749
	Other facilities	4,317
	Total	102,837

Constructions completed - facilities rented	Manufacturing	16,476
	Warehousing	9,097
	Administrative	1,723
	Total	27,296

The following table presents the total acreage of facilities controlled by each of our major operating subsidiaries as of December 31, 2022:
		Area (m2)
Dalian CBAK Power facilities site area	Total	74,257
Nanjing CBAK facility site area	Total	27,173
Nanjing BFD facilities site area	Total	123
Hitrans facilities site area	Total	28,580

See also “Item 1. Business—Overview of Our Business—Expansion of Manufacturing Capabilities” for more information related to the construction of our Nanjing facilities.

We currently have insurance coverage for certain pledged machinery, equipment and buildings located at our owned facilities. We expect we will purchase related insurance for the remaining buildings when we obtain their property ownership certificates. If we were to suffer any losses or damages to any of the facilities before purchasing insurance policies that provide adequate coverage, our business, financial condition and results of operations may be materially and adversely affected.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Effective June 21, 2019, the Company’s Common Stock started trading on the Nasdaq Capital Market under the symbol “CBAT.”

Approximate Number of Holders of Our Common Stock

As of April 10, 2023, there were approximately 50 holders of record of our common stock, which do not include the number of stockholders holding shares of our common stock in “street name.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2022 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2022 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2022.

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

In 2022, to meet a great demand for lithium-ion batteries, we have ramped up capacity in our Dalian manufacturing center and the Phase One project in Nanjing with new production lines.

We generated revenues from the manufacture and sale of high-power lithium batteries and raw materials for lithium batteries of $248.7 million and $52.7 million for the fiscal years ended December 31, 2022 and 2021, respectively. We incurred a net loss of $11.3 million and a net profit of $61.5 million during the fiscal years ended December 31, 2022 and 2021, respectively.  New revenues driven from the sale of materials used in manufacturing of lithium batteries, through the newly acquired subsidiary, Hitrans, as well as the continuous climb of sales in uninterruptible supplies and light-electric-vehicle related products, contributed to the total increase. For more details, see “Item 1. Business—Overview of Our Business.” Specifically, net revenue from sales of batteries for uninterruptable supplies was $83.6 million for the fiscal year ended December 31, 2022, as compared to $33.3 million for fiscal year ended December 31, 2021, an increase of $50.3 million, or 151%.  Net revenue from sales of cathode materials and precursors was $154.0 million for the fiscal year ended December 31, 2022, as compared to $17.9 million for fiscal year ended December 31, 2021. This increase was partly attributed to revenue from Hitrans being included for a full year in 2022, as opposed to only one month in 2021. In addition, net revenues from sales of batteries for light electric vehicles was $6.4 million for the fiscal year ended December 31, 2022, as compared to $0.7 million for fiscal year ended December 31, 2021, an increase of $5.7 million, or 814%. We believe the government’s new energy policies will, in the long run, encourage the production of new energy vehicles, optimize the industry’s structure, enhance technical standards and strengthen the industry’s competitiveness, which ultimately will foster strategic development of new energy vehicles. In addition, our latest development of 32140 battery and our planned investment in the R&D of Series 46 batteries will help us regain competitiveness in both LEV and EV markets with the appropriate products. With the demand for new energy growing, we are confident in our ability to secure additional orders from the expanding market.

We completed the construction of a cylindrical power battery manufacturing plant in Dalian which started commercial production in July 2015. We have received and been utilizing most of BAK Tianjin’s operating assets relocated to our Dalian facilities, including its machinery and equipment for battery production and battery pack production, customers, management team and technical staff, patents and technologies. We also started construction of our Nanjing facilities in 2020. The construction work is designed to comprise two phases. The first phase project (“Phase One”) was put into operation in the second half of 2021. Phase One covers an area of approximately 27,173 square meters. Since the operation of Phase One, we have been steadily increasing its production capacity to 2GWh. We started the construction of the second phase project (“Phase Two”) in 2022 and expect to complete the infrastructure of the first 60,494 square meters in the third quarter of 2023 which would be put into operation in the last quarter of 2023. The Nanjing facilities, once fully built, are expected to provide 20 GWh capacity to support our customers’ growing demand. In addition to construction, we have also purchased machinery and equipment for our capacity expansion. Moreover, given the equity and debt financings we have obtained, we believe that with the booming future market demand for high power lithium-ion products, we can continue as a going concern and return to profitability.

In addition, we completed the acquisition of 81.56% of registered equity interests (representing 75.57% of paid-up capital) in Hitrans, a leading developer and manufacturer of NCM precursor and cathode materials in China, in November 2021. As of December 31, 2022, our equity interests in Hitrans had reduced to 67.33% after Hitrans took investments from several investors. See “Item 1. Business—Overview of Our Business—Acquisition of A Raw Materials Manufacturer” for more information on the acquisition.

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

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%, except for Hitrans and CBAK Power which was recognized as a “High and New Technology Enterprise” and enjoyed a preferential tax rate of 15% from 2021 to 2024. Our Hong Kong subsidiary BAK Asia is and BAK Investment are subject to profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, BAK Asia and BAK Investment had not paid any such tax.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2022

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Years Ended		Change
	December 31,	December 31,
	2021	2022	$	%
Net revenues	$52,670	$248,725	196,055	372
Cost of revenues	(47,559)	(230,630)	(183,071)	385
Gross profit	5,111	18,095	12,984	254

Operating expenses:
Research and development expenses	(5,274)	(10,635)	(5,361)	102
Sales and marketing expenses	(2,302)	(2,008)	294	-13
General and administrative expenses	(10,027)	(9,738)	289	-3
Impairment charge on long-lived assets	-	(4,832)	(4,832)	n/a
Impairment charge on goodwill	-	(1,556)	(1,556)	n/a
Recovery of (provision for) doubtful accounts	780	(831)	(1,611)	-207
Total operating expenses	(16,823)	(29,600)	(12,777)	76
Operating loss	(11,712)	(11,505)	207	-2
Finance income, net	785	491	(294)	-37
Other income (expense), net	3,644	(7,252)	(10,896)	-299
Impairment of Non-marketable equity securities	(693)	-	693	-100
Change in fair value of warrants liability	61,802	5,710	(56,092)	-91
Income (loss) before income tax	53,826	(12,556)	(66,382)	-123
Income tax credit	7,733	1,228	(6,505)	-84
Net income (loss)	$61,559	(11,328)	(72,887)	-118
Less: Net (income) loss attributable to non-controlling interests	(73)	1,879	1,952	-2,674
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	61,486	$(9,449)	(70,935)	-115

Net revenues. Net revenues were $248.7 million for the fiscal year ended December 31, 2022, as compared to $52.7 million for the fiscal year ended December 31, 2021, an increase of $196 million, or 372%.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts, other than percentage, in thousands of U.S. dollars)

	Years Ended		Change
	December 31,	December 31,
	2021	2022	$	%
High-power lithium batteries used in:
Electric vehicles	$244	$4,695	4,451	1,824
Light electric vehicles	733	6,415	5,682	775
Uninterruptable supplies	33,308	83,603	50,295	151
Trading of Raw materials used in lithium batteries	520	2	-518	-100
	34,805	94,715	59,910	172
Materials used in manufacturing of lithium batteries
Cathode	8,726	75,331	66,605	763
Precursor	9,139	78,679	69,540	761
	17,865	154,010	136,145	762
Total	$52,670	$248,725	196,055	372

Net revenues from sales of batteries for electric vehicles were $4.7 million for the fiscal year ended December 31, 2022, as compared to $0.2 million for 2021, an increase of 1,824%. This was partly because our batteries now have improved features and higher quality, making them more attractive to electric vehicle manufacturers. Additionally, the downstream market for electric vehicles continued to grow in 2022, leading to an increase in demand for EV battery products. As a result, we were able to secure more orders and increase our sales volume.

Net revenues from sales of batteries for light electric vehicles was approximately $6.4 million for the fiscal year ended December 31, 2022, as compared $0.7 million for 2021, representing an increase of $5.7 million, or 775%. The light electric vehicle market experienced strong growth in 2022 due to various developments. First, the upgrading of electric bicycles to comply with new “national standards” in China led to increased demand for our batteries. Second, the COVID-19 pandemic spurred a fast development of the food delivery industry, which in turn drove the growth of the shared electric bicycle market. Last, there has been an increased popularity of electric scooters, motors, and bicycles in China, Southeast Asia, and European markets as people seek ways to reduce carbon emissions and pollution. With the favorable market conditions, we were able to boost our sales in 2022. We will continue to penetrate the market for batteries used in light electric vehicles.

Net revenues from sales of batteries for uninterruptable supplies was $83.6 million for the fiscal year ended December 31, 2022, as compared to $33.3 million for fiscal year ended December 31, 2021, an increase of $50.3 million, or 151%. The increase in sales of batteries for uninterruptable supplies in 2022 can be attributed to a combination of factors including growing demand for renewable energy sources, and our development of reliable and low-cost products. As more businesses and households switch to renewable energy, there has been a growing demand for renewable energy sources and the need for energy storage solutions to support these sources. Additionally, our focus on research and development has allowed us to develop innovative and reliable energy storage products at a competitive pricing. As we continue to invest in R&D and improve our product offerings, we expect to remain a leader in the energy storage industry and see continued growth in sales.

Net revenues from trading of raw materials used in lithium batteries were $2,172 for the fiscal year ended December 31, 2022, as compared with $0.5 million in the same period in 2021.

Net revenues from sales of materials for use in manufacturing of lithium battery cell were $154.0 million for the fiscal year ended December 31, 2022, as compared to $17.9 million for 2021. In November 2021, we completed the acquisition of Hitrans, which is a raw materials producer and added the sale of materials for lithium battery cell to our business lines. This increase is partly attributed to the revenue of Hitrans being included for a full year in 2022, as opposed to just one month in 2021.

During 2022, we through the newly acquired subsidiary, Hitrans, a producer of cathode and precursor materials, earned sales of materials used in manufacturing of lithium batteries in an amount of $154.0 million. We look forward to strengthening the battery product ecosystem as we seek stable raw material supply and drive greater revenue for our business.

Cost of revenues. Cost of revenues increased to $230.6 million for the fiscal year ended December 31, 2022, as compared to $47.6 million for 2021, an increase of $183.1 million, or 385%. The increase in cost of revenues was in line with the increase of net revenues. Included in cost of revenues were write down of obsolete and slow-moving inventories of $1.7 million for the year ended December 31, 2022, while it was $0.9 million for the year 2021. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the year ended December 31, 2022 was $18.1 million, or 7.3% of net revenues as compared to gross profit of $5.1 million, or 9.7% of net revenues, for the fiscal year ended December 31, 2021. Gross profit margin slightly decreased largely due to increased pricing of battery raw materials.

Research and development expenses. Research and development expenses increased to $10.6 million for the year ended December 31, 2022, as compared to $5.3 million for 2021, an increase of $5.3 million, or 102%. The increase was primarily attributed to an increase in R&D employees’ salaries and social insurance expenses by approximately $2.0 million. R&D employees’ salaries and social insurance expenses increased largely due to the inclusion of salaries for the newly acquired subsidiary, Hitrans’s, R&D staff, and a growing number of employees at Nanjing CBAK. Also, the expiration of Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens has also contributed to the increase. In addition, we incurred expenses for materials used in battery research and development of $0.7 million and $0.5 for the years ended December 31, 2022 and 2021, respectively, as a result of the Company’s efforts to research and develop upgraded battery products with lower costs and better performance. We incurred $2.7 million of R&D operating expenses by incorporating Hitrans’s R&D expenses for the year ended December 31, 2022.

Sales and marketing expenses. Sales and marketing expenses slightly decreased to $2.0 million for the year ended December 31, 2022, as compared to $2.3 million for 2021, a decrease of $0.3 million, or 13%. As a percentage of revenues, sales and marketing expenses were 0.8% and 4.4% of revenues for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, salaries, sales commissions and social insurance expenses for sales and marketing employees increased by approximately $0.5 million. Sales and marketing employees’ salaries and social insurance expenses increased is due to a growing number of employees at Nanjing CBAK as well as the expiration of Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. Moreover, given the growth in revenue, we increased sales and marketing employees’ salaries and welfare. We incurred exhibition-related expenses of $0.2 million in the year ended December 31, 2021 as we attended several exhibitions to increase our brand awareness. We did not attend exhibitions, incurring nil of such expenses, in 2022, largely because of the COVID-19 pandemic and quarantine measures. Besides, the transaction costs and custom declaration charges increased by $0.6 million due to the increase of international sales during fiscal 2022. The above increase was offset by the reversal of our product warranty provision by $1.4 million for the year ended December 31, 2022. We accrues an estimate of the exposures o warranty claims based on current and historical sales data and warranty costs incurred. We have made reversal on product warranty provision on sales which the warranty provision period had passed in 2022.

General and administrative expenses. General and administrative expenses slightly decreased to $9.7 million for the year ended December 31, 2022, as compared to $10.0 million for 2021, a decrease of $0.3 million, or 3%. The decrease was primarily resulted from a decrease in professional fees of approximately $1.8 million, offset by an increase in administrative employees’ salaries and social insurance expenses by approximately $1.5 million. Administrative employees’ salaries and social insurance expenses increased due to the salary expenses incurred for the newly acquired subsidiary, Hitrans, and a growing number of employees at Nanjing CBAK as well as the expiration of Chinese government’s COVID-19 relief policy that alleviated corporations’ social insurance burdens. Our consultancy, legal and other professional fees decreased by $1.8 million in 2022, as compared to 2021 where we incurred consultancy fees related to the Hitrans acquisition and fundraising activities.

Long-lived assets impairment charge. During the course of our strategic review of our operations, we assessed the recoverability of the carrying value of our long-lived assets which resulted in impairment losses of $4.8 million and nil for the years ended December 31, 2022 and 2021, respectively. The impairment charge represented the excess of carrying amounts of our long-lived assets over the estimated fair value of the Company’s production facilities in Hitrans for the production of materials used in manufacturing of lithium batteries, due to underperformance of Hitrans reporting unit. No impairment charge on production facilities in Dalian and Nanjing.

Goodwill impairment charge. Goodwill impairment was $1.6 million for the year ended December 31, 2022. The impairment loss of goodwill was primarily attributable to the impairment related to Hitrans reporting unit. Hitrans reporting unit carrying value exceeded the fair value as of December 31, 2022, due to underperformance of Hitrans reporting unit.

Recovery of (provision for) doubtful accounts. Provision for doubtful accounts was $0.8 million for the year ended December 31, 2022, as compared to a recovery of $0.8 million for 2021. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $11.5 million for the year ended December 31, 2022, as compared to $11.7 million for 2021, a decrease of $0.2 million or 2%.

Finance income, net. Finance income, net was $0.5 million for the year ended December 31, 2022, as compared to finance income, net of $0.8 million for the year ended December 31, 2021, as a result of a higher loan balance in 2022. The interest expenses for the year ended December 31, 2022 and 2021 was $0.6 million and $0.3 million, respectively.

Other income (expenses), net. Other expenses were $7.3 million for the year ended December 31, 2022, as compared to other income of approximately $3.6 million for 2021. For the year ended December 31, 2022, we written off our long-lived assets for $7.4 million was recognized.

Changes in fair value of warrants liability. We issued warrants in the financings we consummated in December 2020 and February 2021, respectively. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency. The change in fair value of warrants liability is mainly due to our share price decline.

Income tax credit. Income tax credit was $1.2 million and $7.7 million for the years ended December 31, 2022 and 2021, respectively. The decrease in the income tax credit was primarily due to the reduction in the uncertain tax positions taken by the Company in 2021.

Net (loss) income. As a result of the foregoing, we had a net loss of $9.4 million for the year ended December 31, 2022, compared to a net income of $61.6 million for 2021.

Liquidity and Capital Resources

We have financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock.

We recorded a net loss of $11.3  million in the fiscal year ended December 31, 2022. As of December 31, 2022, we had cash and cash equivalents and restricted cash of $37.4 million. Our total current assets were $125.7 million and our total current liabilities were $111.9 million, resulting in a net working capital surplus of $13.8 million.

Lending from Financial Institutions

On November 16, 2021, the Company obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $19.0 million) with maturity dates ranging from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB 56.0 million (approximately 8.9 million) and RMB59.0 million (approximately $8.5 million) as of December 31, 2021 and 2022, respectively, for varying terms ending between November 16, 2022 and May 16, 2023, bearing interest at 4.15% - 4.35% per annum. We repaid RMB45 million (approximately $6.5 million) in March 2023 and borrowed RMB60 million (approximately $8.7 million) under the same facility for a term until February 15, 2024 to march 17, 2024, bearing annual interest rate at 3.65%.

On April 19, 2021, we obtained five-year acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB84.4 million (approximately $13.2 million). Any amount drawn under the facilities requires security in the form of cash or bank acceptance bills receivable of at least the same amount. Under the facilities, as of December 31, 2021, we borrowed a total of RMB10 million (approximately $1.6 million) from Bank of Ningbo Co., Ltd in the form of bills payable, with maturity dates ranging from January to February 2022, which were secured by our cash totaling RMB10 million (approximately $1.6 million).

On March 21, 2022, we renewed the above acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB71.6 million ($10.4 million) with other terms remain the same. Under the facilities, as of December 31, 2022, we borrowed a total of RMB15.9 million (approximately $2.3 million) in the form of bills payable for various terms expiring from January to June 2023, which was secured by our cash totaling RMB15.9 million (approximately $2.3 million). We intend to renew the above acceptance facility from Bank of Ningbo Co., Ltd. in the near future.

On January 17, 2022, we obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. We borrowed RMB10 million (approximately $1.4 million) on the same date for a term until January 16, 2023. We repaid the loan early on January 5, 2023.

On January 5, 2023, we renewed the one-year term facility from Agricultural Bank of China, for a maximum amount of RMB10 million (approximately $1.4 million) for a period of one year to January 4, 2024, bearing interest at 120% of benchmark rate of the PBOC for short-term loans, which is 3.85% per annum, while other terms and guarantee remaining the same. We borrowed RMB10 million (approximately $1.4 million) on January 6, 2023.

On February 9, 2022, we obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We borrowed RMB10 million (approximately $1.4 million) on February 17, 2022 for a term until January 28, 2023. We repaid the loan early on January 16, 2023.

On January 14, 2023, we renewed the one-year term facility from Jiangsu Gaochun Rural Commercial Bank, for a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 129% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.7% per annum. We borrowed RMB10 million (approximately $1.4 million) on January 17, 2023 for a term until January 13, 2024.

On March 8, 2022, we obtained a one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 5. 5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.6 million) on the same date. On May 17, 2022, we repaid the loan principal and related loan interests.

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

On June 22, 2022, we obtained another one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 4.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and our CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.4 million) on the same date for a term until June 21, 2023. We repaid the loan on November 10, 2022.

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

On November 8, 2022, we obtained a one-year term facility from China CITIC Bank with a maximum amount of RMB10 million (approximately $1.4 million). On November 8, 2022, we borrowed RMB10 million (approximately $1.4 million) under the facility, bearing interest rate at 4.35% per annum, with the maturity date to August 9, 2023. We repaid RMB5.0 million (approximately $0.7 million) and RMB0.2 million (approximately $0.1 million) on November 16, 2022 and December 27, 2022, respectively. On December 27, 2022, we entered into another facility with China CITIC Bank for a maximum amount of RMB0.2 million (approximately $0.1 million), the interest rate is 4.2%, and the maturity date is December 27, 2023.

On December 9, 2022, we obtained a RMB5 million (approximately $0.7 million) letter of credit from China CITIC Bank for a period to October 30, 2024 for settlement of Hitrans purchase. We have not utilized the letter of credit as of December 31, 2022. On January 5, 2023, we utilized RMB 1.5 million (approximately $0.2 million) at an interest rate of 2.7% for a period of one year to January 5, 2024.

On January 7, 2023, we obtained a two-year term facility from Postal Savings Bank of China, Nanjing Tianhe Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. We borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum.

We borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB28.4 million (approximately $4.1 million) for various terms through January to March 2023, which were secured by our cash totaling RMB28.4 million (approximately $4.1 million).

We borrowed a series of acceptance bills from Jiangsu Gaochun Rural Commercial Bank totaling RMB6.7 million (approximately $0.9 million) for various terms ending through January to June 2023, which was secured by our cash totaling RMB6.7 million (approximately $0.9 million)

We  borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB72.4 million (approximately $10.5 million) for various terms ending through January to June 2023, which were secured by our cash totaling RMB53.4 million (approximately $7.7 million) and our bills receivable totaling RMB22.2 million (approximately $3.2 million).

We borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaling RMB21.9 million (approximately $3.2 million) for various terms ending through March to May 2023, which were secured by our cash totaling RMB12.2 million (approximately $1.8 million) and our land use rights and buildings.

We borrowed a series of acceptance bills from China Merchants Bank Dalian Branch totaling RMB96.4 million (approximately $14.0 million) for various terms ending through January to June 2023, which was secured by our cash totaling RMB96.4 million (approximately $14.0 million).

As of December 31, 2022, we had unutilized committed banking facilities of $6.8 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31,	December 31,
	2021	2022
Net cash (used in) provided by operating activities	$(4,270)	$15, 115
Net cash used in investing activities	(38,081)	(7,928)
Net cash provided by financing activities	48,272	5,611
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(238)	(1,797)
Net increase in cash and cash equivalents and restricted cash	5,683	11,001
Cash and cash equivalents and restricted cash at the beginning of the year	20,672	26,355
Cash and cash equivalents and restricted cash at the end of the year	$26,355	$37,356

Operating Activities

Net cash provided by operating activities was $15.1 million in the year ended December 31, 2022, as compared to net cash used in operating activities of $4.3 million in 2021. The net cash provided by operating activities in 2022 was mainly attributable to our net income of $6.9 million (before loss on disposal of property, plant and equipment, impairment charge of long-lived assets, impairment charge of goodwill and excluding non-cash depreciation and amortization, write-down of inventories, share-based compensation and changes in fair value of warrants liability), a decrease of trade and bills receivable of $21.0 million, decrease of prepayments and other receivables of $7.1 million, increase of trade and bills payable by $7.6 million offset by increase of inventories of $24.0 million and increase of trade receivable from BAK Shenzhen of $3.5 million.

Net cash used in operating activities was $4.3 million in the year ended December 31, 2021. The net cash used in operating activities in 2021 was mainly attributable to our net profit (before loss on disposal of property, plant and equipment, impairment charge of non-marketable equity securities and excluding non-cash depreciation and amortization, write-down of inventories, share-based compensation and changes in fair value of warrants liability) of $4.6 million offset by a decrease of uncertain tax position of 7.5 million.

Investing Activities

Net cash used in investing activities decreased to $7.9 million in the fiscal year ended December 31, 2022, from $38.1 million in 2021. In 2022, the primary uses of net cash for investing activities were purchases of property, plant and equipment, and construction in progress, totaling $12.4 million offset by $4.5 million cash receipt from disposal of equity interest of Hitrans.

Net cash used in investing activities was $38.1 million in the fiscal year ended December 31, 2021. In 2021, net cash used in investing activities comprised $17.8 million for acquiring Hitrans (net of cash acquired), $1.4 million for purchasing non-marketable securities and $19.2 million for the acquisition of property, plant and equipment and in-progress construction projects.

Financing Activities

Net cash provided by financing activities was $5.6 million in the fiscal year ended December 31, 2022, compared with $48.3 million in 2021. The net cash provided by financing activities for the year ended December 31, 2022 mainly comprised of $21.6 million bank borrowings, $1.5 million from non-controlling interests injections, $1.5 million from finance leases, partially offset by repayment of bank borrowings of $14.6 million, and $3.7 million in repayment of loans to Mr. Ye Junnan.

Net cash provided by financing activities was $48.3 million in the fiscal year ended December 31, 2021. In 2021, net cash provided by financing activities mainly comprised $65.5 million in net proceeds from issuance of shares to institutional investors, partially offset by the repayment of bank borrowings of $13.9 million, $2.8 million in loans repaid to Mr. Ye Junnan and repayment of borrowings from unrelated parties of $0.4 million.

As of December 31, 2022, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Shaoxing Branch of Bank of Communications Co., Ltd	$14,300	$8,540
Industrial and Commercial Bank of China Limited	1,737	1,447
China CITIC Bank	724	-
	16,761	9,987
Short-term credit facilities:
China CITIC Bank	724	724
Jiangsu Gaochun Rural Commercial Bank	2,750	2,750
Agricultural Bank of China	1,447	1,447
	4,921	4,921
Other lines of credit:
Shaoxing Branch of Bank of Communications Co., Ltd	3,167	3,167
Agricultural Bank of China	4,114	4,114
Jiangsu Gaochun Rural Commercial Bank	969	969
Bank of Ningbo Nanjing Gaochun Branch	2,296	2,296
China Zheshang Bank Co., Ltd	10,475	10,475
China Merchants Bank Co., Ltd, Dalian Development Zone Branch	13,954	13,954
	34,975	34,975
Total	$56,657	$49,883

Capital Expenditures

We incurred capital expenditures of $19.2 million and $12.4 million in the fiscal years ended December 31, 2022 and 2021, respectively. Our capital expenditures in 2022 were primarily allocated to the construction of our Dalian and Nanjing facilities. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31,	December 31,
	2021	2022
Purchase of property, plant and equipment and construction in progress	$19,212	$12,373

We estimate that our total capital expenditures in fiscal year 2023 will reach approximately $80 million. Such funds will be used to construct new plants with new production lines and battery module packing lines.

Critical Accounting Policies and Estimates

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

Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment, prepaid land use rights, leased assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Trade and Bills Receivable

Trade and bills receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Outstanding trade receivable balances are reviewed individually for collectability. Trade balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Government Grants

Our subsidiaries in China receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies. In general, we present the government subsidies received as part of income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific expense, such as research and development expense, interest expenses and removal costs. Unearned government subsidies received are deferred for recognition until the criteria for such recognition could be met.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	Fiscal Year Ended
	December 31,	December 31,
	2021	2022
Balance sheet items, except for equity accounts	6.3551	6.9091
Amounts included in the statement of income and comprehensive loss and statement of cash flows	6.4525	6.7264

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2021 AND 2022

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CBAK Energy Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBAK Energy Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of December 31, 2022. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of December 31, 2022. The Company has contractual obligations such as commitments for purchases of equipment, building constructions cost, payable, capital injection to subsidiaries and short-term loan (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures and, if necessary, obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access such financing, the Company can manage cash outflows to meet the obligations through reductions in capital expenditures and other operating expenditures.

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

Inventory write-down

As described in Note 5 of the consolidated financial statements, inventories are stated at the lower of cost or net realizable value, with cost determined on a weighted average cost method. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2022, the Company recorded inventory write-down of $1.7 million. Inventories include items that have been written down to the Company’s best estimate of their realizable value, which includes consideration of various factors.

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

Assessment of impairment of long-lived assets

As discussed in Note 2 (l) and Note 7 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses. Based upon the analysis performed, the Company recognized impairment losses for long-lived assets of $4.8 million for the year ended December 31, 2022.

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

Assessment of impairment of goodwill

As described in Note 13 to the consolidated financial statements, the Company’s consolidated goodwill balance was nil as of December 31, 2022. The Company performs an assessment of the carrying value of the reporting units at least on an annual basis or when events occur or circumstances change that would more likely than not reduce the estimated fair value of the reporting units below its carrying value. The Company performed a goodwill impairment analysis as of December 31, 2022. For purposes of impairment testing, management allocates its goodwill to the relevant reporting unit, and compares the recoverable amounts of these reporting unit to their respective carrying amounts. Management determined the recoverable amounts of these reporting unit based on the value in use (“VIU”) which is calculated based on discounted cash flows expected to be derived from the respective reporting unit. Management’s cash flows projections included significant judgments and assumptions relating to the expected production and sales volumes, production costs, operating expenses and discount rates. Based upon the analysis performed, the Company recognized impairment losses for goodwill of $1.6 million for the year ended December 31, 2022.

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

Assessment of allowances for doubtful accounts

As discussed in Note 2 to the consolidated financial statements, the allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Outstanding accounts receivable balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Based upon the analysis performed, the Company maintained an allowance for doubtful account of $2.3 million as of December 31, 2022.

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

April 14, 2023

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2021 and 2022

(In US$ except for number of shares)

	Note	December 31, 2021	December 31, 2022
Assets
Current assets
Cash and cash equivalents		$7,357,875	$6,519,212
Pledged deposits	3	18,996,749	30,836,864
Trade and bills receivable, net	4	49,907,129	27,413,575
Inventories	5	30,133,340	49,446,291
Prepayments and other receivables	6	12,746,990	5,915,080
Receivables from former subsidiary	17	2,263,955	5,518,052
Amount due from non-controlling interest, current	17	125,883	-
Amount due from related party, current	17	472,061	-
Income tax recoverable		47,189	57,934
Investment in sales-type lease, net	10	790,516	-

Total current assets		122,841,687	125,707,008

Property, plant and equipment, net	7	90,042,773	90,004,527
Construction in progress	8	27,343,092	9,954,202
Long-term investments, net	9	712,930	945,237
Prepaid land use rights	10	13,797,230	12,361,163
Intangible assets, net	11	1,961,739	1,309,058
Operating lease right-of-use assets, net		1,968,032	1,264,560
Investment in sales-type lease, net	10	838,528	-
Amount due from non-controlling interest, non-current	17	62,941	-
Deferred tax assets, net	20	1,403,813	2,486,979
Goodwill	13	1,645,232	-

Total assets		$262,617,997	$244,032,734

Liabilities
Current liabilities
Trade and bills payable	14	$65,376,212	$67,491,435
Short-term bank borrowings	15	8,811,820	14,907,875
Other short-term loans	15	4,679,122	689,096
Accrued expenses and other payables	16	22,963,700	25,605,661
Payable to a former subsidiary, net	17	326,507	358,067
Deferred government grants, current	18	3,834,481	1,299,715
Product warranty provisions	19	127,837	26,215
Warrants liability	26	5,846,000	136,000
Operating lease liability, current	10	801,797	575,496
Finance lease liability, current	10	-	844,297

Total current liabilities		112,767,476	111,933,857

Deferred government grants, non-current	18	6,189,196	5,577,020
Product warranty provisions	19	1,900,429	450,613
Operating lease liability, non-current	10	876,323	607,222
Accrued expenses and other payables, non-current	16	-	1,085,525
Total liabilities		121,733,424	119,654,237

Commitments and contingencies	27

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 88,849,222 issued and 88,705,016 outstanding as of December 31, 2021; and 89,135,064 issued and 88,990,858 outstanding as of December 31, 2022		88,849	89,135
Donated shares		14,101,689	14,101,689
Additional paid-in capital		241,946,362	246,240,998
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(122,498,259)	(131,946,705)
Accumulated other comprehensive loss		2,489,017	(8,153,644)
		137,358,169	121,561,984

Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		133,291,559	117,495,374
Non-controlling interests		7,593,014	6,883,123
Total equity		140,884,573	124,378,497

Total liabilities and shareholder’s equity		$262,617,997	$244,032,734

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2021 and 2022

(In US$ except for number of shares)

		Year ended	Year ended
	Note	December 31, 2021	December 31, 2022
Net revenues	29	$52,669,733	$248,725,485
Cost of revenues		(47,559,243)	(230,630,161)
Gross profit		5,110,490	18,095,324
Operating expenses:
Research and development expenses		(5,274,316)	(10,635,486)
Sales and marketing expenses		(2,301,720)	(2,007,812)
General and administrative expenses		(10,027,349)	(9,737,711)
Impairment charge on long-lived assets	7	-	(4,831,708)
Impairment charge on goodwill	13	-	(1,556,078)
Recovery of (provision for) doubtful accounts	4	780,389	(831,132)
Total operating expenses		(16,822,996)	(29,599,927)
Operating loss		(11,712,506)	(11,504,603)
Finance income, net		784,880	491,060
Other income (expenses), net		3,644,363	(7,252,475)
Impairment of non-marketable equity securities		(692,639)	-
Changes in fair value of warrants liability		61,802,000	5,710,000
Income (loss) before income tax		53,826,098	(12,556,018)
Income tax credit, net	20	7,733,046	1,228,207
Net income (loss)		61,559,144	(11,327,811)
Less: Net (income) loss attributable to non-controlling interests		(73,092)	1,879,365
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.		$61,486,052	$(9,448,446)

Net income (loss)		61,559,144	(11,327,811)
Other comprehensive income (loss)
– Foreign currency translation adjustment		2,725,768	(11,189,175)
Comprehensive income (loss)		64,284,912	(22,516,986)
Less: Comprehensive (income) loss attributable to non-controlling interests		(70,234)	2,425,879
Comprehensive income (loss) attributable to CBAK Energy Technology, Inc.		$64,214,678	$(20,091,107)

Income (Loss) per share	25
– Basic		$0.70	$(0.11)
– Diluted		$0.70	$(0.11)

Weighted average number of shares of common stock:	25
– Basic		87,605,493	88,927,671
– Diluted		87,884,357	88,927,671

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended 2021 and 2022

(In US$ except for number of shares)

	Common stock issued			Additional	Statutory		Accumulated other	Non-	Treasury shares		Total
	Number		Donated	paid-in	reserves	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	(Note 21)	deficit	loss	interests	of shares	Amount	equity

Balance as of January 1, 2021	79,310,249	$79,310	$14,101,689	$225,278,113	$1,230,511	$(183,984,311)	$(239,609)	$7,735	(144,206)	$(4,066,610)	$52,406,828

Net income	-	-	-	-	-	61,486,052	-	73,092	-	-	61,559,144

Share-based compensation for employee and director stock awards	-	-	-	1,047,777	-	-	-	-	-	-	1,047,777

Common stock issued to employees and directors for stock award	598,997	599	-	(599)	-	-	-	-	-	-	-

Issuance of common stock and warrants	8,939,976	8,940	-	15,621,071	-	-	-	-	-	-	15,630,011

Non controlling interest through acquisition	-	-	-	-	-	-	-	7,515,045	-	-	7,515,045

Foreign currency translation adjustment	-	-	-	-	-	-	2,728,626	(2,858)	-	-	2,725,768

Balance as of December 31, 2021	88,849,222	$88,849	$14,101,689	$241,946,362	$1,230,511	$(122,498,259)	$2,489,017	$7,593,014	(144,206)	$(4,066,610)	$140,884,573

Net loss	-	-	-	-	-	(9,448,446)	-	(1,879,365)	-	-	(11,327,811)

Share-based compensation for employee and director stock awards	-	-	-	64,193	-	-	-	-	-	-	64,193

Common stock issued to employees and directors for stock award	285,842	286	-	(286)	-	-	-	-	-	-	-

Capital injection	-	-	-	1,148,447	-	-	-	338,232	-	-	1,486,679

Disposal of partial interest in a subsidiary without losing control				3,082,282				1,377,756			4,460,038

Foreign currency translation adjustment	-	-	-	-	-	-	(10,642,661)	(546,514)			(11,189,175)

Balance as of December 31, 2022	89,135,064	$89,135	$14,101,689	$246,240,998	$1,230,511	$(131,946,705)	$(8,153,644)	$6,883,123	(144,206)	$(4,066,610)	$124,378,497

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Consolidated statements of cash flows

For the years ended December 31, 2021 and 2022

(In US$)

	Year Ended	Year Ended
	December 31, 2021	December 31, 2022
Cash flows from operating activities
Net income (loss)	$61,559,144	(11,327,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,578,695	8,062,303
(Recovery of) provision for doubtful accounts and bad debts written off	(780,389)	(2,428,449)
Write-down of inventories	867,731	1,658,432
Share-based compensation	1,047,777	64,193
Changes in fair value of warrants liability	(61,802,000)	(5,710,000)
Loss on disposal of property, plant and equipment	9,642	7,722,451
Impairment charge on long-lived assets	-	4,831,708
Impairment charge on goodwill	-	1,556,078
Impairment charge on non-marketable equity securities	(692,639)	-
Amortization of operating lease right-of-use assets	477,961	496,720
Changes in operating assets and liabilities:
Trade and bills receivable	18,714,611	21,021,110
Inventories	(11,805,692)	(23,977,795)
Prepayments and other receivables	(4,324,751)	7,146,992
Investment in sales-type lease	(505,998)	1,539,120
Trade and bills payable	(1,807,896)	7,557,193
Accrued expenses and other payables and product warranty provisions	(628,973)	581,074
Lease liabilities	(715,782)	1,188,476
Trade receivable from and payables to a former subsidiary	(2,335,386)	(3,529,467)
Income tax payables	(7,464,067)	(109,307)
Deferred tax assets	(19,855)	(1,228,207)
Government grants	2,357,811	-
Net cash (used in) provided by operating activities	(4,270,056)	15,114,814

Cash flows from investing activities
Purchase of non-marketable equity securities	(1,394,808)	-
Purchases of property, plant and equipment and construction in progress	(19,211,554)	(12,373,112)
Proceed from acquisition of a subsidiary, net of cash acquired	(17,477,643)	-
Redemption of debt products	3,100	-
Proceeds on disposal of property, plant and equipment	-	282,164
Investment in equity method investment	-	(297,336)
Cash receipt from disposal of equity interest of a subsidiary without losing control	-	4,460,038
Net cash used in investing activities	(38,080,905)	(7,928,246)

Cash flows from financing activities
Proceeds from bank borrowings	-	21,594,593
Repayment of bank borrowings	(13,901,589)	(14,607,200)
Repayment of borrowings from unrelated parties	(400,904)	-
Borrowings from related parties	-	1,486,679
Repayment of borrowings from related parties	(2,789,616)	(1,486,679)
Repayment of borrowings from shareholders	(131,040)	(4,559)
Proceeds from issuance of shares	65,495,011	-
Repayment of borrowings from Mr. Ye Junnan	-	(3,716,698)
Capital injection from non-controlling interests	-	1,486,679
Proceeds from finance leases	-	1,486,679
Principal payments on finance leases	-	(628,122)
Net cash provided by financing activities	48,271,862	5,611,372

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(237,775)	(1,796,488)
Net increase in cash and cash equivalents and restricted cash	5,683,126	11,001,452
Cash and cash equivalents and restricted cash at the beginning of year	20,671,498	26,354,624
Cash and cash equivalents and restricted cash at the end of year	$26,354,624	37,356,076
Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$23,862,234	$22,667,373
Non-cash payment for purchases of property, plant and equipment and construction in progress by new vehicles	$61,527	$-
Lease liabilities arising from obtaining right-of-use assets	$2,415,895	$1,012,740

Cash paid during the year for:
Income taxes	$3,053	$59,508
Interest, net of amounts capitalized	$177,544	$571,118

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2022

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

Also on January 20, 2005, immediately prior to consummating the share swap transaction, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 1,720,087 shares of common stock for gross proceeds of $17,000,000. In conjunction with this financing, Mr. Xiangqian Li, the Chairman and Chief Executive Officer of the Company (“Mr. Li”) until March 1, 2016, agreed to place 435,910 shares of the Company’s common stock owned by him into an escrow account pursuant to an Escrow Agreement dated January 20, 2005 (the “Escrow Agreement”). Pursuant to the Escrow Agreement, 50% of the escrowed shares were to be released to the investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2005 was not at least $12,000,000, and the remaining 50% was to be released to investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2006 was not at least $27,000,000. If the audited net income of the Company for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 435,910 shares would be released to Mr. Li in the amount of 50% upon reaching the 2005 target and the remaining 50% upon reaching the 2006 target.

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

As of December 31, 2022, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB1.0 million (approximately $0.1 million) to CBAK Suzhou through injection of a series of cash. CBAK Suzhou is dormant as of December 31, 2022.

On November 21, 2019, Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”) was established as a wholly owned subsidiary of BAK Asia with a registered capital of $50,000,000. Pursuant to CBAK Energy’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Energy on or before November 20, 2022, the Company has extended the paid up time to January 31, 2054. Up to the date of this report, the Company has contributed $23,519,880 to CBAK Energy.

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

On August 6, 2020, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) was established as a wholly owned subsidiary of CBAK Nanjing with a registered capital of RMB700,000,000 (approximately $101.3 million). Pursuant to Nanjing CBAK’s articles of association and relevant PRC regulations, CBAK Nanjing was required to contribute the capital to Nanjing CBAK on or before August 5, 2040. Up to the date of this report, the Company has contributed RMB352.5 (approximately $51.0 million) to Nanjing CBAK.

On November 9, 2020, Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”) was established as a wholly owned subsidiary of CBAK Nanjing with a register capital of RMB50,000,000 (approximately $7.2 million). Up to the date of this report, the Company has contributed RMB37 (approximately $5.4 million) to Nanjing Daxin. On March 6, 2023, Nanjing Daxin changed its name to Nanjing BFD Energy Technology Co., Ltd.

On April 21, 2021, CBAK Power, along with Shenzhen BAK Power Battery Co., Ltd (“BAK SZ”), Shenzhen Asian Plastics Technology Co., Ltd (“SZ Asian Plastics”) and Xiaoxia Liu, entered into an investment agreement with Junxiu Li, Hunan Xintao New Energy Technology Partnership, Xingyu Zhu, and Jiangsu Saideli Pharmaceutical Machinery Manufacturing Co., Ltd for an investment in Hunan DJY Technology Co., Ltd (“DJY”). CBAK Power has paid approximately $1.3 million (RMB9,000,000) to acquire 9.74% of the equity interests of DJY. CBAK Power has appointed one director to the Board of Directors of DJY. DJY is an unrelated third party of the Company engaging in researching and manufacturing of raw materials and equipment.

On August 4, 2021, Daxin New Energy Automobile Technology (Jiangsu) Co., Ltd (“Jiangsu Daxin”) was established as a wholly owned subsidiary of Nanjing CBAK with a register capital of RMB30,000,000 (approximately $4.3 million). Pursuant to Jiangsu Daxin’s articles of association and relevant PRC regulations, Nanjing Daxin was required to contribute the capital to Jiangsu Daxin on or before July 30, 2061. Up to the date of this report the Company has contributed RMB11.6 million (approximately 1.7 million) to Jiangsu Daxin.

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

On July 8, 2022, Hitrans held its second shareholder meeting (“the shareholder meeting”) in 2022 to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.4 million) and to accept an investment of RMB22 million (approximately $3.2 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and an investment of RMB18 million (approximately $2.6 million) from Mr. Haijun Wu (collectively “management shareholder”). Under the resolution, 10% of the investment injection (RMB4 million or $0.6 million) will be contributed towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.2 million) will be treated as additional paid-in capital contribution of Hitrans. 25% of the investments from the management shareholder were required to be in place before August 15, 2022, 25% of the investments were required to be in place before December 31, 2022 and the 50% balance (RMB20 million) were required to be received June 30, 2024. As of December 31, 2022, RMB10 million (approximately $1.4 million), representing the 25% of the investments were received.

On December 8, 2022, CBAK Power entered into equity interest transfer agreements with five individuals to disposal in aggregate 6.82% of Hitrans equity interests for a total consideration of RMB30,000,000 (approximately $4.3 million). The transaction was completed on December 30, 2022. As of December 31, 2022, CBAK Power’s equity interests in Hitrans was 67.33% and representing 69.12% of paid up capital.

On July 6, 2018, Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd. (“Guangdong Hitrans”) was established as a 80% owned subsidiary of Hitrans with a registered capital of RMB10 million (approximately $1.6 million). The remaining 20% registered equity interest was held by Shenzhen Baijun Technology Co., Ltd. Pursuant to Guangdong Hitrans’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to Guangdong Hitrans’s articles of association and relevant PRC regulations, Hitrans was required to contribute the capital to Guangdong Hitrans on or before December 30, 2038. Up to the date of this report, Hitrans has contributed RMB1.72 million (approximately $0.3 million), and the other shareholder has contributed RMB0.25 million (approximately $0.04 million) to Guangdong Hitrans through injection of a series of cash. Guangdong Hitrans was established under the laws of the People’s Republic of China as a limited liability company on July 6, 2018 with a registered capital RMB10 million (approximately $1.5 million). Guangdong Hitrans is based in Dongguan, Guangdong Province, and is principally engaged in the business of resource recycling, waste processing, and R&D, manufacturing and sales of battery materials. Guangdong Hitrans is dormant as of December 31, 2022.

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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Shenzhen”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014, “Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of December 31, 2021, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC; v) Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”), a wholly owned limited liability company established on November 21, 2019 in the PRC; (vi) BAK Asia Investments Limited (“BAK Investments”), a wholly owned limited liability company incorporated in Hong Kong acquired on July 14, 2020; (vii) CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”), a wholly owned limited liability company established on July 31, 2020 in the PRC; (viii) Nanjing CBAK New Energy Technology Co., Ltd, (“Nanjing CBAK”), a wholly owned limited liability company established on August 6, 2020 in the PRC; (ix) Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”), a wholly owned limited liability company established on November 9, 2020; (x) Daxin New Energy Automobile Technology ( Jiangsu) Co., Ltd (“Jiangsu Daxin”), a wholly owned limited liability company established on August 4, 2021 in the PRC ; (xi) Zhejiang Hitrans Lithium Battery Technology Co., Ltd (“Hitrans”), a 67.33% registered equity interests (representing 69.12% of paid-up capital) owned  limited liability company established on December 16, 2015  in the PRC; (xii) Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd., a 87% owned limited liability company established on July 6, 2018 in the PRC by Hitrans and (xiii) Shaoxing Haisheng International Trading Co., Ltd. (“Haisheng”), a wholly owned limited liability company by Hitrans established on October 9, 2021 in the PRC.

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

As of December 31, 2022, the Company had $14.9 million bank loans and approximately $111.8 million of other current liabilities (excluding warrants derivative liability).

The Company is currently expanding its product lines and manufacturing capacity in its Dalian, Nanjing and Zhejiang plant which requires more funding to finance the expansion. The Company plans to raise additional funds through banks borrowings and equity financing in the future to meet its daily cash demands, if required.

COVID-19

The Company business has been and may continue to be adversely affected by the COVID-19 pandemic or other health epidemics and outbreaks. A wave of infections caused by the Omicron variant emerged in Shanghai in early 2022, and a series of restrictions and quarantines were implemented to contain the spread in Shanghai and other regions. The Company’s manufacturing facilities in Dalian, Nanjing and Shaoxing were not producing at full capacity when restrictive measures were in force during 2022, which negatively affected our operational and financial results. China began to modify its zero-COVID policy at the end of 2022, and most of the travel restrictions and quarantine requirements were lifted in December 2022.

The extent of the impact of the COVID-19 pandemic that will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify, as the actions that the Company, other businesses and governments may take to contain the spread of COVID-19 continue to evolve. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the future business interruption and the related financial impact cannot be reasonably estimated at this time.

The severity of the impact of the COVID-19 pandemic on the Company’s business will continue to depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the new variants of COVID-19, the efficacy and distribution of COVID-19 vaccines and the extent and severity of the impact on the global supply chain and the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be reasonably predicted at this time. As of the date of issuance of the Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated deficit from recurring net losses incurred and significant short-term debt obligations maturing in less than one year as of December 31, 2022. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of December 31, 2021 and 2022, cash held in accounts managed by online payment platforms such as Alipay amounted to $14,625 and $5,806 respectively, which have been classified as cash and cash equivalents in the consolidated balance sheets.

(c)	Pledged deposit

Pledged deposit primarily represents bank deposits for bank notes amounted to $19.0 million and $30.8 million as of December 31, 2021 and 2022, respectively.

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

(h)	Property, Plant and Equipment

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

The cost and accumulated depreciation of property, plant and equipment sold are removed from the consolidated balance sheets and resulting gains or losses are recognized in the consolidated statements of operations and comprehensive income (loss).

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

A long-lived asset to be disposed of by abandonment continues to be classified as held and used until it is disposed of.

(i)	Lease

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

The lease terms of operating leases vary from more than a year to five years. Operating leases are included in operating lease right of use assets, current and non-current operating lease liabilities on the Company’s consolidated balance sheets. As of December 31, 2021 and 2022, all of the Company’s ROU assets were generated from leased assets in the PRC.

(iii)	Finance lease

Finance leases are included in property, plant and equipment, net, current and non-current finance lease liabilities on the Company’s consolidated balance sheets. As of December 31, 2021 and 2022, all of the Company’s finance lease assets were generated from leased assets in the PRC.

(iv)	Net Investment in Sales Type Leases

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

(j)	Foreign Currency Transactions and Translation

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

Year ended December 31, 2021
Balance sheet, except for equity accounts	RMB 6.3551 to US$1.00
Income statement and cash flows	RMB 6.4525 to US$1.00

Year ended December 31, 2022
Balance sheet, except for equity accounts	RMB 6.9091 to US$1.00
Income statement and cash flows	RMB 6.7264 to US$1.00

(k)	Intangible Assets

Intangible assets are stated in the balance sheet at cost less accumulated amortization and impairment, if any. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives. The respective amortization periods for the intangible assets are as follows:

Computer software	1 - 10 years
Sewage discharge permit	5 - 7 years

(l)	Impairment of Long-lived Assets (including amortizable intangible assets) other than goodwill

Long-lived assets, which include property, plant and equipment, prepaid land use rights, leased assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

(m)	Goodwill

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

The Company performs its annual impairment tests on December 31 of each year.

(n)	Revenue Recognition

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

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with batteries development and deposits received from customers allocated to the performance obligations that are unsatisfied, Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented. The table below presents the activity of the deferred batteries development and sales of batteries revenue during the years ended December 31, 2021 and 2022, respectively:

	December 31,	December 31,
	2021	2022
Balance at beginning of year	$ -	$784,000
Development fees collected/ deposits received	784,000	1,115,010
Development and sales of batteries revenue recognized	-	-
Exchange realignment	-	(29,485)
Balance at end of year	$784,000	$1,869,525

(o)	Cost of Revenues

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of revenues.

(p)	Income Taxes

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

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2021, through December 31, 2022 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2021	$7,511,182	-	7,511,182
Decrease in unrecognized tax benefits taken in current period	(7,511,182)	-	(7,511,182)
Balance as of December 31, 2021 and 2022	$-	$-	$-

As of December 31, 2021 and 2022 the Company had not accrued any interest and penalties related to unrecognized tax benefits.

(q)	Non-controlling Interests

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

(r)	Research and Development and Advertising Expenses

Research and development and advertising expenses are expensed as incurred. Research and development expenses consist primarily of remuneration for research and development staff, depreciation and material costs for research and development.

(s)	Bills Payable

Bills payable represent bills issued by financial institutions to the Company’s vendors. The Company’s vendors receive payments from the financial institutions directly upon maturity of the bills and the Company is obliged to repay the face value of the bills to the financial institutions.

(t)	Warranties

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

(u)	Government Grants

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

(v)	Share-based Compensation

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

(w)	Retirement and Other Postretirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses in the statement of operations and comprehensive loss as and when the related employee service is provided.

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $1,541,133 (RMB9,944,162) and $2,589,157 (RMB17,405,185)  for the years ended December 31, 2021 and 2022, respectively.

(x)	Income (loss) per Share

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

(y)	Use of Estimates

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

(z)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(aa)	Warrant Liability

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

(bb)	Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income includes cumulative foreign currency translation adjustment.

(cc)	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company applied the new standard beginning January 1, 2022. The adoption of the new standard did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The Company adopted ASU 2021-10 during 2022 using the retrospective approach. See Note 18 for related disclosure.

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

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The standard will be effective for the Company beginning after December 15, 2023, and are applied prospectively to business combinations that occur after the effective date. The adoption of ASU 2021-08 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Pledged deposits

Pledged deposits as of December 31, 2021 and 2022 consisted pledged deposits with banks for bills payable (note 14).

4. Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2021 and 2022:

	December 31,	December 31,
	2021	2022
Trade receivable	$48,707,457	$23,422,733
Less: Allowance for doubtful accounts	(4,618,269)	(2,274,513)
	44,089,188	21,148,220
Bills receivable	5,817,941	6,265,355
	$49,907,129	$27,413,575

Included in trade and bills receivables are retention receivables of $1,944,034 and $1,066,146 as of December 31, 2021 and 2022. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for doubtful accounts is as follows:

	December 31,	December 31,
	2021	2022
Balance at beginning of year	$5,266,828	$4,618,269
Provision for the year	225,875	1,018,092
Reversal - recoveries by cash	(1,006,264)	(186,960)
Charged to consolidated statements of operations and comprehensive income (loss)	$(780,389)	$831,132
Written off	-	(2,858,177)
Foreign exchange adjustment	131,830	(316,711)
Balance at end of year	$4,618,269	$2,274,513

5. Inventories

Inventories as of December 31, 2021 and 2022 consisted of the following:

	December 31,	December 31,
	2021	2022
Raw materials	$11,323,638	$7,101,426
Work in progress	8,093,002	17,274,033
Finished goods	10,716,700	25,070,832
	$30,133,340	$49,446,291

During the years ended December 31, 2021 and 2022, write-downs of obsolete inventories to lower of cost or net realizable value of $867,731 and $1,658,432, respectively, were charged to cost of revenues.

6. Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2021 and 2022 consisted of the following:

	December 31,	December 31,
	2021	2022
Value added tax recoverable	$7,144,712	$4,234,082
Prepayments to suppliers	4,663,431	220,671
Deposits	75,179	43,914
Staff advances	122,531	51,826
Prepaid operating expenses	683,648	706,190
Receivables from sales of vehicles (note 10)	-	371,105
Others	64,489	294,292
	12,753,990	5,922,080
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$12,746,990	$5,915,080

7. Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2021 and 2022 consisted of the following:

	December 31, 2021	December 31, 2022
Buildings	$48,418,782	$47,086,680
Leasehold improvements	5,543,792	5,156,705
Machinery and equipment	58,899,248	71,665,842
Office equipment	1,200,758	1,545,026
Motor vehicles	486,570	507,882
	114,549,150	125,962,135
Impairment	(9,194,132)	(13,025,161)
Accumulated depreciation	(15,312,245)	(22,932,447)
Carrying amount	$90,042,773	$90,004,527

During the years ended December 31, 2021 and 2022, the Company incurred depreciation expense of $3,664,917 and $9,414,421, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $7,548,239 and $7,360,242 as of December 31, 2021 and 2022, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations in the years ended December 31, 2021 and 2022, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of approximately nil and $4,831,708, respectively. The impairment charge represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated fair value of the Company’s production facilities in Hitrans primarily for the production of materials used in manufacturing of lithium batteries due to underperformance of Hitrans reporting unit. No impairment charge was recorded on the Company’s production facilities in Dalian and Nanjing in the years ended December 31, 2021 and 2022.

8. Construction in Progress

Construction in progress as of December 31, 2021 and 2022 consisted of the following:

	December 31,	December 31,
	2021	2022
Construction in progress	$21,619,522	$7,828,975
Prepayment for acquisition of property, plant and equipment	5,723,570	2,125,227
Carrying amount	$27,343,092	$9,954,202

Construction in progress as of December 31, 2021 and 2022 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power, Nanjing CBAK and Hitrans.

For the years ended December 31, 2021 and 2022, the Company capitalized interest of $307,426 and $162,052, respectively, to the cost of construction in progress.

9. Long-term investments, net

Long-term investments as of December 31, 2021 and 2022, consisted of the following:

	December 31, 2021	December 31, 2022
Investments in equity method investees	$-	$289,473
Investments in non-marketable equity	712,930	655,764
	$712,930	$945,237

Investments in equity method investees

Balance as of January 1, 2022	$-
Investments made	297,336
Income from investment	-
Foreign exchange adjustment	(7,863)
Balance as of December 31, 2022	$289,473

In August 2022, Nanjing CBAK, along with two unrelated third parties of the Company, Guangxi Guiwu Recycle Resources Company Limited (“Guangxi Guiwu”)  and Mr. Weidong Xu, an unrelated third party entered into an investment agreement to jointly set up a new company - Guangxi Guiwu CBAK New Energy Technology Co., Ltd (“Guangxi Guiwu CBAK”)  in which each party holding 20%, 60% and 20% equity interests and voting rights, respectively. Guangxi Guiwu engages in the business of recycling power batteries. The Company applies the equity method of accounting to account for the equity investments in common stock, over which it has significant influence but does not own a majority equity interest or otherwise control. Pursuant to the Company’s articles of association and relevant PRC regulations, each party was required to contribute the capital on or before December 31, 2023. As of December 31, 2022 and current, Nanjing CBAK, Guanxi Guiwu and Mr. Weidong Xu had contributed capital of $0.3 million (RMB2 million), $0.9 million (RMB6 million) and $0.3 million (RMB2 million), respectively.

Guangxi Guiwu CBAK has not commenced operations as of the date of this report. For the year ended December 31, 2022, no income from the above investment was recorded.

Investments in non-marketable equity

	December 31, 2021	December 31 2022
Cost	$1,416,185	$1,302,630
Impairment	(703,255)	(646,866)
Carrying amount	$712,930	$655,764

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

On November 28, 2022, Nanjing CBAK along with Shenzhen Education for Industry Investment Co., Ltd. and Wenyuan Liu, an individual investor, set up Nanjing CBAK Education For Industry Technology Co., Ltd (“CBAK Education”) with a registered capital of RMB5 million (approximately $0.7 million), in which each party holding 10%, 60% and 30% equity interests of CBAK Education, respectively. The investment is for training skillful workforce for Nanjing CBAK.  CBAK Education has not yet commence its operation and nil capital contribution was made by all parties as of the report date.

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. The Company recognized an impairment loss of $692,639 and nil on the non-marketable equity securities for the year ended December 31, 2021 and 2022, respectively.

10. Lease

(a)	Prepaid land use rights

Prepaid land lease payments
Balance as of January 1, 2021	$7,500,780
Addition for the year	6,188,764
Amortization charge for the year	(189,044)
Foreign exchange adjustment	296,730
Balance as of December 31, 2021	13,797,230
Amortization charge for the year	(338,706)
Foreign exchange adjustment	(1,097,361)
Balance as of December 31, 2022	$12,361,163

In August 2014 and November 2021, the Group acquired land use rights to build a factory of the Company in Dalian and Zhejiang, PRC.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

No impairment loss was made to the carrying amounts of the prepaid land use right for the year ended December 31, 2021 and 2022.

(b)	Company as Lessor

The Company derives a portion of its revenue from leasing arrangements of these vehicles to end users. Such arrangements provide for monthly payments covering the vehicles sales and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, vehicle sale net of cost is recorded as other income and recognized upon delivery of the vehicle and its acceptance by the end user. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Interests are recognized monthly over the lease term. The components of the net investment in sales-type leases as of December 31, 2021 and 2022 are as follows:

	December 31,	December 31,
	2021	2022
Total future minimum lease payments receivable	$1,737,817	-
Less: unearned income, representing interest	(108,773)	-
Present value of minimum lease payments receivables	1,629,044	-
Less: Current portion	(790,516)	-
Non-current portion	$838,528	-

Vehicle sale net of cost recognized in other income (expense) from vehicle leasing was $(92,272) and nil for the year ended December 31, 2021 and 2022, respectively.

Interest income from vehicle leasing was $99,424 and nil for the year ended December 31, 2021 and 2022, respectively.

The Company entered into supplemental agreement with the lessee to cancel the sales-type leases arrangement and entered into vehicles sales agreement (note 6) to sell all of the vehicles.

(c)	Operating lease

In April 2018, Hitrans entered into a lease agreement for staff quarters spaces in Zhejiang with a five year term, commencing on May 1, 2018 and expiring on April 30, 2023. The monthly rental payment is approximately RMB18,000 ($2,605) per month. In 2018, lump sum payments were made to landlord for the rental of staff quarter spaces and no ongoing payments will be made under the terms of these leases.

On January 14, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Tianjing with a three year term, commencing on March 1, 2021 and expiring on February 29, 2024. The monthly rental payment is approximately RMB73,143 ($10,586) per month. On February 28, 2022, Nanjing Daxin early terminated the lease after one-year non-cancellable period.

On April 6, 2021, Nanjing CBAK entered into a lease agreement for warehouse space in Nanjing with a three year term, commencing on April 15, 2021 and expiring on April 14, 2024. The monthly rental payment is approximately RMB97,743 ($14,146) per month.

On June 1, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Wuxi with a three year term, commencing on June 1, 2021 and expiring on May 31, 2024. The monthly rental payment is approximately RMB238,095 ($34,461) per month for the first year and approximately RMB277,778 ($40,205) per month from the second year. In May 2022, Nanjing Daxin early terminated the lease after one-year non-cancellable period.

On June 1, 2021, Hitrans entered into a lease agreement with liquid gas supplier for a five year term for supplying liquid nitrogen and oxygen, commencing on July 1, 2021. The monthly rental payment is approximately RMB5,310 ($769) per month.

On December 9, 2021, Hitrans entered into a lease agreement for another staff quarters spaces in Zhejiang with a three year term, commencing on December 10, 2021 and expiring on December 9, 2024. The monthly rental payment is approximately RMB10,400 ($1,505) per month for the first year, RMB10,608 ($1,535) and RMB10,820 ($1,566) per month from the second year and third year, respectively.

On March 1, 2022, Hitrans entered into a lease agreement for extra staff quarters spaces in Zhejiang with a five year term, commencing on March 1, 2022 and expiring on February 28, 2027. The monthly rental payment is approximately RMB15,840 ($2,293) per month for the first year, with 2% increase per year.

On August 1, 2022, Hitrans entered into a lease agreement for warehouse spaces in Zhejiang with a one and half years term, commencing on August 1, 2022 and expiring on January 31, 2024. The monthly rental payment is RMB60,394 ($8,741) per month.

On October 20, 2022, CBAK Power entered into a lease agreement for staff quarters spaces in Dalian with a five year term, commencing on October 20, 2022 and expiring on October 19, 2025. The monthly rental payment is RMB61,905 ($8,960) per month.

On December 20, 2022, Hitrans entered into a lease agreement for extra staff quarters spaces in Zhejiang with a five year term commencing on December 20, 2022 and expiring on December 19, 2027. The monthly rental payment is RMB52,000 ($7,526) per month for the first year, with 2% increase per year.

On December 30, 2022, Hitrans entered into a lease agreement with liquid gas supplier for a five year term for supplying liquid nitrogen and oxygen to December 29, 2027 The monthly rental payment is approximately RMB7,265 ($1,052) per month.

Operating lease expenses for the years ended December 31, 2021 and 2022 for the capitation agreement was as follows:

	December 31, 2021	December 31, 2022
Operating lease cost – straight line	$539,075	$495,478

(d)	Company as lessee - Finance lease

	December 31,	December 31,
	2021	2022
Property, plant and equipment, at cost	$-	$1,890,396
Accumulated depreciation	-	(251,626)
Impairment	-	(662,006)
Property, plant and equipment, net under finance lease	-	976,764

Finance lease liabilities, current	-	844,297
Finance lease liabilities, non-current	-	-
Total finance lease liabilities	$-	$844,297

The components of finance lease expenses for the years ended December 31, 2021 and 2022 were as follows:

		2021	2022
Finance lease cost:
Depreciation of assets	$	$-	$76,861
Interest of lease liabilities		-	8,672
Total lease expense	$	$-	$85,533

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2022:

	Operating leases	Finance leases

2023	$634,361	$856,117
2024	251,947	-
2025	227,519	-
2026	144,770	-
2027	11,566	-
Thereafter	-	-
Total undiscounted cash flows	1,270,163	856,117
Less: imputed interest	(87,445)	(11,820)
Present value of lease liabilities	$1,182,718	$844,297

Lease term and discount rate:

	December 31, 2021	December 31, 2022
Weighted-average remaining lease term
Land use rights	38.9	37.9
Operating leases	2.32	3.39
Finance lease	-	0.5

Weighted-average discount rate
Land use rights	Nil	Nil
Operating lease	5.88%	4.94%
Finance lease	-	1.40%

Supplemental cash flow information related to leases where the Company was the lessee for the year ended December 31, 2021 and 2022 was as follows:

	December 31, 2021	December 31, 2022
Operating cash outflows from operating assets	$447,734	$230,382

11. Intangible Assets, net

Intangible assets as of December 31, 2021 and 2022 consisted of the followings:

	December 31, 2021	December 31, 2022
Computer software at cost	$108,560	$104,211
Sewage discharge permit*	1,915,740	1,762,129
	2,024,300	1,866,340
Accumulated amortization	(62,561)	(557,282)
	$1,961,739	$1,309,058

Amortization expenses were $41,132 and $513,311 for the years ended December 31, 2021 and 2022, respectively.

*	The Company had not yet obtained the ownership of sewage discharge permit in its Zhejiang manufacturing facilities with a carrying amount of $1,873,168 as of December 31, 2021. The sewage discharge permit was registered under the name of New Era (note 12). The Company has obtained a five years sewage discharge permit on January 27, 2022.

Total future amortization expenses for finite-lived intangible assets were estimated as follows:

2023	$482,159
2024	480,805
2025	320,761
2026	6,042
2027	4,528
Thereafter	14,763
Total	$1,309,058

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

On July 20, 2021, CBAK Power entered into a framework agreement relating to CBAK Power’s investment in Hitrans, pursuant to which CBAK Power acquires 81.56% of registered equity interests (or representing 75.57% of paid-up capital) of Hitrans (the “Acquisition Agreement”). Under the Acquisition Agreement, CBAK Power acquires 60% of registered equity interests (representing 54.39% of paid-up capital) of Hitrans from Zhejiang Meidu Graphene Technology Co., Ltd. (“Meidu Graphene”) valued at RMB118 million ($18.5 million) and 21.56% of registered equity interests (representing 21.18% of paid-up capital) of Hitrans from Hitrans’s management shareholders valued at approximately RMB40.74 million ($6.4 million). Two individuals among Hitrans management shareholders, including Hitrans’s CEO, Mr. Haijun Wu (“Mr. Wu”), keeping 2.50% registered equity interests (representing 2.46% of paid-up capital) of Hitrans and New Era Group Zhejiang New Energy Materials Co., Ltd. (“New Era”) continue to hold 15% registered equity interests (representing 21.05% of paid-up capital) of Hitrans after the acquisition.

As of the date of the Acquisition Agreement, the 25% registered equity interests (representing 24.56% of paid-up capital) of Hitrans held by Hitrans management shareholders was frozen as a result of a litigation arising from the default by Hitrans management shareholders on debts borrowed from Zhejiang Meidu Pawn Co., Ltd. (“Pawn Co.”) whereby the 25% registered equity interests (representing 24.56% of paid-up capital) of Hitrans was pledged as collateral. Mr. Junnan Ye (“Mr. Ye”), acting as an intermediary, first acquire 22.5% registered equity interests (representing 22.11% of paid-up capital) of Hitrans, free of any encumbrances, from Hitrans management shareholders. Pursuant to the Acquisition Agreement, within five days of CBAK Power’s obtaining 21.56% registered equity interests (representing 21.18% of paid-up capital) of Hitrans from Mr. Ye, CBAK Power pays approximately RMB40.74 million ($6.4 million) in cash, which amount shall be used toward the repayment of debts due to Pawn Co. On July 23, 2021, CBAK Power paid RMB40.74 million (approximately $6.4 million) in cash to Mr. Ye.

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

As a part of the transaction, CBAK Power entered into a loan agreement with Hitrans to lend Hitrans approximately RMB131 million ($20.6 million) (the “Hitrans Loan”) by remitting approximately RMB131 million ($20.6 million) into the account of Shaoxing Intermediate People’s Court (the “Court”) to remove the freeze on Meidu Graphene’s 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans. Moreover, Juzhong Daxin returns RMB10 million ($1.6 million) of the security deposit to CBAK Power before CBAK Power wires approximately RMB131 million ($20.6 million) to the Court. Juzhong Daxin retained RMB5 million ($0.78 million) as commission for facilitating the acquisition and RMB5 million ($0.78 million) recognized as compensation expense to another potential buyer. On July 27, 2021, Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power. The remaining RMB3 million ($0.5 million) had not yet been repaid by Juzhong Daxin up to the date of this report (Note 17). The Company is still negotiating with Juzhong Daxin, as Juzhong Daxin believes that according to the Security Acquisition Framework Agreement entered into between CBAK Power and Juzhong Daxin, CBAK Power should pay RMB3 million ($0.5 million) as risk premium for facilitating the acquisition. CBAK Power believes it is not reasonable to pay any of the risk premium in accordance with the terms of the agreement and Juzhong Daxin should return RMB3 million ($0.5 million) to CBAK Power. CBAK Power has taken legal action for the outstanding balance.

CBAK Power shall pay all other fees due to Juzhong Daxin in accordance with the Letter of Intent. According to the Acquisition Agreement, Mr. Ye first acquire 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans, free of any encumbrances, from Meidu Graphene. Thereafter, CBAK Power assigns RMB118 million ($18.5 million) of the Hitrans Loan to Mr. Junnan Ye as consideration for the acquisition of 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans from Mr. Ye (the “Assignment”). Hitrans shall repay RMB118 million ($18.5 million) to Mr. Ye in accordance with a separate loan repayment agreement (the “Loan Repayment Agreement”) entered into among Mr. Ye, Hitrans, CBAK Power and Mr. Wu in July 2021. Under the Loan Repayment Agreement, Hitrans shall repay Mr. Ye at least RMB70 million ($10.86 million) within two months of obtaining the title to the Assets from New Era and the remaining RMB 48 million ($7.41 million) by December 31, 2021, with a fixed interest of RMB3.5 million ($0.54 million) which can be reduced by up to RMB1 million ($0.15 million) if the loan is settled before its due date. CBAK Power provides guarantee to Mr. Ye on Hitrans’s repayment obligations under the Loan Repayment Agreement. Hitrans shall repay the remaining approximately RMB13 million ($2.02 million) of the Hitrans Loan to CBAK Power at an interest rate of 6% per annum, maturing in one year from the date of the Assignment. As of December 31, 2021, Hitrans has repaid RMB93 million ($14.6 million) and interest incurred was RMB0.9 million ($0.1 million) recorded as finance cost for the year ended December 31, 2021. As of January 29, 2022, Hitrans has repaid all the loan principals of RMB118 million ($18.5 million) and interests of RMB3.5 million ($0.54 million) to Mr. Ye (Note 15).

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

13. Goodwill

The movement of the goodwill for the year ended December 31, 2021 and 2022 are as follows:

Balance as of January 1, 2021	$-
Acquisition of Hitrans	1,606,518
Foreign exchange adjustment	38,714
Balance as of December 31, 2021	$1,645,232
Impairment of goodwill	(1,556,078)
Foreign exchange adjustment	(89,154)
Balance as of December 31, 2022	$-

The Company performed goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. As of December 31, 2022, the Company performed testing on reporting unit of NCM precursor and cathode materials products (“Hitrans Reporting unit”)

The Company first assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For those reporting units where it is determined that it is more likely than not that their fair values are less than the units’ carrying amounts, the Company will perform the first step of a two-step quantitative goodwill impairment test. After performing the assessment, if the carrying amounts of the reporting units are higher than their fair values, the Company will perform the second step of the two-step quantitative goodwill impairment test.

In 2022 and 2021, the Company performed qualitative assessments for Hitrans reporting unit. Based on the requirements of ASC 350-20-35-3C through ASC 350-20-35-3G, the Company evaluated all relevant factors, weighed all factors in their totality. For the year ended December 31, 2022, as the financial performance of Hitrans reporting unit was below original expectations, fair value of this reporting unit was indicated to be lower than its carrying value. For this reporting unit, where it was determined that it was more likely than not that its fair value was less than the units’ carrying amount after performing the qualitative assessment, as a result, the Company performed the two-step quantitative goodwill impairment test for these two reporting units.

For the two-step goodwill impairment test, the Company estimated the fair value with either income approach or asset approach for specific reporting unit components. With the income approach, the Company estimates the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on the best estimate of future net sales and operating expenses, based primarily on expected expansion, pricing, market share, and general economic conditions. Certain estimates of discounted cash flows involve businesses with limited financial history and developing revenue models. Changes in these forecasts could significantly change the amount of impairment recorded, if any. Asset based approach is used in evaluating the fair value of some specific components which is deemed as the most prudent approach due to the unpredictability of future cash flows.

The result of step one impairment test for the Hitrans reporting unit failed, with its determined fair value lower than the book value. The Company performed step two impairment test, applying the income approach, resulting an impairment loss of goodwill of $1,556,078 for the year ended December 31, 2022. The impairment loss of goodwill was primarily attributable to the impairment related to Hitrans reporting unit as the financial performance of the reporting unit of Hitrans continued to fall below the Company’s original expectations.

14. Trade and Bills Payable

Trade and bills payable as of December 31, 2021 and 2022 consisted of the followings:

	December 31,	December 31,
	2021	2022
Trade payable	$40,352,638	$32,516,445
Bills payable
– Bank acceptance bills (Note 15)	25,023,574	34,974,990

	$65,376,212	$67,491,435

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 3);

(ii)	$4.4 million and $3.4 million of the Company’s bills receivable as of December 31, 2021 and 2022, respectively (Note 4).

(iii)	the Company’s prepaid land use rights (Note 10)

15. Loans

Bank loans:

Bank borrowings as of December 31, 2021 and 2022 consisted of the followings:

	December 31,	December 31,
	2021	2022
Short-term bank borrowings	$8,811,820	$14,907,875

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

On November 16, 2021, the Company obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $16.9 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed a total of RMB56.0 million (approximately $8.8 million) and RMB59.0 million (approximately $8.5 million) as of December 31, 2021 and 2022, respectively, for varying terms ending between November 16, 2022 and May 16, 2023, bearing interest at 4.15% - 4.35% per annum. The Company repaid RMB45 million (approximately $6.5 million) in March 2023 and borrowed RMB60 million (approximately $8.7 million) under the same facility for a term until February 15, 2024 to March 17, 2024, bearing annual interest rate at 3.65%.

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

On March 21, 2022, the Company renewed the above acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB71.6 million ($10.4 million) with other terms remain the same. Under the facilities, as of December 31, 2022, the Company borrowed a total of RMB15.9 million (approximately $2.3 million) in the form of bills payable for various terms expiring from January to June 2023, which was secured by the Company’s cash totaling RMB15.9 million (approximately $2.3 million) (Note 3).

On January 17, 2022, the Company obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. The Company borrowed RMB10 million (approximately $1.4 million) on January 20, 2022 for a term until January 16, 2023. The Company early repaid RMB10 million (approximately $1.4 million) on January 5, 2023. On January 5, 2023,  the Company obtained a one-year term loan of RMB10 million (approximately $1.4 million) for a period of one year to January 4, 2023, bearing interest at 120% of benchmark rate of the PBOC for short-term loans, , which is 3.85% per annum, while other terms and guarantee remain the same. The Company borrowed RMB10 million (approximately $1.4 million) on January 6, 2023.

On February 9, 2022, the Company obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.4 million) on February 17, 2022 for a term until January 28, 2023. The Company subsequently repaid RMB10 million (approximately $1.4 million) on January 16, 2023. On January 14, 2023 , the Company obtained a one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 129% of benchmark rate of PBOC for short-term loans, which is 4.70% per annum. The Company borrowed RMB10 million (approximately $1.4 million) on January 17, 2023 for a term until January 13, 2024.

On March 8, 2022, the Company obtained a one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 5.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.45 million) on the same date. On May 17, 2022, the Company early repaid the loan principal and related loan interests.

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

On June 22, 2022, the Company obtained another one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 4.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.4 million) on the same date for a term until June 21, 2023. On November 10, 2022, the Company early repaid the loan principal and the related loan interests.

On September 25, 2022, the Company entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.3 million) bearing interest rate at 4.81% per annum. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB9 million (approximately $1.3 million) on September 27, 2022 for a term until September 24, 2023.

On November 8, 2022, the Company entered into a short-term loan agreement with China CITIC Bank Shaoxing Branch to August 9, 2023 with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 4.35% per annum. The Company has repaid RMB5 million (approximately $0.7 million) and RMB0.2 million (approximately $0.1 million) on November 16, 2022 and December 27, 2022, respectively. Subsequent to the repayment, the Company entered into another short-term loan agreement with China CITIC Bank Shaoxing Branch for a one-year short-term loan agreement with a maximum amount of RMB0.2 million (approximately $0.1 million) for December 27, 2022 to December 27, 2023, bearing interest rate at 4.20% per annum.

On December 9, 2022, the Company obtained a RMB5 million (approximately $0.7 million) letter of credit from China CITIC Bank for a period to October 30, 2024 for settlement of Hitrans purchase. The Company had not utilized the letter of credit as of December 31, 2022.

The Company borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB28.4 million (approximately $4.1 million) for various terms through January to March 2023, which was secured by the Company’s cash totaling RMB28.4 million (approximately $4.1 million) (Note 3).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaling RMB72.4 million (approximately $10.5 million) for various terms ending through January to June 2023, which was secured by the Company’s cash totaling RMB53.4 million (approximately $7.7 million) (Note 3) and the Company’s bills receivable totals RMB22.2 million (approximately $3.2 million) (Note 4).

The Company borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaling RMB21.9 million (approximately $3.2 million) for various terms ending through March to May 2023, which was secured by the Company’s cash totaling RMB12.2 million (approximately $1.8 million) (Note 3) and the Company’s land use rights and buildings.

The Company borrowed a series of acceptance bills from China Merchants Bank Dalian Branch totaling RMB96.4 million (approximately $14.0 million) for various terms through January to June 2023, which was secured by the Company’s cash totaling RMB96.4 million (approximately $14.0 million) (Note 3).

The Company borrowed a series of acceptance bills from Jiangsu Gaochun Rural Commercial Bank totaling RMB6.7 million (approximately $0.9 million) for various terms through January to June 2023, which was secured by the Company’s cash totaling RMB6.7 million (approximately $0.9 million) (Note 3).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	December 31,
	2021	2022
Pledged deposits (note 3)	$18,996,749	$30,836,864
Bills receivables (note 4)	4,446,553	3,383,130
Right-of-use assets (note 10)	6,286,473	5,598,716
Buildings	8,565,837	4,419,749
	$38,295,612	$44,238,459

As of December 31, 2022, the Company had unutilized committed banking facilities totaled $6.8 million.

During the years ended December 31, 2021 and 2022, interest of $339,935 and $646,013 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2021 and 2022 consisted of the following:

		December 31,	December 31,
	Note	2021	2022
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li	(b)	153,300	223,927
– Shareholders	(c)	94,971	-
– Mr. Junnan Ye (Note 12)		3,933,848	-
		4,282,119	323,927
Advances from unrelated third party
– Mr. Wenwu Yu	(d)	17,282	15,896
– Ms. Longqian Peng	(d)	301,044	276,905
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(e)	78,677	72,368
		397,003	365,169
		$4,679,122	$689,096

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	The earnest money paid by certain shareholders in relation to share purchase (note 1) were unsecured, non-interest bearing and repayable on demand.

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

(d)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(e)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of December 31, 2022, loan amount of RMB0.5 million ($72,368) remained outstanding.

During the years ended December 31, 2022, Ms. Xiangyu Pei, the Company’s Interim CFO advances RMB10 million (approximately $1.4 million) to the Company. The loan was unsecured, non-interest bearing and repayable on demand. The Company fully repaid in November 2022.

During the years ended December 31, 2021 and 2022, interest of $145,034 and $9,044 were incurred on the Company’s borrowings from unrelated parties, respectively.

16. Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2021 and 2022 consisted of the following:

	December 31,	December 31,
	2021	2022
Construction costs payable	$2,036,008	$2,143,730
Equipment purchase payable	8,697,637	9,710,187
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	2,924,105	2,961,781
Customer deposits	1,420,414	4,845,382
Deferred revenue	784,000	1,869,525
Accrued expenses	4,161,548	2,476,605
Dividend payable to non-controlling interest to Hitrans	1,444,737	1,290,942
Other payable	285,132	182,915
	22,963,700	26,691,186
Less: non-current portion
Deferred revenue	-	1,085,525
	$22,963,700	$25,605,661

*	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2021 and 2022, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2021 and 2022, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

17. Balances and Transactions with Related Parties

The principal related parties with which the Company had transactions during the years presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Shenzhen Baijun Technology Co., Ltd	Shareholder of company’s subsidiary
Zhengzhou BAK Battery Co., Ltd	Note a
Zhengzhou BAK New Energy Technology Co., Ltd	Note b
Shenzhen BAK Battery Co., Ltd	Former subsidiary and refer to Note c
Shenzhen BAK Power Battery Co., Ltd	Former subsidiary and refer to Note c
Zhejiang New Era Zhongneng Recycling Technology Co., Ltd.	Note d
Hangzhou Juzhong Daxin Asset Management Co., Ltd	Note e
Mr. Junnan Ye (Note 13)	Former shareholder of Zhejiang Hitrans Lithium Battery Technology Co., Ltd

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd.

(b)	Mr. Xiangqian Li is a director of Zhengzhou BAK New Energy Vehicle Co., Ltd, which has 29% equity interests in Zhengzhou BAK New Energy Technology Co., Ltd.

(c)	Mr. Xiangqian Li is a director of Shenzhen BAK Battery Co., Ltd and Shenzhen BAK Power Battery Co., Ltd .

(d)	New Era Group Zhejiang New Energy Materials Co., Ltd. (note 12) is a shareholder of Zhejiang New Era Zhongneng Recycling Technology Co., Ltd., holding 27.08% equity interests.

(e)	Hangzhou Juzhong Daxin Asset Management Co., Ltd. was the trustee of 85% of registered equity interests of Hitrans (note 12)

Related party transactions

The Company entered into the following significant related party transactions:

	For the year ended December 31, 2021	For the year ended December 31, 2022

Purchase of batteries from Zhengzhou BAK Battery Co., Ltd	$5,522,832	$26,819,454
Sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd	8,339,088	53,236,804
Sales return of batteries to Zhengzhou BAK New Energy Technology Co., Ltd	(91,974)	-
Sales of cathode raw materials to Shenzhen BAK Power Battery Co., Ltd	10,032	8,681,496
Interest expense charge by Mr. Junnan Ye	135,606	-

Related party balances

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2021 and December 31, 2022:

Receivables from former subsidiary

	December 31, 2021	December 31, 2022

Receivables from Shenzhen BAK Power Battery Co., Ltd	$2,263,955	$5,518,052

Balance as of December 31, 2021 and 2022 represented trade receivable for sales of cathode raw materials to Shenzhen BAK Power Battery Co., Ltd. Up to the date of this report, Shenzhen BAK Power Battery Co., Ltd repaid $4.5 million  to the Company.

Amount due from non-controlling interest

	December 31, 2021	December 31, 2022
Shenzhen Baijun Technology Co., Ltd
Current	$125,883	$-
Non-current	62,941	-
	$188,824	$-

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

Hitrans assessed the recoverability of the amount due from Shenzhen Baijun and considered the recoverability is low and written off the whole amount due from Shenzhen Baijun as of December 31, 2022.

Amount due from related party

	December 31, 2021	December 31, 2022

Hangzhou Juzhong Daxin Asset Management Co., Ltd (Note 12)	472,061	-

The above balances are due on demand, interest-free and unsecured. The Company assessed the recoverability of the amount due from Juzhong Daxin and considered the recoverability is low and written off the whole amount due from Juzhong Daxin as of December 31, 2022.

Other balances due from/ (to) related parties

	December 31, 2021	December 31, 2022

Trade receivable, net – Zhengzhou BAK Battery Co., Ltd (i)	$14,583,061	$9,156,383
Trade receivable, net – Zhengzhou BAK New Energy Technology Co., Ltd (ii)	$459,714	$-
Bills receivable – Issued by Zhengzhou BAK Battery Co., Ltd (iii)	$1,861,280	$2,941,683
Trade payable, net – Zhengzhou BAK Battery Co., Ltd	$(572,768)	$(5,629,343)
Dividend payable to non-controlling interest of Hitrans (note 16)	$1,444,737	$1,290,942

(i)	Representing trade receivables from sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $5.1 million to the Company.
(ii)	Representing trade payables on purchase of batteries from Zhengzhou BAK Battery Co., Ltd.
(iii)	Representing bills receivable issued by Zhengzhou BAK Battery Co., Ltd. The Company endorsed the bills receivable to suppliers for settling trade payables subsequent to December 31, 2022.

Payables to a former subsidiary

Payables to a former subsidiary as of December 31, 2021 and 2022 consisted of the following:

	December 31,	December 31,
	2021	2022
Payables to Shenzhen BAK Power Battery Co., Ltd	$(326,507)	$(358,067)

Balance as of December 31, 2021 and December 31, 2022 consisted of payables for purchase of inventories from Shenzhen BAK Power Battery Co., Ltd.

18. Deferred Government Grants

Deferred government grants as of December 31, 2021 and 2022 consist of the following:

	December 31,	December 31,
	2021	2022
Total government grants	$10,023,677	$6,876,735
Less: Current portion	(3,834,481)	(1,299,715)
Non-current portion	$6,189,196	$5,577,020

Government grants that are received in advance are deferred and recognized in the consolidated statements of operations over the period necessary to match them with the costs that they are intended to compensate. Government grants in relation to the achievement of stages of research and development projects are recognized in the consolidated statements of operations when amounts have been received and all attached conditions have been met. Non-refundable grants received without any further obligations or conditions attached are recognized immediately in the consolidated statements of operations.

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

On June 23, 2020, BAK Asia, the Company wholly-owned Hong Kong subsidiary, entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), pursuant to which the Company intended to develop certain lithium battery projects that aim to have a production capacity of 8Gwh. Gaochun EDZ agreed to provide various support to facilitate the development and operation of the projects. As of the date of this report, the Company received RMB47.1 million (approximately $6.82 million) subsidy from Gaochun EDZ. The Company will recognize the government subsidies as income or offsets them against the related expenditures when there are no present or future obligations for the subsidized projects.

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

Government grants were recognized in the consolidated statements of operations as follows:

	December 31,	December 31,
	2021	2022

Cost of revenues	$256,150	$2,146,341
Research and development expenses	18,314	17,568
General and administrative expenses	41,934	40,226
Other income (expenses), net	1,991,443	2,040,615
	$2,307,841	$4,244,750

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2021	December 31, 2022
Balance at beginning of year	$1,991,605	$2,028,266
Warranty costs incurred	(34,439)	(81,954)
Provision (reversal) for the year	16,995	(1,344,572)
Foreign exchange adjustment	54,105	(124,912)
Balance at end of year	2,028,266	476,828
Less: Current portion	(127,837)	(26,215)
Non-current portion	$1,900,429	$450,613

20. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes credit consisted of:

	December 31,	December 31,
	2021	2022
PRC income tax	$	$
Current income tax credit, net	7,713,191	-
Deferred income tax credit	19,855	1,228,207
	$7,733,046	$1,228,207

United States Tax

CBAK is a Nevada corporation that is subject to U.S. federal tax and state tax. On December 31, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries; (4) providing modification to subpart F provisions and new taxes on certain foreign earnings such as Global Intangible Low-Taxed Income (GILTI). Except for the one-time transition tax, most of these provisions go into effect starting January 1, 2018.

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2022 and 2021, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

No provision for income taxes in the United States has been made as CBAK had no taxable income for the years ended December 31, 2021 and 2022.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the years ended December 31, 2021 and 2022 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Year ended December 31, 2021	Year ended December 31, 2022
Income (loss) before income taxes	$53,826,098	$(12,556,018)
United States federal corporate income tax rate	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	11,303,481	(2,636,764)
Reconciling items:
Over provision of deferred taxation in prior year
Rate differential for PRC earnings	(235,947)	(685,944)
Non-taxable income	(12,978,422)	(1,199,100)
Tax effect of entity at preferential tax rate	(43,449)	683,459
Non-deductible expenses	215,873	221,090
Share based payments	220,033	13,481
Decrease of uncertain tax position	(7,713,191)	-
Tax effect of utilisation of tax losses previously not recognised	(70,067)	(885,021)
Valuation allowance on deferred tax assets	1,568,643	3,260,592
Income tax credit	$(7,733,046)	$(1,228,207)

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2021 and 2022 are presented below:

	December 31, 2021	December 31, 2022
Deferred tax assets
Trade accounts receivable	$2,044,877	1,976,354
Inventories	624,372	554,041
Property, plant and equipment	1,671,628	2,353,141
Non-marketable equity securities	175,813	161,716
Intangible assets	82,174	97,468
Accrued expenses, payroll and others	286,258	224,795
Provision for product warranty	507,067	119,207
Net operating loss carried forward	32,624,714	34,379,188
Valuation allowance	(36,278,909)	(37,122,551)
Deferred tax assets, non-current	$1,737,994	2,743,359

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$334,181	$256,380

As of December 31, 2022, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of December 31, 2022, the Company’s PRC subsidiaries had net operating loss carry forwards of $52,187,090, which will expire in various years through 2022 to 2031. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 and $1,230,511 representing the PRC statutory reserve of the subsidiary as of December 31, 2021 and 2022, are also considered under restriction for distribution.

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

23. Employee Benefit Plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $1,541,133 (RMB9,944,162) and $2,589,157 (RMB17,405,185) for the years ended December 31, 2021 and 2022, respectively.

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

As of December 31, 2022, there was no unrecognized stock-based compensation associated with the above restricted shares. As of December 31, 2022, 1,667 vested shares were to be issued.

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

As of December 31, 2022, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $227,448 for the year ended December 31, 2021, in respect of the restricted shares granted on August 23, 2019.

The Company recorded non-cash share-based compensation expense of $23,778 for the year ended December 31, 2022, in respect of the restricted shares granted on August 23, 2019.

As of December 31, 2022, non-vested restricted share units granted on August 23, 2019 are as follows:

Non-vested share units as of January 1, 2022	277,173
Granted	-
Vested	(269,175)
Forfeited	(7,998)
Non-vested share units as of December 31, 2022	-

As of December 31, 2022, there was no unrecognized stock-based compensation associated with the above restricted share units.

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

The Company recorded non-cash share-based compensation expense of $40,415 for the year ended December 31, 2022, in respect of the restricted shares granted on October 23, 2020 of which allocated to research and development expenses.

As of December 31, 2022, non-vested restricted share units granted on October 23, 2020 are as follows:

Non-vested share units as of October 23, 2020
Granted	100,000
Vested	(16,667)
Non-vested share units as of December 31, 2020	83,333
Vested	(33,334)
Non-vested share units as of December 31, 2021	49,999
Vested	(33,334)
Non-vested share units as of December 31, 2022	16,665

As of December 31, 2022, there was unrecognized stock-based compensation $6,259 associated with the above restricted share units and 16,667 vested shares were to be issued.

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

The fair value of the stock options granted to directors of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk free interest rate of 1.26%, and dividend yield of 0%. The fair value of 350,000 stock options to directors of the Company was $479,599 at the grant date. During the year ended December 31, 2021 and 2022, the Company recorded $93,537 and nil as stock compensation expenses, respectively.

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. During the year ended December 31, 2021 and 2022, the Company recorded $565,927 and nil as stock compensation expenses, respectively.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	2,750,002	1.96	-	5.7
Exercisable at January 1, 2022	-	-	$-	-

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(549,958)	1.96	-	-
Outstanding at December 31, 2022	2,200,044	$1.96	$-	4.7
Exercisable at December 31, 2022	549,958	$1.96	$-	4.7

*	The intrinsic value of the stock options at December 31, 2022 is the amount by which the market value of the Company’s common stock of $0.99 as of December 31, 2022 exceeds the average exercise price of the option. As of December 31, 2022, the intrinsic value of the outstanding and exercisable stock options was $nil.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the year ended December 31, 2021 and 2022.

25. Income (Loss) Per Share

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

The following is the calculation of income (loss) per share:

	Year ended December 31, 2021	Year ended December 31, 2022
Net income (loss)	$61,559,144	$(11,327,811)
Less: Net (income) loss attributable to non-controlling interests	(73,092)	1,879,365
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	61,486,052	(9,448,446)

Weighted average shares outstanding – basic (note)	87,605,493	88,927,671
Dilutive unvested restricted stock	278,864	-
Weighted average shares outstanding – diluted	87,884,357	88,927,671

Income (loss) per share of common stock
Basic	$0.70	$(0.11)
Diluted	$0.70	$(0.11)

Note:	Including 5,834 and 22,501 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued as of December 31, 2021 and 2022, respectively.

For the year ended December 31, 2021, 2,750,002 unvested options and all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

For the year ended December 31, 2022, 2,200,044 unvested options and all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

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

There was a total of 9,092,499 warrants issued and outstanding as of December 31, 2022.

The fair value of the outstanding warrants was calculated using Binomial Model based on backward induction with the following assumptions:

Warrants issued in the 2020 Financing

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	December 31, 2021	December 31, 2021
Market price per share (USD/share)	$1.56	$1.56
Exercise price (USD/price)	6.46	6.475
Risk free rate	0.7%	0.8%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	1.9 years	2.4 years
Expected volatility	140.3%	132.3%

Appraisal Date	December 31, 2022	December 31, 2022
Market price per share (USD/share)	$0.99	$0.99
Exercise price (USD/price)	6.46	6.475
Risk free rate	4.7%	4.6%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	0.9 years	1.4 years
Expected volatility	75.6%	82.7%

Warrants issued in the 2021 Financing

Warrants holder	Investor Warrants	Placement Agent
Appraisal Date	Series A1 December 31, 2021	Warrants December 31, 2021
Market price per share (USD/share)	1.56	1.56
Exercise price (USD/price)	7.67	9.204
Risk free rate	0.9%	0.9%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	2.6 years	2.6 years
Expected volatility	129.2%	129.2%

Appraisal Date	Series A1 December 31, 2022	December 31, 2022
Market price per share (USD/share)	0.99	0.99
Exercise price (USD/price)	7.67	9.204
Risk free rate	4.5%	4.5%
Dividend yield	0%	0%
Expected term/ Contractual life (years)	1.6 years	1.6 years
Expected volatility	80.4%	80.4%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	Year ended December 31, 2021	Year ended December 31, 2022
Balance at the beginning of the year	$17,783,000	$5,846,000
Warrants issued to institution investors	47,519,000	-
Warrants issued to placement agent	2,346,000	-
Warrants redeemed	-	-
Fair value change of the issued warrants included in earnings	(61,802,000)	(5,710,000)
Balance at end of year	5,846,000	136,000

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	9,092,499	$7.19	2.33
Exercisable at January 1, 2022	9,092,499	$7.19	2.33
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at December 31, 2022	9,092,499	7.19	1.33
Exercisable at December 31, 2022	9,092,499	7.19	1.33

27. Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2021 and 2022, the Company had the following contracted capital commitments:

	December 31, 2021	December 31, 2022
For construction of buildings	$1,199,606	$21,406,584
For purchases of equipment	12,867,786	4,249,801
Capital injection	159,905,519	137,739,785
	$173,972,911	$163,396,170

(ii)	Litigation

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

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. The Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe conducted a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,344,605 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $261,316 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $245,530 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $30,826 (RMB209,312) that CBAK Power has paid. As of December 31, 2022, CBAK Power have not received the final judgement amount totaled $276,356 (RMB 1,876,458) from Shenzhen Huijie. Shenzhen Huijie filed an appellate petition to High Peoples’ Court of Liaoning (“Court of Liaoning”) to appeal the adjudication dated on June 28, 2020. In April 2021, the Court of Liaoning rescinded the original judgement and remanded the case to the Court of Dalian for retrial. On December 21, 2021, the Court of Dalian remanded the case to the Court of Zhuanghe for retrial.  Upon receiving the notice from the Court of Liaoning, CBAK Power has accrued the construction cost of $0.9 million (RMB6,135,860) as of December 31, 2022.

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1.5 million (RMB10,257,030), including equipment cost of $1.3 million (RMB9,072,000) and interest amount of $0.2 million (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB 15,120,000 ($2.2 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of December 31, 2022, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.2 million (RMB15,120,000) under capital commitments.

28. Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the years ended December 31, 2021 and 2022 as follows:

	Year ended		Year ended
Sales of finished goods and raw materials	December 31, 2021		December 31, 2022
Customer B	*	*	28,071,738	11.29%
Customer C	6,089,524	11.56%	*	*
Customer D	5,508,616	10.46%	57,856,658	23.26%
Zhengzhou BAK Battery Co., Ltd (note 17)	8,339,088	15.83%	53,236,804	21.40%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2021 and 2022 as follows:

	December 31, 2021			December 31, 2022
Customer A	$	*	*	$4,004,880	18.94%
Customer D		14,443,551	32.76%	*	*
Zhengzhou BAK Battery Co., Ltd (note 17)		14,583,061	33.08%	9,156,383	43.30%

*	Comprised less than 10% of net accounts receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the years ended December 31, 2021 and 2022 as follows:

	Year ended December 31, 2021		Year ended December 31, 2022
Supplier A	$6,550,080	13.92%	$32,492,418	13.91%
Supplier B	5,883,999	12.50%	*	*
Zhengzhou BAK Battery Co., Ltd (note 17)	5,522,832	11.74%	26,819,454	11.48%
Supplier C	*	*	24,720,344	10.58%

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2021 and 2022 as follows:

	December 31, 2021		December 31, 2022
Supplier A	$6,837,722	16.94%	$	*	*
Supplier B	20,592,979	51.03%		*	*
Supplier C	*	*		4,064,942	12.50%
Zhengzhou BAK Battery Co., Ltd (note 17)	*	*		5,629,343	17.31%

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2021 and 2022 substantially all of the Company’s cash and cash equivalents were held by major financial institutions and online payment platforms located in the PRC, which management believes are of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

As a result of the Hitrans acquisition discussed in Note 12, the Group determined that Hitrans met the criteria for separate reportable segment given its financial information is separately reviewed by the Group’s CEO. As a result, the Group determined that for the year ended December 31, 2021 and 2022, it operated in two operating segments namely CBAK and Hitrans. CBAK’s segment mainly includes the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. Hitrans’ segment mainly includes the development and manufacturing of NCM precursor and cathode materials.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income. Net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income (expenses) and net income (loss) by segment for the years ended December 31, 2021 and 2022 were as follows:

For the year ended December 31, 2021	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$34,804,089	$17,865,644	$-	$52,669,733
Cost of revenues	(30,946,417)	(16,612,826)	-	(47,559,243)
Gross profit	3,857,672	1,252,818	-	5,110,490
Total operating expenses	(13,132,161)	(979,547)	(2,711,288)	(16,822,996)
Operating (loss) income	(9,274,489)	273,271	(2,711,288)	(11,712,506)
Finance income (expenses), net	286,741	(137,178)	635,317	784,880
Other income, net	2,641,329	310,395	61,802,000	64,753,724
Income tax credit	7,713,191	19,855	-	7,733,046
Net income	1,366,772	466,343	59,726,029	61,559,144

For the year ended December 31, 2022	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$94,715,189	$154,010,296	$-	$248,725,485
Cost of revenues	(86,333,047)	(144,297,114)	-	(230,630,161)
Gross profit	8,382,142	9,713,182		18,095,324
Total operating expenses	(13,489,453)	(14,993,719)	(1,116,755)	(29,599,927)
Operating loss	(5,107,311)	(5,280,537)	(1,116,755)	(11,504,603)
Finance income (expenses), net	929,756	(438,387)	(309)	491,060
Other (expenses) income, net	(3,590,693)	(3,661,782)	5,710,000	(1,542,475)
Income tax credit	-	1,228,207	-	1,228,207
Net (loss) income	(7,768,248)	(8,152,499)	4,592,936	(11,327,811)

As of December 31, 2022
Identifiable long-lived assets	93.661,521	21,231,988	-	114,893,509
Total assets	170,755,502	73,122,074	155,158	244,032,734

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

	Year ended December 31, 2021	Year ended December 31, 2022
High power lithium batteries used in:
Electric vehicles	$243,837	$4,694,694
Light electric vehicles	733,382	6,415,277
Uninterruptable supplies	33,307,073	83,603,046
Trading of raw materials used in lithium batteries	519,796	2,172
	34,804,088	94,715,189

Materials used in manufacturing of lithium batteries
Cathode	8,726,240	75,331,144
Precursor	9,139,405	78,679,152
	17,865,645	154,010,296
Total consolidated revenue	$52,669,733	$248,725,485

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	Year ended December 31, 2021	Year ended December 31, 2022
Mainland China	$43,745,765	198,114,578
Europe	8,503,338	50,378,076
USA	440	36,525
Others	420,190	196,306
Total	$52,669,733	$248,725,485

Substantially all of the Company’s long-lived assets are located in the PRC.

30. CBAK Energy Technology, Inc. (Parent Company)

Under PRC regulations, subsidiaries in PRC (“the PRC subsidiaries”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, the PRC subsidiaries are required to set aside at least 10% of their after tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of December 31, 2021 and 2022, additional transfers of $171,681,915 and $166,414,198 were required before the statutory general reserve reached 50% of the registered capital of the PRC subsidiaries. As of December 31, 2021 and 2022, there was $1,230,511 appropriation from retained earnings and set aside for statutory general reserves by the PRC subsidiaries. The PRC subsidiaries did not have after tax net profits since its incorporation and therefore no appropriation was made to fund its statutory general reserve as of December 31, 2021 and 2022.

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

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

For the years ended December 31, 2021 and 2022

(Unaudited)

	Year ended December 31, 2021	Year ended December 31, 2022
REVENUE, net	$-	$

OPERATING EXPENSES:
Salaries and consulting expenses	1,212,239		227,588
General and administrative	1,499,049		889,167

Total operating expenses	(2,711,288)		(1,116,755)

LOSS FROM OPERATIONS	(2,711,288)		(1,116,757)

Finance (expenses) income	636,425		-
Changes in fair value of warrants liability	61,802,000		5,710,000

INCOME ATTRIBUTABLE TO PARENT COMPANY	59,727,137		4,593,243

EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	1,758,915		(14,041,689)

NET INCOME (LOSS) ATTRIBUTABLE TO SHAREHOLDERS	$61,486,052		$(9,448,446)

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY BALANCE SHEETS

As of December 31, 2021 and 2022

(Unaudited)

	December 31, 2021	December 31, 2022
ASSETS

Interests in subsidiaries	$140,031,308	$119,120,917
Cash and cash equivalents	716,480	118,559
Total assets	$140,747,788	$119,239,476

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses and other payables	1,610,229	1,608,102
Warrants liability	5,846,000	136,000
Total current liabilities	7,456,229	1,744,102

SHAREHOLDERS’ EQUITY	133,291,559	117,495,374
Total liabilities and shareholders’ equity	$140,747,788	$119,239,476

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021 and 2022

(Unaudited)

	Year ended December 31, 2021	Year ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$61,486,052	$(9,448,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income (loss) of subsidiaries	(1,758,915)	(14,041,689)
Share based compensation	1,047,777	64,193
Changes in fair value of warrants liability	(61,802,000)	(5,710,000)
Change in operating assets and liabilities
Accrued expenses and other payable	(112,585)	(2,127)
Net cash used in operating activities	(1,139,671)	(29,138,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Decrease) increase in interest in subsidiaries	(68,746,346)	28,540,148
Net cash used in investing activities	(68,746,346)	28,540,148

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	65,495,011	-
Net cash provided by financing activities	65,495,011	-

CHANGE IN CASH AND CASH EQUIVALENTS	(4,391,006)	(597,921)

CASH AND CASH EQUIVALENTS, beginning of year	5,107,486	716,480

CASH AND CASH EQUIVALENTS, end of year	$716,480	$118,559

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

On January 5, 2023, the Company renewed the one-year term facility from Agricultural Bank of China, for a maximum amount of RMB10 million (approximately $1.6 million) for a period of one year to January 4, 2024, bearing interest at 120% of benchmark rate of the PBOC for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. The Company borrowed RMB10 million (approximately $1.4 million) on January 6, 2023.

On January 14, 2023, the Company renewed the one-year term facility from Jiangsu Gaochun Rural Commercial Bank, for a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 129% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.7% per annum. The Company borrowed RMB10 million (approximately $1.4 million) on January 17, 2023 for a term until January 13, 2024.

On January 5, 2023, the Company utilized RMB 1.5 million (approximately $0.2 million) letter of credit facilities granted by China CITIC Bank at an interest rate of 2.7% for a period of one year to January 5, 2024.

On January 7, 2023, the Company obtained a two-year term facility from Postal Savings Bank of China, Nanjing Tianhe Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. The Company borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2022 were not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

–	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

–	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

–	We are in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience. Ms. Xiangyu Pei was appointed by the Board of Directors of the Company as the Interim Chief Financial Officer on August 23, 2019.

–	We have regularly offered our financial personnel trainings on internal control and risk management. We have regularly provided trainings to our financial personnel on U.S. GAAP accounting guidelines. We plan to continue to provide trainings to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

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

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2022, but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	GENDER	POSITION
Yunfei Li	57	Male	Chairman of the Board and Chief Executive Officer
J. Simon Xue	69	Male	Director
Martha C. Agee	68	Female	Director
Jianjun He	51	Male	Director
Xiangyu Pei	34	Female	Director and Interim Chief Financial Officer

Yunfei Li has served as the chairman of our board, our president and chief executive officer since March 1, 2016. Mr. Li has more than 20 years of management experience in real estate development, battery and new energy industries. Since May 2014, he has been Vice President of the Company’s subsidiary, CBAK Power, in charge of the company’s construction of manufacturing facilities, government relationship and development of new customers. From May 2010 to May 2014, Mr. Li held management positions of various new energy development and real estate development companies in China. Prior to that, he was Director of Construction Department, Director of Comprehensive Management Department and Assistant to President of Shenzhen BAK Battery Co., Ltd., a former subsidiary of the Company, from March 2003 to May 2010. Mr. Li holds a bachelor’s degree in Civil Engineering from Liao Yuan Vocational Technical College.

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

Board Diversity Matrix

The matrix below summarizes the gender and ethnic diverse attributes on our Board.

Board Diversity Matrix (As of April 14, 2023)
Country of Principal Executive Offices	China
Foreign Private Issuer	No
Disclosure Prohibited under Home Country Law	No
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	3	0	0
Part II: Demographic Background
Underrepresented Individual in Home Country Jurisdiction	0
LGBTQ+	0
Did Not Disclose Demographic Background	0

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

Ms. Pei, has been with the Company since 2017 and served as the Company’s interim chief financial officer since 2019. She contributes valuable financial expertise and management insights to the Board.

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

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. A copy of the Code of Business Conduct and Ethics has been filed as Exhibit 14.1 to our Quarterly Report on Form 10-Q filed on August 22, 2006 and is hereby incorporated by reference into this annual report. The Code of Business Conduct and Ethics is also available on our website at www.cbak.com.cn. During the fiscal year ended December 31, 2022, there were no amendments to or waivers of our Code of Business Ethics and Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on our Internet website at www.cbak.com.cn or via a current report on Form 8-K.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our Common Stock must report their initial ownership of the Common Stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2022.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

			Stock	Option
		Salary	Awards	Awards	Total
Name and Principal Position	Year	($)(1)	($)	($)(2)	($)
Yunfei Li,	2021	120,107	120,001	53,450	293,557
President, Chief Executive Officer	2022	117,658	60,000	-	177,658

Xiangyu Pei	2021	74,979	54,000	40,087	169,066
Interim Chief Financial Officer	2022	88,556	27,000	-	115,556

(1)	The amounts reported in this table have been converted from RMB to U.S. dollars based on the average conversion rate between the U.S. dollar and RMB for the applicable fiscal year, or $1.00 to RMB6.7264 (fiscal year 2022 exchange rate), $1.00 to RMB6.4525 (fiscal year 2021 exchange rate).

(2)	On November 29, 2021, the Company granted Mr. Yunfei Li performance-based options to purchase a total of 200,000 shares of common stock, under the Company’s 2015 Equity Incentive Plan, with an exercise price of $1.96 per share. The value of performance-vesting stock options is computed assuming achievement of performance goals based on probable outcomes of such performance goals under ASC Topic 718. Amount shown does not reflect compensation actually received or that may be realized in the future by Mr. Li. In accordance with SEC regulations, such amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock and option awards made in the referenced fiscal year. This performance-based option award is subject to performance and service-vesting requirements. See Note 24 of the Notes to Consolidated Financial Statements in our Annual Report for information, including assumptions made, regarding the valuation of equity awards.

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

●	approach our clients, customers or contacts or other persons or entities, and not to interfere with the business relationship between us and such persons and/or entities;

●	assume employment with or provide services as a director for any of our competitors, or engage in any business which is in direct or indirect competition with our business; or

●	solicit the services of any of our employees.

Outstanding Equity Awards at Fiscal Year-End 2022

The following table sets forth the equity awards outstanding at December 31, 2022 for each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Equity
incentive
plan
									Equity	awards:
									incentive	Market or
			Equity						plan	payout
			incentive						awards:	value of
			plan					Market	Number of	unearned
			awards:				Number of	value of	unearned	shares,
			Number of				shares	shares or	shares,	units or
	Number of	Number of	securities				or units	units of	units or	other
	securities	securities	underlying				of stock	stock	other	rights
	underlying	underlying	unexercised		Option		that have	that have	rights that	that have
	unexercised	unexercised	unearned		exercise	Option	not	not	have not	not
	options (#)	options (#)	options		price	expiration	vested	vested	vested	vested
Name	exercisable	unexercisable	(#)		($)	date	(#)	(#)	(#)	($)
Yunfei Li, President, Chief Executive Officer	40,000	-	120,000	(1)	1.96	09/26/2027	-	-	-	-
Xiangyu Pei Interim Chief Financial officer	30,000	-	9,000	(2)	1.96	09/26/2027	-	-	-	-

(1)	On November 29, 2021, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 200,000 performance-based stock options to purchase the Company’s common stock. Subject to continued service and attainment of the performance goals relating to the Company’s operating results, the options will vest semi-annually in 10 equal installments over a five-year period with the first vesting on May 30, 2022. The options will expire on the 70-month anniversary of the grant date.

(2)	On November 29, 2021, pursuant to the 2015 Plan, the Company granted Ms. Pei an aggregate of 150,000 performance-based stock options to purchase the Company’s common stock. Subject to continued service and attainment of the performance goals relating to the Company’s operating results, the options will vest semi-annually in 10 equal installments over a 5-year period with the first vesting on May 30, 2022. The options will expire on the 70-month anniversary of the grant date.

Compensation of Directors

On August 23, 2019, pursuant to the 2015 Plan, each of our independent directors was granted 20,000 restricted share units of the Company’s common stock. The share units vest semi-annually in 6 equal installments over a three year period with the first vesting on September 30, 2019.

The following table sets forth the total compensation earned by our non-employee directors during our fiscal year ended December 31, 2022:

	Fees
	Earned or
	Paid in	Stock
	Cash	Awards	Total
Name	($)	($)	($)
J. Simon Xue	20,000	3,000	23,000
Martha C. Agee	20,000	3,000	23,000
Jianjun He	20,000	3,000	23,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on April 10, 2023 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group:

Names of Management and Names of Certain Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (1)
	Number (2)	Percent (3)
Officers and Directors
Yunfei Li (5) (7) (8) (12)	11,025,871	12.38%
J. Simon Xue (6) (9)	30,000	*
Martha C. Agee (4) (9)	50,000	*
Jianjun He (4) (9)	50,000	*
Xiangyu Pei (11)	267,983	*
All executive officers and directors as a group (5 persons)	11,423,854	12.82%
Principal Stockholders
Daiwei Li (7) (8)	6,733,359	7.57%

*	Denotes less than 1% of the outstanding shares of Common Stock.

(1)	The number of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of the Reference Date, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

(2)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of Common Stock listed as owned by that person or entity.

(3)	A total of 89,007,525 shares of Common Stock are considered to be outstanding on the Reference Date. For each beneficial owner above, any Presently Exercisable securities of such beneficial owner have been included in the denominator, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

(4)	On June 30, 2015, each of our independent directors then was granted 30,000 restricted shares of the Company’s Common Stock, under the 2015 Plan. The restricted shares vest over a three-year period in 12 equal quarterly installments with the first vesting date on June 30, 2015.

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

Includes 20,000 options vested on May 30, 2022 and 20,000 options vested on November 30, 2022. On November 29, 2021, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 200,000 performance-based stock options to purchase the Company’s common stock. Subject to continued service and attainment of the performance goals relating to the Company’s operating results for each of the fiscal years ending December 31, 2021, 2022, 2023, 2024 and 2025, the options will vest semi-annually in 10 equal installments over a 5-year period with the first vesting on May 30, 2022. The options will expire on the 70-month anniversary of the grant date. The performance goals for 2021 were met, resulting in vesting of 20,000 options on May 30 and November 30, 2022, respectively.

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

Includes 15,000 options vested on May 30, 2022 and 15,000 options vested on November 30, 2022. On November 29, 2021, pursuant to the 2015 Plan, the Company granted Ms. Pei an aggregate of 150,000 performance-based stock options to purchase the Company’s common stock. Subject to continued service and attainment of the performance goals relating to the Company’s operating results for each of the fiscal years ending December 31, 2021, 2022, 2023, 2024 and 2025, the options will vest semi-annually in 10 equal installments over a 5-year period with the first vesting on May 30, 2022. The options will expire on the 70-month anniversary of the grant date. The performance goals for 2021 were met, resulting in vesting of 15,000 options on May 30 and November 30, 2022, respectively.

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

Securities Authorized for Issuance Under Equity Compensation Plans

2015 Equity Incentive Plan

The following table sets forth certain information about the securities authorized for issuance under the 2015 Plan as of December 31, 2022. Options exercisable for all of the securities shown in column (a) below were granted under our 2015 Plan.

Number of
securities
remaining
	Number of		available for
	securities to		future
	be issued	Weighted-	issuance
	upon exercise of	average exercise price	under equity
	outstanding	of outstanding	compensation
	options,	options,	plans
	warrants and	warrants and	(excluding securities
	rights	rights	reflected in
	(a)	(b)	column

Equity compensation plans approved by security holders	2,216,709	$1.88	4,854,518

Equity compensation plans not approved by security holders	-	-	-

Total	2,216,709	$1.88	4,854,518

(a)	Amounts include 16,665 outstanding RSUs and 2,200,044 outstanding options.

(b)	The weighted-average exercise price is calculated based solely on the exercise price of the outstanding options and does not reflect shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following is a summary of reportable transactions in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”).

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	A minority shareholder of Hitrans
Shenzhen Baijun Technology Co., Ltd	The minority shareholder of Guangdong Hitrans
Zhengzhou BAK Battery Co., Ltd	Note (a) below
Zhengzhou BAK New Energy Technology Co., Ltd	Note (b) below
Shenzhen BAK Battery Co., Ltd	Former subsidiary and refer to Note (c) below
Shenzhen BAK Power Battery Co., Ltd	Former subsidiary and refer to Note (c) below
Zhejiang New Era Zhongneng Recycling Technology Co., Ltd.	Note (d) below
Hangzhou Juzhong Daxin Asset Management Co., Ltd	Note (e) below
Mr. Junnan Ye	Former shareholder of Hitrans

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd.

(b)	Mr. Xiangqian Li is a director of Zhengzhou BAK New Energy Vehicle Co., Ltd, which has 29% equity interests in Zhengzhou BAK New Energy Technology Co., Ltd.

(c)	Mr. Xiangqian Li is a director of Shenzhen BAK Battery Co., Ltd and Shenzhen BAK Power Battery Co., Ltd.

(d)	New Era Group Zhejiang New Energy Materials Co., Ltd. is a shareholder of Zhejiang New Era Zhongneng Recycling Technology Co., Ltd., holding 27.08% equity interests.

(e)	Hangzhou Juzhong Daxin Asset Management Co., Ltd. was the trustee of 85% of registered equity interests of Hitrans

Related party transactions

The Company entered into the following reportable related party transactions:

	For the year ended December 31, 2021	For the year ended December 31, 2022

Purchase of batteries from Zhengzhou BAK Battery Co., Ltd	$5,522,832	$26,819,454
Sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd	8,339,088	53,236,804
Sales return of batteries to Zhengzhou BAK New Energy Technology Co., Ltd	(91,974)	-
Sales of cathode raw materials to Shenzhen BAK Power Battery Co., Ltd	10,032	8,681,496
Interest expense charge by Mr. Junnan Ye	135,606	-

Related party balances

Apart from the above, the Company recorded the following related party balances as of December 31, 2021 and December 31, 2022:

Receivables from former subsidiary

	December 31, 2021	December 31, 2022

Receivables from Shenzhen BAK Power Battery Co., Ltd	$2,263,955	$5,518,052

Balance as of December 31, 2021 and 2022 represented trade receivable for sales of cathode raw materials to Shenzhen BAK Power Battery Co., Ltd. As of the date of this report, Shenzhen BAK Power Battery Co., Ltd repaid $4.5 million to the Company.

Amount due from non-controlling interest

	December 31, 2021	December 31, 2022

Shenzhen Baijun Technology Co., Ltd	$125,883	$-
Current	62,941	-
Non-current	$188,824	$-

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

Hitrans assessed the recoverability of the amount due from Shenzhen Baijun and considered the recoverability to be low so it had written off the whole amount due from Shenzhen Baijun as of December 31, 2022.

Amount due from related party

	December 31, 2021	December 31, 2022

Hangzhou Juzhong Daxin Asset Management Co., Ltd	472,061	-

The above balances are due on demand, interest-free and unsecured. The Company assessed the recoverability of the amount due from Juzhong Daxin and considered the recoverability to be low so it had written off the whole amount due from Juzhong Daxin as of December 31, 2022.

Other balances due from/ (to) related parties

	December 31, 2021	December 31, 2022

Trade receivable, net – Zhengzhou BAK Battery Co., Ltd (i)	$14,583,061	$9,156,383
Trade receivable, net – Zhengzhou BAK New Energy Technology Co., Ltd (ii)	$459,714	$-
Bills receivable – Issued by Zhengzhou BAK Battery Co., Ltd (iii)	$1,861,280	$2,941,683
Trade payable, net – Zhengzhou BAK Battery Co., Ltd	$(572,768)	$(5,629,343)
Dividend payable to non-controlling interest of Hitrans	$1,444,737	$1,290,942

(i)	Representing trade receivables from sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd. As of the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $5.1 million to the Company.
(ii)	Representing trade payables on purchase of batteries from Zhengzhou BAK Battery Co., Ltd.
(iii)	Representing bills receivable issued by Zhengzhou BAK Battery Co., Ltd. The Company endorsed the bills receivable to suppliers for settling trade payables subsequent to December 31, 2022.

Payables to a former subsidiary

Payables to a former subsidiary as of December 31, 2021 and 2022 consisted of the following:

	December 31,	December 31,
	2021	2022
Payables to Shenzhen BAK Power Battery Co., Ltd	$(326,507)	$(358,067)

Balance as of December 31, 2021 and December 31, 2022 consisted of payables for purchase of inventories from Shenzhen BAK Power Battery Co., Ltd.

Guarantees for the Company

On January 17, 2022, we obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. We borrowed RMB10 million (approximately $1.4 million) on the same date for a term until January 16, 2023. We repaid the loan early on January 5, 2023.

On February 9, 2022, we obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We borrowed RMB10 million (approximately $1.4 million) on February 17, 2022 for a term until January 28, 2023. We repaid the loan early on January 16, 2023.

On March 8, 2022, we obtained a one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 5. 5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.6 million) on the same date. On May 17, 2022, we repaid the loan principal and related loan interests.

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

On June 22, 2022, we obtained another one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 4.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and our CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.4 million) on the same date for a term until June 21, 2023. We repaid the loan on November 10, 2022.

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

On January 7, 2023, we obtained a two-year term facility from Postal Savings Bank of China, Nanjing Tianhe Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. We borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees and Services

Audit Fees

Centurion ZD CPA & Co. has billed us $513,721 and $265,000 and for the fiscal years ended December 31, 2022 and 2021, respectively, for professional services rendered for the audit of our annual financial statements, including reviews of the interim financial statements included in our quarterly reports on Form 10-Q and assistance with the Securities Act filings.

Audit-Related Fees

The fees for the audit-related services billed and to be billed by Centurion ZD CPA & Co. for the year ended December 31, 2022 and 2021 amounted to $2,500 and $67,500, respectively.

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

Exhibit List

(a) List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

●	Report of Centurion ZD CPA & Co., Independent Registered Public Accounting Firm (PCAOB ID No. 2769)

●	Consolidated Balance Sheets as of December 31, 2021 and 2022

●	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021 and 2022

●	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021 and 2022

●	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2022

●	Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

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

Date: April 14, 2023

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

By:	/s/ Xiangyu Pei
Xiangyu Pei
Interim Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunfei Li	Chairman and Chief Executive Officer	April 14, 2023
Yunfei Li	(Principal Executive Officer)

/s/ Xiangyu Pei	Interim Chief Financial Officer and Director	April 14, 2023
Xiangyu Pei	(Principal Financial and Accounting Officer)

/s/ J. Simon Xue	Director	April 14, 2023
J. Simon Xue

/s/ Martha C. Agee	Director	April 14, 2023
Martha C. Agee

/s/ Jianjun He	Director	April 14, 2023
Jianjun He