Form 10-Q
period 2023-03-31
CBAK Energy Technology, Inc.
filed 2023-05-15
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	89,007,525

CBAK ENERGY TECHNOLOGY, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTNS ENDED

MARCH 31, 2022 AND 2023

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Balance Sheets

As of December 31, 2022 and March 31, 2023

(Unaudited)

(In US$ except for number of shares)

	Note	December 31, 2022	March 31, 2023
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$6,519,212	$7,535,193
Pledged deposits	2	30,836,864	35,601,854
Trade and bills receivable, net	3	27,413,575	28,109,643
Inventories	4	49,446,291	50,777,816
Prepayments and other receivables	5	5,915,080	6,121,156
Receivables from a former subsidiary, net	15	5,518,052	1,818,269
Income tax recoverable		57,934	58,273
Total current assets		125,707,008	130,022,204

Property, plant and equipment, net	6	90,004,527	88,433,232
Construction in progress	7	9,954,202	15,174,189
Long-term investments, net	8	945,237	950,770
Prepaid land use rights	9	12,361,163	12,350,586
Intangible assets, net	10	1,309,058	1,195,435
Operating lease right-of-use assets, net		1,264,560	1,140,996
Deferred tax assets, net	19	2,486,979	2,902,856
Total assets		$244,032,734	$252,170,268

Liabilities
Current liabilities
Trade and bills payable	13	$67,491,435	$77,765,458
Short-term bank borrowings	14	14,907,875	18,634,717
Other short-term loans	14	689,096	602,337
Accrued expenses and other payables	15	25,605,661	22,372,971
Payables to a former subsidiary, net	16	358,067	355,913
Deferred government grants, current	17	1,299,715	847,584
Product warranty provisions	18	26,215	24,663
Warrants liability	25	136,000	51,000
Operating lease liability, current	9	575,496	479,875
Finance lease liability, current	9	844,297	485,279
Total current liabilities		111,933,857	121,619,797

Deferred government grants, non-current	17	5,577,020	5,513,425
Product warranty provisions	18	450,613	471,016
Operating lease liability, non-current	9	607,222	546,461
Accrued expenses and other payables, non-current	15	1,085,525	1,091,878
Total liabilities		119,654,237	129,242,577

Commitments and contingencies	26

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 89,135,064 issued and 88,990,858 outstanding as of December 31, 2022; 89,151,731 issued and 89,007,525 outstanding as of March 31, 2023		89,135	89,151
Donated shares		14,101,689	14,101,689
Additional paid-in capital		246,240,998	246,245,879
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(131,946,705)	(133,327,060)
Accumulated other comprehensive loss		(8,153,644)	(7,498,971)
		121,561,984	120,841,199
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equity		117,495,374	116,774,589
Non-controlling interests		6,883,123	6,153,102
Total equity		124,378,497	122,927,691

Total liabilities and shareholder’s equity		$244,032,734	$252,170,268

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended March 31, 2022 and 2023

(Unaudited)

(In US$ except for number of shares)

		Three months ended March 31,
	Note	2022	2023
Net revenues	28	$80,196,298	$42,396,701
Cost of revenues		(74,879,944)	(39,490,957)
Gross profit		5,316,354	2,905,744
Operating expenses:
Research and development expenses		(3,313,124)	(2,455,328)
Sales and marketing expenses		(829,674)	(721,004)
General and administrative expenses		(2,237,374)	(2,479,135)
Provision for doubtful accounts		(271,443)	(131,167)
Total operating expenses		(6,651,615)	(5,786,634)
Operating loss		(1,335,261)	(2,880,890)
Finance income, net		5,014	5,311
Other income, net		285,204	183,213
Changes in fair value of warrants liability		1,632,000	85,000
Income (loss) before income tax		586,957	(2,607,366)
Income tax credit	19	93,546	402,884
Net income (loss)		680,503	(2,204,482)
Less: Net (income) loss attributable to non-controlling interests		(236,050)	824,127
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.		$444,453	$(1,380,355)

Net income (loss)		680,503	(2,204,482)
Other comprehensive income
– Foreign currency translation adjustment		432,193	748,779
Comprehensive income (loss)		1,112,696	(1,455,703)
Less: Comprehensive (income) loss attributable to non-controlling interests		(277,059)	730,021
Comprehensive income (loss) attributable to CBAK Energy Technology, Inc.		$835,637	$(725,682)

Income (loss) per share	24
– Basic		$0.01	$(0.02)
– Diluted		$0.01	$(0.02)

Weighted average number of shares of common stock:	24
– Basic		88,713,841	89,013,359
– Diluted		88,734,957	89,013,359

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2022 and 2023

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional	Statutory		Accumulated other	Non-	Treasury shares		Total
	Number		Donated	paid-in	reserves	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	(Note 20)	deficit	Income (loss)	interests	of shares	Amount	equity

Balance as of January 1, 2022	88,849,222	$88,849	$14,101,689	$241,946,362	$1,230,511	$(122,498,259)	$2,489,017	$7,593,014	(144,206)	$(4,066,610)	$140,884,573

Net income	-	-	-	-	-	444,453	-	236,050	-	-	680,503

Share-based compensation for employee and director stock awards	-	-	-	34,779	-	-	-	-	-	-	34,779

Foreign currency translation adjustment	-	-	-	-	-	-	391,184	41,009	-	-	432,193

Balance as of March 31, 2022	88,849,222	$88,849	$14,101,689	$241,981,141	$1,230,511	$(122,053,806)	$2,880,201	$7,870,073	(144,206)	$(4,066,610)	$142,032,048

Balance as of January 1, 2023	89,135,064	$89,135	$14,101,689	$246,240,998	$1,230,511	$(131,946,705)	$(8,153,644)	$6,883,123	(144,206)	$(4,066,610)	$124,378,497

Net loss	-	-	-	-	-	(1,380,355)	-	(824,127)	-	-	(2,204,482)

Share-based compensation for employee and director stock awards	-	-	-	4,897	-	-	-	-	-	-	4,897

Common stock issued to employees for stock award	16,667	16	-	(16)	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	654,673	94,106	-	-	748,779

Balance as of March 31, 2023	89,151,731	$89,151	$14,101,689	$246,245,879	$1,230,511	$(133,327,060)	$(7,498,971)	$6,153,102	(144,206)	$(4,066,610)	$122,927,691

See accompanying Notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed consolidated statements of cash flows

For the three months ended March 31, 2022 and 2023

(Unaudited)

(In US$)

	Three months ended March 31,
	2022	2023
Cash flows from operating activities
Net income (loss)	$680,503	(2,204,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,925,584	2,185,763
Provision for doubtful accounts and bad debts written off	271,443	116,014
Amortization of operating lease	187,697	131,474
Write-down of inventories	406,152	979,633
Share-based compensation	34,779	4,897
Changes in fair value of warrants liability	(1,632,000)	(85,000)
Changes in operating assets and liabilities:
Trade and bills receivable	(519,629)	(601,557)
Inventories	(12,064,192)	(2,025,827)
Prepayments and other receivables	(1,743,638)	(312,927)
Investment in sales-type lease	125,303	-
Trade and bills payable	13,733,854	9,917,436
Accrued expenses and other payables and product warranty provisions	2,613,310	(1,753,004)
Operating lease liabilities	(7,600)	(158,824)
Trade receivable from and payables to a former subsidiary	1,133,083	3,729,807
Deferred tax assets	(93,546)	(402,883)
Net cash provided by operating activities	5,051,103	9,520,520

Cash flows from investing activities
Purchases of property, plant and equipment and construction in progress	(2,717,822)	(7,216,890)
Net cash used in investing activities	(2,717,822)	(7,216,890)

Cash flows from financing activities
Borrowings from banks	5,836,818	13,153,472
Repayment of bank borrowings	-	(9,499,730)
Repayment of borrowings from Mr. Ye Junnan	(3,938,062)	-
Borrowings from a shareholder	-	199,942
Repayment of borrowings to a shareholder	-	(72,052)
Repayment of borrowings from a unrelated party	-	(219,225)
Principal payments of finance leases	-	(370,489)
Net cash provided by financing activities	1,898,756	3,191,918

Effect of exchange rate changes on cash and cash equivalents and restricted cash	163,901	285,423
Net increase in cash and cash equivalents and restricted cash	4,395,938	5,780,971
Cash and cash equivalents and restricted cash at the beginning of period	26,354,624	37,356,076
Cash and cash equivalents and restricted cash at the end of period	$30,750,562	$43,137,047
Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$430,973	$414,210
Lease liabilities arising from obtaining right-of-use assets	$111,834	$-

Cash paid during the year for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$125,336	$66,446

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2022 and 2023

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

As of March 31, 2023, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB1.0 million (approximately $0.1 million) to CBAK Suzhou through injection of a series of cash. CBAK Suzhou is dormant as of the date of this report.

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

On July 31, 2020, BAK Investments formed a wholly owned subsidiary CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”) in China with a registered capital of $100,000,000. On May 16, 2022, CBAK Nanjing’s registered capital was further increased to $200,000,000. Pursuant to CBAK Nanjing’s articles of association and relevant PRC regulations, BAK Investments was required to contribute the capital to CBAK Nanjing on or before July 29, 2040. Up to the date of this report, the Company has contributed $55,489,915 to CBAK Nanjing.

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

On November 9, 2020, Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”) was established as a wholly owned subsidiary of CBAK Nanjing with a register capital of RMB50,000,000 (approximately $7.9 million). On March 6, 2023, Nanjing Daxin changed its name to Nanjing BFD Energy Technology Co., Ltd (“Nanjing BFD”) . Up to the date of this report, the Company has contributed RMB42.5 million (approximately $6.5 million) to Nanjing BFD.

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

On August 4, 2021, Daxin New Energy Automobile Technology ( Jiangsu) Co., Ltd (“Jiangsu Daxin”) was established as a wholly owned subsidiary of Nanjing CBAK with a register capital of RMB 30,000,000 (approximately $4.7 million). Pursuant to Jiangsu Daxin’s articles of association and relevant PRC regulations, Nanjing Daxin was required to contribute the capital to Jiangsu Daxin on or before July 30, 2061. Up to the date of this report the Company has contributed RMB16.6 million (approximately $2.4 million) to Jiangsu Daxin.

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

On July 8, 2022, Hitrans held its second shareholder meeting (“the shareholder meeting”) in 2022 to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.4 million) and to accept an investment of RMB22 million (approximately $3.2 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and an investment of RMB18 million (approximately $2.6 million) from Mr. Haijun Wu (collectively “management shareholder”). Under the resolution, 10% of the investment injection (RMB4 million or $0.6 million) contributed towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.2 million) treated as additional paid-in capital contribution of Hitrans. 25% of the investments from the management shareholder were required to be in place before August 15, 2022, 25% of the investments were required to be in place before December 31, 2022 and the 50% balance (RMB20 million) were required to be received June 30, 2024. As of March 31, 2023, RMB10 million (approximately $1.5 million), representing the 25% of the investments were received.

On December 8, 2022, CBAK Power entered into equity interest transfer agreements with five individuals to disposal in aggregate 6.82% of Hitrans equity interests for a total consideration of RMB30,000,000 (approximately $4.3 million). The transaction was completed on December 30, 2022. As of March 31, 2023, CBAK Power’s equity interests in Hitrans was 67.33% (representing 69.12% of paid up capital).

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

On July 6, 2018, Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd. (“Guangdong Hitrans”) was established as a 80% owned subsidiary of Hitrans with a registered capital of RMB10 million (approximately $1.6million). The remaining 20% registered equity interest was held by Shenzhen Baijun Technology Co., Ltd. Pursuant to Guangdong Hitrans’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to Guangdong Hitrans’s articles of association and relevant PRC regulations, Hitrans was required to contribute the capital to Guangdong Hitrans on or before December 30, 2038. Up to the date of this report, Hitrans has contributed RMB1.72 million (approximately $0.3 million), and the other shareholder has contributed RMB0.25 million (approximately $0.04 million) to Guangdong Hitrans through injection of a series of cash. Guangdong Hitrans was established under the laws of the People’s Republic of China as a limited liability company on July 6, 2018 with a registered capital RMB10 million (approximately $1.5 million). Guangdong Hitrans is based in Dongguan, Guangdong Province, and is principally engaged in the business of resource recycling, waste processing, and R&D, manufacturing and sales of battery materials. Guangdong Hitrans is dormant as of the date of this report.

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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Shenzhen”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014, “Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of March 31, 2023, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC; v) Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”), a wholly owned limited liability company established on November 21, 2019 in the PRC; (vi) BAK Asia Investments Limited (“BAK Investments”), a wholly owned limited liability company incorporated in Hong Kong acquired on July 14, 2020; (vii) CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”), a wholly owned limited liability company established on July 31, 2020 in the PRC; (viii) Nanjing CBAK New Energy Technology Co., Ltd, (“Nanjing CBAK”), a wholly owned limited liability company established on August 6, 2020 in the PRC; (ix) Nanjing BFD Energy Technology Co., Ltd. (“Nanjing BFD”), a wholly owned limited liability company established on November 9, 2020; (x) Daxin New Energy Automobile Technology ( Jiangsu) Co., Ltd (“Jiangsu Daxin”), a wholly owned limited liability company established on August 4, 2021 in the PRC; (xi) Zhejiang Hitrans Lithium Battery Technology Co., Ltd (“Hitrans”), a 67.33% registered equity interests (representing 69.12% of paid-up capital) owned  limited liability company established on December 16, 2015 in the PRC; (xii) Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd., a 60.3% owned limited liability company established on July 6, 2018 in the PRC and (xiii) Shaoxing Haisheng International Trading Co., Ltd. (“Haisheng”), a 67.33% registered equity interests (representing 69.12% of paid-up capital) owned limited liability company established on October 9, 2021 in the PRC.

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

As of March 31, 2023, the Company had $18.6 million bank loans and approximately $102.9 million of other current liabilities (excluding warrants liability).

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

The severity of the impact of the COVID-19 pandemic on the Company’s business will continue to depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the new variants of COVID-19, the efficacy and distribution of COVID-19 vaccines and the extent and severity of the impact on the global supply chain and the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be reasonably predicted at this time. As of the date of issuance of the Company’s condensed consolidated financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of March 31, 2023. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. In March 2023, the FASB issued ASU 2023-02, Topic 326. The ASU eliminates the accounting guidance for trouble debt restructurings by creditors in Subtopic 310-40, and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, the ASU requires disclosure of gross writeoffs of receivables by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This ASU is effective for periods beginning after December 15, 2022. The Company applied the new standard beginning January 1, 2023 using the modified retrospective method. This adoption did not have material impact on the Company’s condensed consolidated financial statements.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2023. The Company is currently evaluating the impact that the adoption of ASU 2017-04 will have on its condensed consolidated financial statement presentation or disclosures.

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

2. Pledged deposits

Pledged deposits as of December 31, 2022 and March 31, 2023 consisted pledged deposits with banks for bills payable (note 12).

3. Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2022 and March 31, 2023:

	December 31,	March 31,
	2022	2023
Trade receivable	$23,422,733	$25,501,022
Less: Allowance for credit losses	(2,274,513)	(2,351,419)
	21,148,220	23,149,603
Bills receivable	6,265,355	4,960,040
	$27,413,575	$28,109,643

Included in trade and bills receivables are retention receivables of $1,066,146 and $629,819 as of December 31, 2022 and March 31, 2023. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for credit losses are as follows:

Balance as at December 31, 2022	$2,274,513
Adoption of ASC Topic 326	-
Balance as at January 1, 2023	2,274,513
Current period provision, net	78,995
Current period write off	(15,153)
Foreign exchange adjustment	13,064
Balance as at March 31, 2023	$2,351,419

4. Inventories

Inventories as of December 31, 2022 and March 31, 2023 consisted of the following:

	December 31,	March 31,
	2022	2023
Raw materials	$7,101,426	$4,871,755
Work in progress	17,274,033	15,207,838
Finished goods	25,070,832	30,698,223
	$49,446,291	$50,777,816

During the three months ended March 31, 2022 and 2023, write-downs of obsolete inventories to lower of cost or net realizable value of $406,152 and $979,633, respectively, were charged to cost of revenues.

5. Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2022 and March 31, 2023 consisted of the following:

	December 31,	March 31,
	2022	2023
Value added tax recoverable	$4,234,082	$4,293,598
Prepayments to suppliers	220,671	493,717
Deposits	43,914	269,597
Staff advances	51,826	104,371
Prepaid operating expenses	706,190	551,216
Receivables from sales of vehicles	371,105	154,901
Others	294,292	296,011
	5,922,080	6,163,411
Less: Allowance for credit losses	(7,000)	(42,255)
	$5,915,080	$6,121,156

An analysis of the allowance for credit losses are as follows:

Balance as at December 31, 2022	$7,000
Adoption of ASC Topic 326	-
Balance as at January 1, 2023	7,000
Current period provision, net	35,392
Foreign exchange adjustment	(137)
Balance as at March 31, 2023	$42,255

6. Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2022 and March 31, 2023 consisted of the following:

	December 31, 2022	March 31, 2023
Buildings	$47,086,680	$47,365,000
Leasehold Improvements	5,156,705	5,186,885
Machinery and equipment	71,665,842	72,471,801
Office equipment	1,545,026	1,593,077
Motor vehicles	507,882	513,585
	125,962,135	127,130,348
Impairment	(13,025,161)	(13,100,735)
Accumulated depreciation	(22,932,447)	(25,596,381)
Carrying amount	$90,004,527	$88,433,232

During the three months ended March 31, 2022 and 2023, the Company incurred depreciation expense of $2,271,267 and $2,539,631, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $7,360,242 and $6,762,165 as of December 31, 2022 and March 31, 2023, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three months ended March 31, 2022 and 2023.

7. Construction in Progress

Construction in progress as of December 31, 2022 and March 31, 2023 consisted of the following:

	December 31,	March 31,
	2022	2023
Construction in progress	$7,828,975	$9,681,515
Prepayment for acquisition of property, plant and equipment	2,125,227	5,492,674
Carrying amount	$9,954,202	$15,174,189

Construction in progress as of December 31, 2022 and March 31, 2023 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power, Nanjing CBAK and Hitrans.

For the three months ended March 31, 2022 and 2023, the Company capitalized interest of nil and $112,274 respectively to the cost of construction in progress.

8. Long-term investments, net

Long-term investments as of December 31, 2022 and March 31, 2023 consisted of the following:

	December 31, 2022	March 31, 2023
Investments in equity method investees	$289,473	$291,167
Investments in non-marketable equity	655,764	659,603
	$945,237	$950,770

Investments in equity method investees

Balance as of January 1, 2022	$-
Investments made	297,336
Income from investment	-
Foreign exchange adjustment	(7,863)
Balance as of December 31, 2022	$289,473
Foreign exchange adjustment	1,694
Balance as of March 31, 2023	$291,167

In August 2022, Nanjing CBAK, along with two unrelated third parties of the Company, Guangxi Guiwu Recycle Resources Company Limited (“Guangxi Guiwu”)  and Mr. Weidong Xu, an unrelated third party entered into an investment agreement to jointly set up a new company - Guangxi Guiwu CBAK New Energy Technology Co., Ltd (“Guangxi Guiwu CBAK”)  in which each party holding 20%, 60% and 20% equity interests and voting rights, respectively. Guangxi Guiwu engages in the business of recycling power batteries. The Company applies the equity method of accounting to account for the equity investments in common stock, over which it has significant influence but does not own a majority equity interest or otherwise control. Pursuant to the Company’s articles of association and relevant PRC regulations, each party was required to contribute the capital on or before December 31, 2023. As of March 31, 2023 and current, Nanjing CBAK, Guanxi Guiwu and Mr. Weidong Xu had contributed capital of $0.3 million (RMB2 million), $0.9 million (RMB6 million) and $0.3 million (RMB2 million), respectively.

Guangxi Guiwu CBAK commenced operations in 2023. For the period ended March 31, 2023, no income from the above investment was recorded.

Investments in non-marketable equity

	December 31, 2022	March 31, 2023
Cost	$1,302,630	$1,310,253
Impairment	(646,866)	(650,650)
Carrying amount	$655,764	$659,603

 On April 21, 2021, CBAK Power, along with Shenzhen BAK Power Battery Co., Ltd (BAK Shenzhen), Shenzhen Asian Plastics Technology Co., Ltd (SZ Asian Plastics) and Xiaoxia Liu (collectively the “Investors”), entered into an investment agreement with Junxiu Li, Hunan Xintao New Energy Technology Partnership, Xingyu Zhu, and Jiangsu Saideli Pharmaceutical Machinery Manufacturing Co., Ltd for an investment in Hunan DJY Technology Co., Ltd (“DJY”), a privately held company. CBAK Power has paid $1.40 million (RMB9,000,000) to acquire 9.74% of the equity interests of DJY. CBAK Power along with other three new investors have appointed one director on behalf of the Investors to the Board of Directors of DJY. DJY is unrelated third party of the Company engaging in in research and development, production and sales of products and services to lithium battery positive cathode materials producers, including the raw materials, fine ceramics, equipment and industrial engineering.

On November 28, 2022, Nanjing CBAK along with Shenzhen Education for Industry Investment Co., Ltd. and Wenyuan Liu, an individual investor, set up Nanjing CBAK Education For Industry Technology Co., Ltd (“CBAK Education”) with a registered capital of RMB5 million (approximately $0.7 million), in which each party holding 10%, 60% and 30% equity interests of CBAK Education, respectively. The investment is for training skillful workforce for Nanjing CBAK. CBAK Education commenced its operation in 2023, nil capital contribution was made by Nanjing CBAK as of the report date.

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. The Company recognized nil impairment loss for the three months period ended March 31, 2022 and 2023.

9. Lease

(a) Prepaid land use rights

Prepaid
land
lease payments
Balance as of January 1, 2022	$13,797,230
Amortization charge for the year	(338,706)
Foreign exchange adjustment	(1,097,361)
Balance as of December 31, 2022	12,361,163
Amortization charge for the period	(83,242)
Foreign exchange adjustment	72,665
Balance as of March 31, 2023	$12,350,586

In August 2014 and November 2021, the Group acquired land use rights to build a factory of the Company in Dalian, PRC and Zhejiang, PRC.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

No impairment loss was made to the carrying amounts of the prepaid land use right for the three months ended March 31, 2022 and 2023.

(b) Operating lease

On April, 2018, Hitrans entered into a lease agreement for staff quarters spaces in Zhejiang with a five year term, commencing on May 1, 2018 and expiring on April 30, 2023 The monthly rental payment is approximately RMB18,000 ($2,621) per month. In 2018, lump sum payments were made to landlord for the rental of staff quarter spaces and no ongoing payments will be made under the terms of these leases.

On January 14, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Tianjing with a three year term, commencing on March 1, 2021 and expiring on February 29, 2024. The monthly rental payment is approximately RMB73,143 ($10,648) per month. On February 28, 2022, Nanjing Daxin early terminated the lease after one-year non-cancellable period.

On April 6, 2021, Nanjing CBAK entered into a lease agreement for warehouse space in Nanjing with a three year term, commencing on April 15, 2021 and expiring on April 14, 2024. The monthly rental payment is approximately RMB97,743 ($14,230) per month.

On June 1, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Wuxi with a three year term, commencing on June 1, 2021 and expiring on May 31, 2024. The monthly rental payment is approximately RMB238,095 ($34,663) per month for the first year and approximately RMB277,778 ($40,440) per month from the second year. In May 2022, Nanjing Daxin early terminated the lease after one-year non-cancellable period.

On June 1, 2021, Hitrans entered into a lease agreement with liquid gas supplier for a five year term for supplying liquid nitrogen and oxygen, commencing on July 1, 2021. The monthly rental payment is approximately RMB5,310 ($773) per month.

On December 9, 2021, Hitrans entered into a lease agreement for extra staff quarters spaces in Zhejiang with a three year term, commencing on December 10, 2021 and expiring on December 9, 2024. The monthly rental payment is approximately RMB10,400 ($1,514) per month for the first year, RMB10,608 ($1,544) and RMB10, 820 ($1,575) per month from the second year and third year, respectively.

On March 1, 2022, Hitrans entered into a lease agreement for extra staff quarters spaces in Zhejiang with a three year term, commencing on March 1, 2022 and expiring on February 28, 2027. The monthly rental payment is approximately RMB15,840 ($2,306) per month for the first year, with 2% increase per year.

On August 1, 2022, Hitrans entered into a lease agreement for warehouse spaces in Zhejiang with a one and half years term, commencing on August 1, 2022 and expiring on January 31, 2024. The monthly rental payment is RMB60,394 ($8,792) per month.

On October 20, 2022, CBAK Power entered into a lease agreement for staff quarters spaces in Dalian with a five year term, commencing on October 20, 2022 and expiring on October 19, 2025. The monthly rental payment is RMB61,905 ($9,012) per month.

On December 20, 2022, Hitrans entered into a lease agreement for extra staff quarters spaces in Zhejiang with a five year term commencing on December 20, 2022 and expiring on December 19, 2027. The monthly rental payment is RMB52,000 ($7,570) per month for the first year, with 2% increase per year.

On December 30, 2022, Hitrans entered into a lease agreement with liquid gas supplier for a five year term for supplying liquid nitrogen and oxygen to December 29, 2027 The monthly rental payment is approximately RMB7,265 ($1,058) per month.

Operating lease expenses for the three months ended March 31, 2022 and 2023 for the capitation agreement was as follows:

	March 31, 2022	March 31, 2023
Operating lease cost – straight line	$212,691	$137,317

(c) Company as lessee - Finance lease

	December 31,	March 31,
	2022	2023
Property, plant and equipment, at cost	$1,890,396	$1,893,191
Accumulated depreciation	(251,626)	(270,027)
Impairment	(662,006)	(662,985)
Property, plant and equipment, net under finance lease	976,764	960,179

Finance lease liabilities, current	844,297	485,279
Finance lease liabilities, non-current	-	-
Total finance lease liabilities	$844,297	$485,279

The components of finance lease expenses were as follows:

	2022	2023
Finance lease cost:
Depreciation of assets	$-	$45,335
Interest of lease liabilities	-	5,115
Total lease expense	$-	$50,450

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2023:

	Operating leases	Finance leases

Remainder of 2023	$459,700	$492,073
2024	253,421	-
2025	228,850	-
2026	145,617	-
2027	12,692	-
Thereafter	-	-
Total undiscounted cash flows	1,100,280	492,073
Less: imputed interest	(73,944)	(6,794)
Present value of lease liabilities	$1,026,336	$485,279

Lease term and discount rate:

	December 31, 2022	March 31, 2023
Weighted-average remaining lease term
Land use rights	37.9	37.7
Operating lease	3.39	3.12
Finance lease	0.5	0.25

Weighted-average discount rate
Land use rights	Nil	Nil
Operating lease	4.94%	4.97%
Finance lease	1.40%	1.40%

Supplemental cash flow information related to leases where the Company was the lessee for the three months ended March 31, 2022 and 2023 was as follows:

	March 31, 2022	March 31, 2023
Operating cash outflows from operating assets	$32,451	$178,006

10. Intangible Assets, net

Intangible assets as of December 31, 2022 and March 31, 2023 consisted of the followings:

	December 31, 2022	March 31, 2023
Computer software at cost	$104,211	$104,821
Sewage discharge permit	1,762,129	1,772,440
	1,866,340	1,877,261
Accumulated amortization	(557,282)	(681,826)
	$1,309,058	$1,195,435

Amortization expenses were $131,571 and $121,754 for the three months ended March 31, 2022 and 2023, respectively.

Total future amortization expenses for finite-lived intangible assets as of March 31, 2023 were estimated as follows:

Remainder of 2023	$364,345
2024	483,835
2025	321,775
2026	6,077
2027	4,555
Thereafter	14,848
Total	$1,195,435

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

On July 20, 2021, CBAK Power entered into a framework agreement relating to CBAK Power’s investment in Hitrans, pursuant to which CBAK Power acquires 81.56% of registered equity interests (or representing 75.57% of paid-up capital) of Hitrans (the “Acquisition Agreement”). Under the Acquisition Agreement, CBAK Power acquires 60% of registered equity interests (representing 54.39% of paid-up capital) of Hitrans from Zhejiang Meidu Graphene Technology Co., Ltd. (“Meidu Graphene”) valued at RMB118 million ($18.30 million) and 21.56% of registered equity interests (representing 21.18% of paid-up capital) of Hitrans from Hitrans’s management shareholders valued at approximately RMB40.74 million ($6.32 million). Two individuals among Hitrans management shareholders, including Hitrans’s CEO, Mr. Haijun Wu (“Mr. Wu”), keep 2.50% registered equity interests (representing 2.46% of paid-up capital) of Hitrans and New Era Group Zhejiang New Energy Materials Co., Ltd. (“New Era”) continue to hold 15% registered equity interests (representing 21.05% of paid-up capital) of Hitrans after the acquisition.

As of the date of the Acquisition Agreement, the 25% registered equity interests (representing 24.56% of paid-up capital) of Hitrans held by Hitrans management shareholders was frozen as a result of a litigation arising from the default by Hitrans management shareholders on debts borrowed from Zhejiang Meidu Pawn Co., Ltd. (“Pawn Co.”) whereby the 25% registered equity interests (representing 24.56% of paid-up capital) of Hitrans was pledged as collateral. Mr. Junnan Ye (“Mr. Ye”), acting as an intermediary, first acquire 22.5% registered equity interests (representing 22.11% of paid-up capital) of Hitrans, free of any encumbrances, from Hitrans management shareholders. Pursuant to the Acquisition Agreement, within five days of CBAK Power’s obtaining 21.56% registered equity interests (representing 21.18% of paid-up capital) of Hitrans from Mr. Ye, CBAK Power pay approximately RMB40.74 million ($6.32 million) in cash, which amount shall be used toward the repayment of debts due to Pawn Co. On July 23, 2021, CBAK Power paid RMB40.74 million (approximately $6.32 million) in cash to Mr. Ye.

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

CBAK Power shall pay all other fees due to Juzhong Daxin in accordance with the Letter of Intent. According to the Acquisition Agreement, Mr. Ye first acquire 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans, free of any encumbrances, from Meidu Graphene. Thereafter, CBAK Power assign RMB118 million ($18.30 million) of the Hitrans Loan to Mr. Junnan Ye as consideration for the acquisition of 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans from Mr. Ye (the “Assignment”). Hitrans shall repay RMB118 million ($18.27 million) to Mr. Ye in accordance with a separate loan repayment agreement (the “Loan Repayment Agreement”) entered into among Mr. Ye, Hitrans, CBAK Power and Mr. Wu in July 2021. Under the Loan Repayment Agreement, Hitrans shall repay Mr. Ye at least RMB70 million ($10.86 million) within two months of obtaining the title to the Assets from New Era and the remaining RMB 48 million ($7.41 million) by December 31, 2021, with a fixed interest of RMB3.5 million ($0.54 million) which can be reduced by up to RMB1 million ($0.15 million) if the loan is settled before its due date. CBAK Power provides guarantee to Mr. Ye on Hitrans’s repayment obligations under the Loan Repayment Agreement. Hitrans shall repay the remaining approximately RMB13 million ($2.02 million) of the Hitrans Loan to CBAK Power at an interest rate of 6% per annum, maturing in one year from the date of the Assignment. As of December 31, 2021, Hitrans has repaid RMB93 million ($14.6 million) and interest incurred was RMB0.9 million ($0.1 million) recorded as finance cost for the year ended December 31, 2021. As of January 29, 2023, Hitrans has repaid all the loan principals of RMB118 million ($18.3 million) and interests of RMB3.5 million ($0.54 million) to Mr. Ye (Note 14).

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

The Company performed Goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. Goodwill was fully impaired as of December 31, 2022. No impairment loss of Goodwill of the reporting unit of Hitrans was recognized for the three months ended March 31, 2022.

12. Goodwill

Balance as of January 1, 2022	$1,645,232
Impairment of goodwill	(1,556,078)
Foreign exchange adjustment	(89,154)
Balance as of December 31, 2022	-
Impairment of goodwill	-
Foreign exchange adjustment	-
Balance as of March 31, 2023	$-

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

13. Trade and Bills Payable

Trade and bills payable as of December 31, 2022 and March 31, 2023 consisted of the followings:

	December 31,	March 31,
	2022	2023
Trade accounts payable	$32,516,445	$35,722,384
Bills payable
– Bank acceptance bills	34,974,990	41,824,698
– Letter of credit	-	218,376
	$67,491,435	$77,765,458

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 2);

(ii)	$3.4 million and $4.9 million of the Company’s bills receivable as of December 31, 2022 and March 31, 2023, respectively (Note 3).

(iii)	the Company’s prepaid land use rights (note 9)

14. Loans

Bank loans:

Bank borrowings as of December 31, 2022 and March 31, 2023 consisted of the followings:

	December 31,	March 31,
	2022	2023
Short-term bank borrowings	$14,907,875	$18,634,717

On November 16, 2021, the Company obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $17.5 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB59.0 million (approximately $8.5 million) and RMB74.0 million (approximately $10.8 million) as of December 31, 2022 and March 31, 2023, respectively, for varying terms ending between May 2023 to March 2024, bearing interest at 3.65% to 4.15% per annum.

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

On March 21, 2022, the Company renewed the above acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB71.6 million ($10.4 million) with other terms remain the same. Under the facilities, as of December 31, 2022 and March 31, 2023, the Company borrowed a total of RMB15.9 million (approximately $2.3 million) and RMB21.3 million (approximately $3.1 million), respectively, in the form of bills payable for various terms expiring from April to September 2023, which was secured by the Company’s cash totaling RMB15.9 million (approximately $2.3 million) and RMB21.3 million (approximately $3.1 million) (Note 2), respectively.

On January 17, 2022, the Company obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. The Company borrowed RMB10 million (approximately $1.4 million) on January 20, 2022 for a term until January 16, 2023. The Company early repaid RMB10 million (approximately $1.5 million) on January 5, 2023. On January 5, 2023, the Company obtained a one-year term loan of RMB10 million (approximately $1.5 million) for a period of one year to January 4, 2023, bearing interest at 120% of benchmark rate of the PBOC for short-term loans, which is 3.85% per annum, while other terms and guarantee remain the same. The Company borrowed RMB10 million (approximately $1.5 million) on January 6, 2023.

On February 9, 2022, the Company obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.5 million) on February 17, 2022 for a term until January 28, 2023. The Company repaid RMB10 million (approximately $1.4 million) on January 16, 2023. On January 14, 2023 , the Company obtained a one-year loan of RMB10 million (approximately $1.5 million) bearing interest at 129% of benchmark rate of PBOC for short-term loans, which is 4.70% per annum. The Company borrowed RMB10 million (approximately $1.5 million) on January 17, 2023 for a term until January 13, 2024..

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

On April 28, 2022, the Company obtained a three-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB12 million (approximately $1.7 million) with the term from April 21, 2022 to April 21, 2025. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, the Company borrowed RMB10 million (approximately $1.5 million) on April 29, 2022, bearing interest at 3.95% per annum for a term until April 29, 2023. The Company repaid RMB10 million (approximately $1.5 million) on April 19, 2023. On April 19, 2023, the Company obtained an other one-year loan of RMB10 million (approximately $1.5 million) bearing interest at 102.5% of benchmark rate of PBOC for short-term loans, which is 3.90% per annum. The Company borrowed RMB10 million (approximately $1.5 million) on April 20, 2023 for a term until April 19, 2024.

On June 22, 2022, the Company obtained another one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.5 million) bearing interest at 4.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.5 million) on the same date for a term until June 21, 2023. On November 10, 2022, the Company early repaid the loan principal and the related loan interests.

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

On November 8, 2022, the Company entered into a short-term loan agreement with China CITIC Bank Shaoxing Branch to August 9, 2023 with a maximum amount of RMB10 million (approximately $1.5 million) bearing interest rate at 4.35% per annum. The Company borrowed RMB10 million (approximately $1.5 million) on the same date. The Company has repaid RMB5 million (approximately $0.7 million) and RMB0.2 million (approximately $0.1 million) on November 16, 2022 and December 27, 2022, respectively. Subsequent to the repayment, the Company entered into another short-term loan agreement with China CITIC Bank Shaoxing Branch for a one-year short-term loan agreement with a maximum amount of RMB0.2 million (approximately $0.1 million) for December 27, 2022 to December 27, 2023, bearing interest rate at 4.20% per annum.

On December 9, 2022, the Company obtained a RMB5 million (approximately $0.7 million) letter of credit from China CITIC Bank for a period to October 30, 2024 for settlement of Hitrans purchase. The Company utilized RMB1.5 million (approximately $0.2 million) letter of credit at an interest rate of 2.7% for a period of one year to January 5, 2024.

On January 7, 2023, the Company obtained a two-year term facility from Postal Savings Bank of China, Nanjing Gaochun Branch with a maximum amount of RMB10 million (approximately $1.5 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. The Company borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum.

On March 29, 2023, the Company and Bank of China Limited entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. The Company borrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by the Company’s land use rights and buildings in Dalian.

The Company borrowed a series of acceptance bills from Agricultural Bank of China totaled RMB9.8 million (approximately $1.4 million) for various terms expiring in September 2023, which was secured by the Company’s cash totaled RMB9.8 million (approximately $1.4 million) (Note 2).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaled RMB78.4 million (approximately $11.4 million) for various terms through April to September 2023, which was secured by the Company’s cash totaled RMB50.5 million (approximately $7.4 million) (Note 2) and the Company’s bills receivable totaled RMB33.5 million (approximately $4.9 million) (Note 3).

The Company borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaling RMB32.4 million (approximately $4.7 million) for various terms ending through May to September 2023, which was secured by the Company’s cash totaling RMB17.4 million (approximately $2.5 million) (Note 2) and the Company’s land use rights and buildings in Zhejiang.

The Company borrowed a series of acceptance bills from China Merchants Bank Dalian Branch totaling RMB102.6 million (approximately $14.9 million) for various terms through April to September 2023, which was secured by the Company’s cash totaling RMB102.6 million (approximately $14.9 million) (Note 2).

The Company borrowed a series of acceptance bills from Bank of China Limited totaling RMB20.7 million (approximately $3.0 million) for various terms through September 2023, which was secured by the Company’s cash totaling RMB20.7 million (approximately $3.0 million) (Note 2).

The Company borrowed a series of acceptance bills from Jiangsu Gaochun Rural Commercial Bank totaling RMB22.2 million (approximately $3.2 million) for various terms through April to August 2023, which was secured by the Company’s cash totaling RMB22.2 million (approximately $3.2 million) (Note 2).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	March 31,
	2022	2023
Pledged deposits (note 2)	$30,836,864	$35,601,854
Bills receivables (note 3)	3,383,130	4,874,528
Right-of-use assets (note 9)	5,598,716	5,589,456
Buildings	4,419,749	6,603,907
	$44,238,459	$52,669,745

As of March 31, 2023, the Company had unutilized committed banking facilities totaled $3.6 million.

During the three months ended March 31, 2022 and 2023, interest of $122,973 and $171,412 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2022 and March 31, 2023 consisted of the following:

		December 31,	March 31,
	Note	2022	2023
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li	(b)	223,927	353,406
		323,927	453,406
Advances from unrelated third party
– Mr. Wenwu Yu	(c)	15,896	15,989
– Ms. Longqian Peng	(c)	276,905	60,150
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(d)	72,368	72,792
		365,169	148,931
		$689,096	$602,337

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(d)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of March 31, 2023, loan amount of RMB0.5 million ($0.1 million) remained outstanding.

During the three months ended March 31, 2022 and 2023, interest of $2,363 and $2,192 were incurred on the Company’s borrowings from unrelated parties, respectively.

15. Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2022 and March 31, 2023 consisted of the following:

	December 31,	March 31,
	2022	2023
Construction costs payable	$2,143,730	$2,644,968
Equipment purchase payable	9,710,187	7,772,923
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	2,961,781	2,663,831
Customer deposits	4,845,382	3,785,547
Deferred revenue	1,869,525	1,875,878
Accrued operating expenses	1,755,170	1,436,616
Dividend payable to non-controlling interest (Note 16)	1,290,942	1,298,497
Other tax payables	721,709	631,529
Other payables	182,641	144,941
	26,691,186	23,464,849
Less: non-current portion
Deferred revenue	1,085,525	1,091,878
	$25,605,661	$22,372,971

*	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2022 and March 31, 2023, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2022 and March 31, 2023, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

16. Balances and Transactions With Related Parties

The principal related parties with which the Company had transactions during the years presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Zhengzhou BAK Battery Co., Ltd	Note a
Shenzhen BAK Battery Co., Ltd	Former subsidiary and refer to Note b
Shenzhen BAK Power Battery Co., Ltd	Former subsidiary and refer to Note b

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd.

(b)	Mr. Xiangqian Li is a director of Shenzhen BAK Battery Co., Ltd and Shenzhen BAK Power Battery Co., Ltd

Related party transactions:

The Company entered into the following significant related party transactions:

	For the three months ended March 31,
	2022	2023

Purchase of batteries from Zhengzhou BAK Battery Co., Ltd	$5,164,433	$3,161,173
Sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd	25,823,532	9,323,839
Sales of cathode raw materials to Shenzhen BAK Power Battery Co., Ltd	112,468	-

Related party balances:

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2022 and March 31, 2023:

Receivables from a former subsidiary, net

	December 31, 2022	March 31, 2023

Receivables from Shenzhen BAK Power Battery Co., Ltd	$5,518,052	$1,834,983
Less: Allowance for credit losses	-	(16,714)
	$5,518,052	1,818,269

An analysis of the allowance for credit losses are as follows:

Balance as at December 31, 2022	$-
Adoption of ASC Topic 326	-
Balance as at January 1, 2023	-
Current period provision, net	16,779
Foreign exchange adjustment	(65)
Balance as at March 31, 2023	$16,714

Balance as of December 31, 2022 and March 31, 2023 consisted of receivable for sales of cathode materials to Shenzhen BAK Power Battery Co., Ltd. Up to the date of this report, Shenzhen BAK Power Battery Co., Ltd repaid $1.8 million to the Company.

Other balances due from/ (to) related parties

	December 31, 2022	March 31, 2023

Trade receivable, net – Zhengzhou BAK Battery Co., Ltd. (i)	$9,156,383	$14,251,802

Bills receivable – Issued by Zhengzhou BAK Battery Co., Ltd (ii)	$2,941,683	$2,246,742

Trade payable, net – Zhengzhou BAK Battery Co., Ltd (iii)	$5,629,343	$3,307,343

Dividend payable to non-controlling interest of Hitrans (note 14)	$1,290,942	$1,298,497

(i)	Representing trade receivables from sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $5.2 million to the Company.

(ii)	Representing bills receivable issued by Zhengzhou BAK Battery Co., Ltd. The Company endorsed the bills receivable as of December 31, 2022 to suppliers for settling trade payables subsequent to December 31, 2022. Bills receivable as of March 31, 2023 were pledged to bank as security for issuance of bills payable (note 12).

(iii)	Representing trade payables on purchase of batteries from Zhengzhou BAK Battery Co., Ltd.

Payables to a former subsidiary

Payables to a former subsidiary as of December 31, 2022 and March 31, 2023 consisted of the following:

	December 31, 2022	March 31, 2023
Payables to Shenzhen BAK Power Battery Co., Ltd	$(358,067)	$(355,913)

Balance as of December 31, 2022 and March 31, 2023 consisted of payables for purchase of inventories from Shenzhen BAK Power Battery Co., Ltd.

17. Deferred Government Grants

Deferred government grants as of December 31, 2022 and March 31, 2023 consist of the following:

	December 31,	March 31,
	2022	2023
Total government grants	$6,876,735	$6,361,009
Less: Current portion	(1,299,715)	(847,584)
Non-current portion	$5,577,020	$5,513,425

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

On June 23, 2020, BAK Asia, the Company wholly-owned Hong Kong subsidiary, entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), pursuant to which the Company intended to develop certain lithium battery projects that aim to have a production capacity of 8Gwh. Gaochun EDZ agreed to provide various support to facilitate the development and operation of the projects. From 2020 to the report date, the Company received RMB10 million (approximately $1.6 million) to finance the costs incurred for moving; RMB20 million (approximately $3.2 million) to finance the costs incurred in construction works; and RMB17.1 million (approximately $2.7 million) to finance equipment purchases from Gaochun EDZ in Nanjing. The Company recognize the government subsidies as income or offsets them against the related expenditures when there are no present or future obligations for the subsidized projects.

For the year ended December 31, 2021, the Company recognized RMB10 million ($1.6 million) as other income after moving of the Company facilities to Nanjing. Remaining subsidy of RMB37.1 million (approximately $5.9 million) was granted to facilities the construction works and equipment in Nanjing. The construction works have been completed in November 2021 and the production line was fully operated in January 2023,  the Company has initiated amortization on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon.

	Three months ended March 31,
	2022	2023

Cost of revenues	$551,663	$544,660
Research and development expenses	10,656	9,886
General and administrative expenses	4,654	4,318
Other income (expenses), net	734,435	99,042
	$1,301,408	$657,906

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2022	March 31, 2023
Balance at beginning of year	$2,028,266	$476,828
Warranty costs incurred	(81,954)	(11,387)
(Reversal) provision for the year	(1,344,572)	27,511
Foreign exchange adjustment	(124,912)	2,727
Balance at end of year	476,828	495,679
Less: Current portion	(26,215)	(24,663)
Non-current portion	$450,613	$471,016

19. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a) Income taxes in the condensed consolidated statements of comprehensive income (loss)

The Company’s provision for income taxes credit consisted of:

	Three months ended March 31,
	2022	2023
PRC income tax
Current income tax	$-	$-
Deferred income tax credit	93,546	402,884
	$93,546	$402,884

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Tax Act"), which significantly changed U.S. tax law and included a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. The Company recognizes taxes due under the GILTI provision as a current period expense. As of December 31, 2022 and March 31, 2023, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

No provision for income taxes in the United States has been made as CBAK had no taxable income for the three months ended March 31, 2022 and 2023.

Hong Kong Tax

BAK Asia and BAK Investment are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong For the three months ended March 31, 2022 and 2023 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended March 31,
	2022	2023
Income (loss) before income taxes	$586,957	$(2,607,366)
United States federal corporate income tax rate	21%	21%
Income tax expenses (credit) computed at United States statutory corporate income tax rate	123,261	(547,547)
Reconciling items:
Rate differential for PRC earnings	(25,584)	(102,559)
Tax effect of entity at preferential tax rate	(9,972)	88,661
Non-taxable (income) expenses	(264,922)	8,068
Share based payments	7,304	1,028
Valuation allowance on deferred tax assets	76,367	144,465
Income tax credit	$(93,546)	$(402,884)

(b) Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2022 and March 31, 2023 are presented below:

	December 31, 2022	March 31, 2023
Deferred tax assets
Trade receivable	$1,976,354	$1,345,136
Inventories	554,041	669,619
Property, plant and equipment	2,353,141	2,142,003
Long-term investments, net	161,716	162,663
Intangible assets	97,468	103,542
Accrued expenses, payroll and others	224,795	223,400
Provision for product warranty	119,207	123,920
Net operating loss carried forward	34,379,188	34,573,895
Valuation allowance	(37,122,551)	(36,287,803)
Deferred tax assets, non-current	$2,743,359	$3,056,375

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$256,380	$153,519

As of December 31, 2022 and March 31, 2023, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741 of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of December 31, 2022 and March 31, 2023, the Company’s PRC subsidiaries had net operating loss carry forwards of $52,187,090 and $53,976,415, respectively, which will expire in various years through 2023 to 2031. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance of $37,122,551 and $36,287,803 as of December 31, 2022 and March 31, 2023, respectively, were provided against subsidiaries which were not estimated to generate operating profits to utilize the potential tax benefits.

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 representing the PRC statutory reserve of the subsidiary as of December 31, 2022 and March 31, 2023, are also considered under restriction for distribution.

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

The fair value of warrants was determined using the Binomial Model, with level 3 inputs (Note 24).

The fair value of share options was determined using the Binomial Model, with level 3 inputs (Note 22).

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

22. Employee Benefit Plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $569,536 (RMB3,615,587) and $617,793 (RMB4,227,123) for the three months ended March 31, 2022 and 2023, respectively.

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

As of March 31, 2023, there was no unrecognized stock-based compensation associated with the above restricted shares and 1,667 vested shares were to be issued.

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

As of March 31, 2023, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $23,778 and nil for three months ended March 31, 2022 and 2023, in respect of the restricted shares granted on August 23, 2019

All the restricted share units granted in respect of the restricted share units granted on August 23, 2019 had been vested on March 31, 2022. As of March 31, 2023, there was no unrecognized stock-based compensation associated with the above restricted share units.

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

The Company recorded non-cash share-based compensation expense of $11,001 and $4,897 for the three months ended March 31, 2022 and 2023, in respect of the restricted share units granted on October 23, 2020 of which allocated to research and development expenses.

As of March 31, 2023, non-vested restricted share units granted on October 23, 2020 are as follows:

Non-vested share units as of January 1, 2023	16,665
Granted	-
Vested	-
Non-vested share units as of March 31, 2023	16,665

As of March 31, 2023, there was unrecognized stock-based compensation $1,632 associated with the above restricted share units and no vested shares were to be issued.

Employees Stock Ownership Program on November 29, 2021

On November 29, 2021, pursuant to the Company’s 2015 Plan, the Compensation Committee granted options to obtain an aggregate of 2,750,002 share units of the Company’s common stock to certain employees, officers and directors of the Company, of which options to obtain 350,000 share units were given to the Company’s executive officers and directors with an option exercise price of $1.96 based on fair market value. The vesting of shares each year is subject to certain financial performance indicators. The shares will be vested semi-annually in 10 equal installments over a five year period with the first vesting on May 30, 2023. The options will expire on the 70-month anniversary of the grant date.

The fair value of the stock options granted to directors of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk free interest rate of 1.26%, and dividend yield of 0%. The fair value of 350,000 stock options to directors of the Company was $479,599 at the grant date. For the three months ended March 31, 2022 and 2023, the Company recorded nil as stock compensation expenses.

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. During the three months ended March 31, 2022 and 2023, the Company recorded nil as stock compensation expenses.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2023	2,200,044	$1.96	$-	4.7
Exercisable at January 1, 2023	-	-	$-	-

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2023	2,200,044	$1.96	$-	4.45
Exercisable at March 31, 2023	549,958	$1.96	$-	4.45

*	The intrinsic value of the stock options at March 31, 2023 is the amount by which the market value of the Company’s common stock of $0.88 as of March 31, 2023 exceeds the exercise price of the option.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three months ended March 31, 2022 and 2023.

24. Income (Loss) Per Share

The following is the calculation of income (loss) per share:

	Three months ended March 31,
	2022	2023
Net income (loss)	$680,503	$(2,204,482)
Less: Net (income) loss attributable to non-controlling interests	(236,050)	824,127
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	444,453	(1,380,355)

Weighted average shares outstanding – basic	88,713,841	89,013,359
Dilutive unvested restricted stock	21,116	-
Weighted average shares outstanding – diluted (note)	88,734,957	89,013,359

Income (loss) per share of common stock
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Note:	Including 269,175 and nil vested restricted shares granted pursuant to the 2015 Plan that were not yet issued as of March 31, 2022 and 2023, respectively.

For the three months ended March 31, 2022, 2,750,002 unvested options and all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

For the three months ended March 31, 2023, all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

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

There was a total of 9,092,499 warrants issued and outstanding as of March 31, 2023.

The fair value of the outstanding warrants was calculated using Binomial Model based on backward induction with the following assumptions:

Warrants issued in the 2020 Financing

Appraisal Date	December 31, 2022	December 31, 2022
Market price per share (USD/share)	$0.99	$0.99
Exercise price (USD/price)	6.46	6.475
Risk free rate	4.7%	4.6%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	0.9 years	1.4 years
Expected volatility	75.6%	82.7%

Appraisal Date	March 31, 2023	March 31, 2023
Market price per share (USD/share)	$0.88	$0.88
Exercise price (USD/price)	6.46	6.475
Risk free rate	4.8%	4.5%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	0.7 years	1.2 years
Expected volatility	53.5%	70.1%

Warrants issued in the 2021 Financing

Warrants holder

	Investor Warrants Series A1	Placement Agent Warrants
Appraisal Date	December 31, 2022	December 31, 2022
Market price per share (USD/share)	0.99	0.99
Exercise price (USD/price)	7.67	9.204
Risk free rate	4.5%	4.5%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	1.6 years	1.6 years
Expected volatility	80.4%	80.4%

Warrants holder

	Investor Warrants Series A1	Placement Agent Warrants
Appraisal Date	March 31, 2023	March 31, 2023
Market price per share (USD/share)	0.88	0.88
Exercise price (USD/price)	7.67	9.204
Risk free rate	4.4%	4.4%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	1.4 years	1.4 years
Expected volatility	82.5%	82.5%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2022	March 31, 2023
Balance at the beginning of the year/ period	$5,846,000	$136,000
Warrants issued to institution investors	-	-
Warrants issued to placement agent	-	-
Warrants redeemed	-	-
Fair value change of the issued warrants included in earnings	(5,710,000)	(85,000)
Balance at end of year/ period	136,000	51,000

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2023	9,092,499	$7.19	1.33
Exercisable at January 1, 2023	9,092,499	$7.19	1.33
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at March 31, 2023	9,092,499	7.19	1.08
Exercisable at March 31, 2023	9,092,499	7.19	1.08

26. Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2022 and March 31, 2023, the Company had the following contracted capital commitments:

	December 31, 2022	March 31, 2023
For construction of buildings	$21,406,584	$20,827,822
For purchases of equipment	4,249,801	7,374,728
Capital injection	137,739,785	236,385,624
	$163,396,170	$264,588,174

(ii)	Litigation

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

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. The Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe conducted a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,344,605 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $261,316 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $245,530 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $30,826 (RMB209,312) that CBAK Power has paid. As of December 31, 2022, CBAK Power have not received the final judgement amount totaled $276,356 (RMB 1,876,458) from Shenzhen Huijie. Shenzhen Huijie filed an appellate petition to High Peoples’ Court of Liaoning (“Court of Liaoning”) to appeal the adjudication dated on June 28, 2020. In April 2021, the Court of Liaoning rescinded the original judgement and remanded the case to the Court of Dalian for retrial. On December 21, 2021, the Court of Dalian remanded the case to the Court of Zhuanghe for retrial. Upon receiving the notice from the Court of Liaoning, CBAK Power has accrued the construction cost of $0.9 million (RMB6,135,860) as of March 31, 2023.

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1,613,984 (RMB10,257,030), including equipment cost of $1,427,515 (RMB9,072,000) and interest amount of $186,469 (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB15,120,000 ($2.4 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of March 31, 2023, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.2 million (RMB15,120,000) under capital commitments.

27. Concentrations and Credit Risk

(a) Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2022 and 2023 as follows:

	Three months ended March 31,
Sales of finished goods and raw materials	2022		2023
Customer A	*	*	13,947,344	32.90%
Customer B	27,993,072	34.91%	*	*
Zhengzhou BAK Battery Co., Ltd (note 15)	25,823,532	32.20%	9,323,839	21.99%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2022 and March 31, 2023 as follows:

	December 31, 2022		March 31, 2023
Customer A	$4,004,880	18.94%	$	*	*
Customer C	*	*		3,283,494	14.18%
Zhengzhou BAK Battery Co., Ltd (note 15)	9,156,383	43.30%		14,251,802	61.56%

*	Comprised less than 10% of net accounts receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended March 31, 2022 and 2023 as follows:

	Three months ended March 31,
	2022			2023
Supplier A	$	*	*	$5,532,709	15.38%
Supplier B		20,631,815	25.30%	*	*
Supplier C		19,332,674	23.71%	6,580,232	18.29%

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2022 and March 31, 2023 as follows:

	December 31, 2022		March 31, 2023
Supplier A	$4,064,942	12.50%	$4,702,179	13.16%
Supplier C	*	*	5,612,973	15.71%
Zhengzhou BAK Battery Co., Ltd (note 15)	5,629,343	17.31%	*	*

(b) Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2022 and March 31, 2023, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and online payment platforms located in the PRC, which management believes are of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income. Net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income by segment for the three months ended March 31, 2022 and 2023 were as follows:

For the three months ended March 31, 2022	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$15,020,686	$65,175,612	$-	$80,196,298
Cost of revenues	(14,037,762)	(60,842,182)	-	(74,879,944)
Gross profit	982,924	4,333,430	-	5,316,354
Total operating expenses	(3,108,736)	(3,137,747)	(405,132)	(6,651,615)
Operating (loss) income	(2,125,812)	1,195,683	(405,132)	(1,335,261)
Finance income (expense), net	107,870	(102,708)	(148)	5,014
Other income (expense),net	503,156	(217,952)	1,632,000	1,917,204
Income tax credit	-	93,546	-	93,546
Net (loss) income	(1,514,786)	968,569	1,226,720	680,503

For the three months ended March 31, 2023	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$29,603,383	$12,793,318	$-	$42,396,701
Cost of revenues	(26,390,025)	(13,100,932)	-	(39,490,957)
Gross profit (loss)	3,213,358	(307,614)	-	2,905,744
Total operating expenses	(3,227,946)	(2,430,412)	(128,276)	(5,786,634)
Operating loss	(14,588)	(2,738,026)	(128,276)	(2,880,890)
Finance income (expenses), net	32,982	(27,619)	(52)	5,311
Other income, net	90,530	92,683	85,000	268,213
Income tax credit	-	402,884	-	402,884
Net income (loss)	108,924	(2,270,078)	(43,328)	(2,204,482)

As of March 31, 2023
Identifiable long-lived assets	94,912,129	23,382,309	-	118,294,438
Total assets	178,749,980	73,306,835	113,453	252,170,268

Note:	The Company does not allocate its assets located and expenses incurred outside China to its reportable segments because these assets and activities are managed at a corporate level.

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

	Three months ended March 31,
	2022	2023
High power lithium batteries used in:
Electric vehicles	$309	$1,820,248
Light electric vehicles	88,764	1,968,057
Uninterruptable supplies	14,931,613	25,815,078
	15,020,686	29,603,383

Materials used in manufacturing of lithium batteries
Cathode	28,362,877	10,621,073
Precursor	36,812,735	2,172,245
	65,175,612	12,793,318
Total consolidated revenue	$80,196,298	$42,396,701

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	Three months ended March 31,
	2022	2023
Mainland China	$71,996,013	$24,546,737
Europe	8,134,906	17,259,288
Others	65,379	590,676
Total	$80,196,298	$42,396,701

Substantially all of the Company’s long-lived assets are located in the PRC.

29. Subsequent events

The Company has evaluated subsequent events from March 31, 2023 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Special Note Regarding Forward Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“CBAK Trading” are to our PRC subsidiary, Dalian CBAK Trading Co., Ltd.;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd.;

●	“CBAK Suzhou” are to our PRC subsidiary, CBAK New Energy (Suzhou) Co., Ltd.;

●	“CBAK Energy” are to our PRC subsidiary, Dalian CBAK Energy Technology Co., Ltd.;

●	“BAK Investments” are to our Hong Kong subsidiary, BAK Asia Investments Limited;

●	“CBAK Nanjing” are to our PRC subsidiary, CBAK New Energy (Nanjing) Co., Ltd;

●	“Nanjing CBAK” are to our PRC subsidiary, Nanjing CBAK New Energy Technology Co., Ltd.;

●	“Nanjing BFD” are to our PRC subsidiary, Nanjing BFD New Energy Technology Co., Ltd., a company that was previously named Nanjing Daxin New Energy Automobile Industry Co., Ltd.;

●	“Hitrans” are to our 67.33% owned PRC subsidiary, Zhejiang Hitrans Lithium Battery Technology (we hold 67.33% of registered equity interests of Hitrans, representing 69.12% of paid-up capital, through CBAK Power previously. On March 10, 2023, CBAK Power entered into an agreement with Nanjing BFD to transfer the 67.33% equity interests CBAK Power holds in Hitrans to Nanjing BFD. As of the date of this report, the registration of the equity transfer with the local government is still in process. Following the transaction, Nanjing BFD shall become the controlling shareholder of Hitrans, while CBAK Power no longer holds any of Hitrans’s equity interests);

●	“Guangdong Hitrans” are to Hitrans’s 80% owned PRC subsidiary, Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd.;
●	“Haisheng” are to Hitrans’s wholly-owned PRC subsidiary, Shaoxing Haisheng International Trading Co., Ltd.;
●	“China” and “PRC” are to the People’s Republic of China;

●	“RMB” are to Renminbi, the legal currency of China;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” is to the Securities Act of 1933, as amended; and

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

As of March 31, 2023, we report financial and operational information in two segments: (i) production of high-power lithium battery cells and (ii) manufacture and sale of materials used in high-power lithium battery cells.

We currently conduct our business through (i) three wholly-owned operating subsidiaries in China that we own through BAK Asia, an investment holding company formed under the laws of Hong Kong on July 9, 2013; (ii) CBAK Nanjing, a wholly-owned subsidiary in China that we own through BAK Investments, an investment holding company formed under the laws of Hong Kong and acquired by us on July 14, 2020; (iii) Nanjing CBAK, a 100% owned subsidiary of CBAK Nanjing; (iv) Nanjing BFD, a 100% owned subsidiary of CBAK Nanjing; and (v) Hitrans, a subsidiary of CBAK Power, which we own 67.33% of its registered equity interests (representing 69.12% of paid-up capital) through CBAK Power. As of March 31, 2023, our equity interests in Hitrans had reduced to 67.33% as a result of Hitrans’s subsequent equity financings and our transfer of some of our equity interests in Hitrans to certain investors.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on April 14, 2023 and other reports filed with the SEC, we started construction of our Nanjing facilities to expand our lithium battery manufacturing capabilities in 2020. The project comprises two phases: Phase I, encompassing an area of approximately 27,173 square meters, was put into operation in the second half of 2021. Since then, we have been steadily increasing Phase I’s production capacity, which currently stands at 2 GWh; and Phase II, whose construction was launched in 2022, is anticipated to complete infrastructure for the initial 60,494 square meters in the third quarter of 2023. We expect to commence Phase I’s operations in the last quarter of 2023. Once fully operational, the Nanjing facilities are projected to provide a total capacity of 20 GWh to support our customers’ growing demand. In addition, we have been expanding our business by developing new products, fostering new partnerships and strategic acquisition of companies that complement and augment our business.

Due to the growing environmental pollution problem, the Chinese government has been providing support to the development of new energy facilities and vehicles for the past several years. It is expected that we will be able to secure more potential orders from the new energy market. We believe that with the booming market demand for high power lithium-iron products, we can continue as a going concern and return to profitability sustainably.

Financial Performance Highlights for the Quarter Ended March 31, 2023

The following are some financial highlights for the quarter ended March 31, 2023:

●	Net revenues: Net revenues decreased by $37.8 million, or 47%, to $42.4 million for the three months ended March 31, 2023, from $80.2 million for the same period in 2022.

●	Gross profit: Gross profit was $2.9 million, representing a decrease of $2.4 million, for the three months ended March 31, 2023, from gross profit of $5.3 million for the same period in 2022.

●	Operating loss: Operating loss was $2.9 million for the three months ended March 31, 2023, reflecting an increase of $1.5 million from an operating loss of $1.3 million for the same period in 2022.

●	Net income (loss): Net loss was $2.2 million for the three months ended March 31, 2023, compared to a net income of $0.7 million for the same period in 2022.

●	Fully diluted income per share: Fully diluted loss per share was $0.02 for the three months ended March 31, 2023, as compared to fully diluted income per share of $0.01 for the same period in 2022.

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

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%, except that Hitrans and CBAK Power were each recognized as a “High and New Technology Enterprise” and enjoyed a preferential tax rate of 15% from 2021 to 2024. Our Hong Kong subsidiaries are subject to profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, the entities had not paid any such tax.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2023

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Change
	2022	2023	$	%
Net revenues	$80,196	42,397	(37,799)	(47)%
Cost of revenues	(74,880)	(39,491)	35,389	(47)%
Gross profit	5,316	2,906	(2,410)	(45)%

Operating expenses:
Research and development expenses	3,313	2,455	(858)	(26)%
Sales and marketing expenses	830	721	(109)	(13)%
General and administrative expenses	2,237	2,481	244	11%
Provision for doubtful accounts	271	130	(141)	(52)%
Total operating expenses	6,651	5,787	(864)	(13)%
Operating loss	(1,335)	(2,881)	(1,546)	(116)%
Finance income, net	5	5	-	(0)%
Other income, net	285	183	(102)	(36)%
Change in fair value of warrants liability	1,632	85	(1,547)	(95)%
Income before income tax	587	(2,608)	(3,195)	(544)%
Income tax credit	94	403	309	(329)
Net income (loss)	681	(2,205)	(2,886)	(424)%
Less: Net (income) loss attributable to non-controlling interests	(236)	824	1,060	(449)%
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	$445	(1,381)	(1,826)	(410)%

Net revenues. Net revenues decreased by $37.8 million, or 47%, to $42.4 million for the three months ended March 31, 2023, from $80.2 million for the same period in 2022.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended March 31,		Change
	2022	2023	$	%
High power lithium batteries used in:
Electric vehicles	$-	1,820	1,820	n/a
Light electric vehicles	89	1,968	1,879	2,111%
Uninterruptable supplies	14,931	25,815	10,884	73%
	15,020	29,603	14,583	97%

Materials used in manufacturing of lithium batteries
Cathode	28,363	10,621	(17,742)	(63)%
Precursor	36,813	2,173	(34,640)	(94)%
	65,176	12,794	(52,382)	(80)%
Total	$80,196	$42,397	(37,799)	(47)%

Net revenues from sales of batteries for electric vehicles were $1.8 million for the three months ended March 31, 2023 as compared to nil in the same period of 2022, representing an increase of $1.8 million. This was partly because our batteries now have improved features and higher quality, making them more attractive to electric vehicle manufacturers. Additionally, the downstream market for electric vehicles continued to grow in 2023, leading to an increase in demand for EV battery products. As a result, we were able to secure more orders and increase our sales volume.

Net revenues from sales of batteries for light electric vehicles were $2.0 million for the three months ended March 31, 2023, as compared to $88,764 in the same period of 2022, marking an increase of $1.9 million, or 2,111%. The light electric vehicle market continued to experience strong growth in 2023 due to various factors. First, the upgrading of electric bicycles to comply with new “national standards” in China led to increased demand for our batteries. Second, the COVID-19 pandemic spurred a fast development of the food delivery industry, which in turn drove the growth of the shared electric bicycle market in China. Such growth continues even after the pandemic subsided. Last, there has been an increased popularity of electric scooters, motors, and bicycles in China, Southeast Asia, and European markets as people seek ways to reduce carbon emissions and pollution. With the favorable market conditions, we were able to continue to grow our sales in the first quarter of 2023. We strive to continue to penetrate the market for batteries used in light electric vehicles.

Net revenues from sales of batteries for uninterruptable power supplies were $25.8 million in the three months ended March 31, 2023, as compared with $14.9 million in the same period in 2022, representing an increase of $10.9 million, or 73%. The increase in sales of batteries for uninterruptable supplies can be attributed to a combination of factors including growing demand for renewable energy sources, and our development of reliable and low-cost products. As more businesses and households switch to renewable energy, there has been a growing demand for renewable energy sources and the need for energy storage solutions to support these sources. Additionally, our focus on research and development has allowed us to develop innovative and reliable energy storage products at competitive pricing. As we continue to invest in R&D and improve our product offerings, we expect to remain a leader in the energy storage industry and see continued growth in sales.

Net revenues from sales of materials used in manufacturing of lithium batteries were $l2.8 million for the three months ended March 31, 2023, as compared to $65.2 million for the same period of 2022. This primarily resulted from a rapid decrease in raw material prices during the first quarter of 2023, which led to significant downward pressure on the pricing of our battery material products.

Cost of revenues. Cost of revenues decreased to $39.5 million for the three months ended March 31, 2023, as compared to $74.9 million for the same period in 2022, a decrease of $35.4 million, or 47%. The decrease in cost of revenues was in line with the decrease of net revenues. The cost of revenues includes write-down of obsolete inventories of $1.0 million for three months ended March 31, 2023, as compared to $0.4 million for the same period in 2022. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the three months ended March 31, 2023 was $2.9 million, or 6.9% of net revenues as compared to gross profit of $5.3 million, or 6.6% of net revenues, for the same period in 2022. Gross profit margin was higher mainly resulted from the cost control performance from our batteries segment.

Research and development expenses. Research and development expenses decreased to approximately $2.5 million for the three months ended March 31, 2023, as compared to approximately $3.3 million for the same period in 2022, a decrease of $0.9 million, or 26%. The decrease resulted from a decrease of materials used in research and development activities of $0.5 million for the three months ended March 31, 2023. We will continue to invest in research and development for advanced battery products and materials, focusing on high-power lithium battery cells that offer improved performance and lower costs. We incurred $0.1 million in testing and development cost for the manufacture and sale of materials used in high-power lithium battery cells during the three months ended March 31, 2023 compared to $0.5 million during the three months ended March 31, 2022.

Sales and marketing expenses. Sales and marketing expenses decreased to approximately $0.7 million for the three months ended March 31, 2023, as compared to approximately $0.8 million for the same period in 2022, a decrease of approximately $0.1 million, or 13%. As a percentage of revenues, sales and marketing expenses were 2% and 1% for the three months ended March 31, 2023 and 2022, respectively. The slight decrease mainly resulted from a $0.2 million decrease in shipping and declaration expenses corresponding to the decrease of sales offset by $0.1 million increase of marketing expenses, as compared to the three months ended March 31, 2022. We have participated in more exhibitions in 2023 after the lift of travel restrictions and quarantine requirements.

General and administrative expenses. General and administrative expenses increased to $2.5 million, or 5.9% of revenues, for the three months ended March 31, 2023, as compared to $2.2 million, or 2.8% of revenues, for the same period in 2022, representing an increase of $0.2 million, or 11%. The increase primarily resulted from salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK. We incurred $1.3 million in salaries and social insurance cost during the three months ended March 31, 2023 compared to $1.1 million during the three months ended March 31, 2022.

Provision for doubtful accounts. Provision for doubtful accounts was $0.1 million for the three months ended March 31, 2023, as compared to $0.3 million for the same period in 2022. We determine the allowance based on the current expected credit loss model. The allowance for credit losses is adjusted each period for changes in expected lifetime credit losses.

Operating loss. As a result of the above, our operating loss totaled $2.9 million for the three months ended March 31, 2023, as compared to $1.3 million for the same period in 2022, representing an increase of $1.5 million, or 116%.

Finance income, net. Finance income, net was $5,311 for the three months ended March 31, 2023, as compared to finance income of $5,014 for the same period in 2022.

Other income, net. Other income was $0.2 million for the three months ended March 31, 2023, as compared to $0.3 million for the same period in 2022. For the three months ended March 31, 2023, we received government assistances of $0.1 million and generated $0.1 million of services income for technical development of lithium battery For the three months ended March 31, 2022, we received government assistances of $0.7 million offset by $0.2 million loss from electric bicycles samples sales and $0.2 million of non-operating expenses.

Changes in fair value of warrants liability. We issued warrants in the financing we consummated in December 2020 and February 2022. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency. The change in fair value of warrants liability is mainly due to the share price decline.

Income tax. Income tax credit was $0.4 million and $93,546 for the three months ended March 31, 2023 and 2022, respectively.

Net income (loss). As a result of the foregoing, we had a net loss of $2.2 million for the three months ended March 31, 2023, compared to net income of $0.7 million for the same period in 2022.

Liquidity and Capital Resources

We had financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock and other equity-linked securities.

We incurred a net loss of $2.2 million for the three months ended March 31, 2023. As of March 31, 2023, we had cash and cash equivalents of $43.1 million. Our total current assets were $130.0 million and our total current liabilities were $121.6 million as of March 31, 2023, resulting in a net working capital of $8.4 million.

As of March 31, 2023, we had an accumulated deficit of $133.3 million. We had an accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of March 31, 2023. These factors raise substantial doubts about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2022 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern.

These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lending from Financial Institutions

On November 16, 2021, we obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $17.5 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by our land use rights and buildings. Under the facility, we have borrowed RMB59.0 million (approximately $8.5 million) and RMB74.0 million (approximately $10.8 million) as of December 31, 2022 and March 31, 2023, respectively, for varying terms ending between May 2023 to March 2024, bearing interest at 3.65% to 4.15% per annum.

On April 19, 2021, we obtained five-year acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB84.4 million (approximately $13.2 million). Any amount drawn under the facilities requires security in the form of cash or bank acceptance bills receivable of at least the same amount. Under the facilities, as of December 31, 2021, we borrowed a total of RMB10 million (approximately $1.6 million) from Bank of Ningbo Co., Ltd in the form of bills payable for a various term expiring from January to February 2022, which was secured by our cash totaled RMB10 million (approximately $1.6 million). We repaid the bills in January to February 2022.

On March 21, 2022, we renewed the above acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB71.6 million ($10.4 million) with other terms remain the same. Under the facilities, as of December 31, 2022 and March 31, 2023, we borrowed a total of RMB15.9 million (approximately $2.3 million) and RMB21.3 million (approximately $3.1 million), respectively, in the form of bills payable for various terms expiring from April to September 2023, which was secured by our cash totaling RMB15.9 million (approximately $2.3 million) and RMB21.3 million (approximately $3.1 million), respectively.

On January 17, 2022, we obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. We borrowed RMB10 million (approximately $1.4 million) on January 20, 2022 for a term until January 16, 2023. We early repaid RMB10 million (approximately $1.5 million) on January 5, 2023. On January 5, 2023, the Company obtained a one-year term loan of RMB10 million (approximately $1.5 million) for a period of one year to January 4, 2023, bearing interest at 120% of benchmark rate of the PBOC for short-term loans, which is 3.85% per annum, while other terms and guarantee remain the same. We borrowed RMB10 million (approximately $1.5 million) on January 6, 2023.

On February 9, 2022, we obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We borrowed RMB10 million (approximately $1.5 million) on February 17, 2022 for a term until January 28, 2023. We repaid RMB10 million (approximately $1.4 million) on January 16, 2023. On January 14, 2023 , we obtained a one-year loan of RMB10 million (approximately $1.5 million) bearing interest at 129% of benchmark rate of PBOC for short-term loans, which is 4.70% per annum. We borrowed RMB10 million (approximately $1.5 million) on January 17, 2023 for a term until January 13, 2024..

On March 8, 2022, we obtained a one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.5 million) bearing interest at 5.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and our CEO, Mr. Yunfei Li. We borrowed RMB10 million (approximately $1.5 million) on the same date. On May 17, 2022, we early repaid the loan principal and related loan interests.

On April 28, 2022, we obtained a three-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB12 million (approximately $1.7 million) with the term from April 21, 2022 to April 21, 2025. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, we borrowed RMB10 million (approximately $1.5 million) on April 29, 2022, bearing interest at 3.95% per annum for a term until April 29, 2023. We repaid RMB10 million (approximately $1.5 million) on April 19, 2023. On April 19, 2023, we obtained another one-year loan of RMB10 million (approximately $1.5 million) bearing interest at 102.5% of benchmark rate of PBOC for short-term loans, which is 3.90% per annum. We borrowed RMB10 million (approximately $1.5 million) on April 20, 2023 for a term until April 19, 2024.

On June 22, 2022, we obtained another one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.5 million) bearing interest at 4.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and our CEO, Mr. Yunfei Li. We borrowed RMB10 million (approximately $1.5 million) on the same date for a term until June 21, 2023. On November 10, 2022, we early repaid the loan principal and the related loan interests.

50

On September 25, 2022, we entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.3 million) bearing interest rate at 4.81% per annum. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We borrowed RMB9 million (approximately $1.3 million) on September 27, 2022 for a term until September 24, 2023.

On November 8, 2022, we entered into a short-term loan agreement with China CITIC Bank Shaoxing Branch to August 9, 2023 with a maximum amount of RMB10 million (approximately $1.5 million) bearing interest rate at 4.35% per annum. We borrowed RMB10 million (approximately $1.5 million) on the same date. We have repaid RMB5 million (approximately $0.7 million) and RMB0.2 million (approximately $0.1 million) on November 16, 2022 and December 27, 2022, respectively. Subsequent to the repayment, we entered into another short-term loan agreement with China CITIC Bank Shaoxing Branch for a one-year short-term loan agreement with a maximum amount of RMB0.2 million (approximately $0.1 million) for December 27, 2022 to December 27, 2023, bearing interest rate at 4.20% per annum.

On December 9, 2022, we obtained a RMB5 million (approximately $0.7 million) letter of credit from China CITIC Bank for a period to October 30, 2024 for settlement of Hitrans purchase. We utilized RMB1.5 million (approximately $0.2 million) letter of credit at an interest rate of 2.7% for a period of one year to January 5, 2024.

On January 7, 2023, we obtained a two-year term facility from Postal Savings Bank of China, Nanjing Gaochun Branch with a maximum amount of RMB10 million (approximately $1.5 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. We borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum.

On March 29, 2023, we and Bank of China Limited entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. We borrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by the Company’s land use rights and buildings in Dalian.

We borrowed a series of acceptance bills from Agricultural Bank of China totaled RMB9.8 million (approximately $1.4 million) for various terms expiring in September 2023, which was secured by our cash totaled RMB9.8 million (approximately $1.4 million).

We borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaled RMB78.4 million (approximately $11.4 million) for various terms through April to September 2023, which was secured by our cash totaled RMB50.5 million (approximately $7.4 million) and bills receivable totaled RMB33.5 million (approximately $4.9 million).

We borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaling RMB32.4 million (approximately $4.7 million) for various terms ending through May to September 2023, which was secured by our cash totaling RMB17.4 million (approximately $2.5 million) and land use rights and buildings in Zhejiang.

We borrowed a series of acceptance bills from China Merchants Bank Dalian Branch totaling RMB102.6 million (approximately $14.9 million) for various terms through April to September 2023, which was secured by the Company’s cash totaling RMB102.6 million (approximately $14.9 million).

We borrowed a series of acceptance bills from Bank of China Limited totaling RMB20.7 million (approximately $3.0 million) for various terms through September 2023, which was secured by our cash totaling RMB20.7 million (approximately $3.0 million).

We borrowed a series of acceptance bills from Jiangsu Gaochun Rural Commercial Bank totaling RMB22.2 million (approximately $3.2 million) for various terms through April to August 2023, which was secured by our cash totaling RMB22.2 million (approximately $3.2 million).

As of March 31, 2023, we had unutilized committed banking facilities of $3.6 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2022	2023
Net cash provided by operating activities	$5,051	$9,521
Net cash used in investing activities	(2,718)	(7,217)
Net cash provided by financing activities	1,899	3,192
Effect of exchange rate changes on cash and cash equivalents	164	285
Net increase in cash and cash equivalents and restricted cash	4,396	5,781
Cash and cash equivalents and restricted cash at the beginning of period	26,355	37,356
Cash and cash equivalents and restricted cash at the end of period	$30,751	$43,137

Operating Activities

Net cash provided by operating activities was $9.5 million in the three months ended March 31, 2023, as compared with $5.0 million in the same period in 2022. The net cash provided by operating activities for the three months ended March 31, 2023 was mainly attributable to our increase of trade and bills payable of $9.9 million, a decrease of trade receivables from a former subsidiary of $3.7 million offset by an increase of trade and bills receivable of $0.6 million, an increase in inventories of $2.0 million and a decrease of accrued expenses and other payables of $1.8 million.

The net cash provided by operating activities was $5.0 million for the three months ended March 31, 2022, mainly attributable to our net profit (before non-cash depreciation and amortization, provision for doubtful debts, write-down of inventories, share-based compensation and changes in fair value of warrants liability) of $1.6 million, an increase of trade and bills payable of $13.8 million and an increase of accrued expenses and other payables of $2.6 million offset by an increase of trade accounts and bills receivable of $0.5 million, an increase in inventories of $12.1 million, an increase of $1.7 million of prepayments and other receivables.

Investing Activities

Net cash used in investing activities was $7.2 million for the three months ended March 31, 2023, as compared to $2.7 million in the same period of 2022. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $3.2 million in the three months ended March 31, 2023, as compared to net cash provided by financing activities of $1.9 million in the same period in 2022. The net cash provided by financing activities for the three months ended March 31, 2023 was mainly attributable to $13.2 million advances from bank borrowings offset by repayment of bank borrowings of $9.5 million and repayment of borrowings from a unrelated party $0.2 million and $0.4 million of principal payments on finance leases.

Net cash provided by financing activities was $1.9 million in the three months ended March 31, 2022. The net cash provided by financing activities for the three months ended March 31, 2022 was mainly attributable to $5.8 million advances from bank borrowings offset by repayment of borrowings from Mr. Ye Junnan of $4.0 million.

As of March 31, 2023, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Shaoxing Branch of Bank of Communications Co., Ltd	$12,850	$10,773
Industrial and Commercial Bank of China Limited	1,747	1,456
Postal Savings Bank of China Nanjing Gaochun Branch	1,456	728
	16,053	12,957

Short-term credit facilities:
China CITIC Bank	728	728
Jiangsu Gaochun Rural Commercial Bank	2,766	2,766
Agricultural Bank of China	1,456	1,456
Bank of China Dalian Jinpu New Area Branch	728	728
	5,678	5,678
Other lines of credit:
Shaoxing Branch of Bank of Communications Co., Ltd	$4,720	$4,720
Agricultural Bank of China	1,428	1,428
Jiangsu Gaochun Rural Commercial Bank	3,227	3,227
Bank of Ningbo Nanjing Gaochun Branch	3,097	3,097
China Zheshang Bank Co., Ltd	11,409	11,409
China Merchants Bank Co., Ltd Dalian Development Zone Branch	14,930	14,930
Bank of China Dalian Jinzhou Branch	3,014	3,014
China CITIC Bank Shaoxing Shengzhong Branch	728	218
	42,553	42,043
Total	$64,284	$60,678

Capital Expenditures

We incurred capital expenditures of $2.7 million and $7.2 million in the three months ended March 31, 2022 and 2023, respectively. Our capital expenditures were used primarily to construct or upgrade our Dalian, Nanjing and Zhejiang facilities.

We estimate that our total capital expenditures in fiscal year 2023 will reach approximately $80 million. Such funds will be mainly used to construct new plants with new product lines and battery module packing lines.

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

There were no material changes to the critical accounting policies previously disclosed in our audited consolidated financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed on April 14, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2023.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on April 14, 2023, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified the following material weakness in our internal control over financial reporting:

●	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

●	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

●	We are in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience. Ms. Xiangyu Pei was appointed by the Board of Directors of the Company as the Interim Chief Financial Officer on August 23, 2019.

●	We have regularly offered our financial personnel trainings on internal control and risk management. We have regularly provided trainings to our financial personnel on U.S. GAAP accounting guidelines. We plan to continue to provide trainings to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2023

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

By:	/s/ Xiangyu Pei
Xiangyu Pei
Interim Chief Financial Officer