Form 10-Q
period 2023-06-30
CBAK Energy Technology, Inc.
filed 2023-08-09
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	89,467,190

CBAK ENERGY TECHNOLOGY, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2022 AND 2023

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Balance Sheets

As of December 31, 2022 and June 30, 2023

(Unaudited)

(In US$ except for number of shares)

	Note	December 31, 2022	June 30, 2023
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$6,519,212	$3,449,446
Pledged deposits	2	30,836,864	40,189,167
Trade and bills receivable, net	3	27,413,575	29,322,723
Inventories	4	49,446,291	41,818,660
Prepayments and other receivable	5	5,915,080	5,267,046
Receivables from former subsidiary, net	16	5,518,052	323,973
Income tax recoverable		57,934	55,182
Total current assets		125,707,008	120,426,197

Property, plant and equipment, net	6	90,004,527	88,084,125
Construction in progress	7	9,954,202	25,945,637
Long-term investments, net	8	945,237	900,334
Prepaid land use rights	9	12,361,163	11,616,881
Intangible assets, net	10	1,309,058	1,017,171
Operating lease right-of-use assets, net		1,264,560	1,082,209
Deferred tax assets, net		2,486,979	3,101,858
Total assets		$244,032,734	$252,174,412

Liabilities
Current liabilities
Trade and bills payable	13	$67,491,435	$75,570,051
Short-term bank borrowings	14	14,907,875	26,813,901
Other short-term loans	14	689,096	352,482
Accrued expenses and other payables	15	25,605,661	27,869,385
Payables to former subsidiaries, net	16	358,067	387,263
Deferred government grants, current	17	1,299,715	367,271
Product warranty provisions	18	26,215	23,355
Warrants liability	25	136,000	15,000
Operating lease liability, current	9	575,496	366,391
Finance lease liability, current	9	844,297	114,884
Total current liabilities		111,933,857	131,879,983

Deferred government grants, non-current	17	5,577,020	5,129,127
Product warranty provisions	18	450,613	451,739
Operating lease liability, non-current	9	607,222	539,742
Accrued expenses and other payables, non-current	15	1,085,525	-
Total liabilities		119,654,237	138,000,591

Commitments and contingencies	26

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 89,135,064 issued and 88,990,858 outstanding as of December 31, 2022 and 89,151,731 issued and 89,007,525 outstanding as of June 30, 2023		89,135	89,151
Donated shares		14,101,689	14,101,689
Additional paid-in capital		246,240,998	247,070,345
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(131,946,705)	(135,962,050)
Accumulated other comprehensive income (loss)		(8,153,644)	(13,798,697)
		121,561,984	112,730,949
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equity		117,495,374	108,664,339
Non-controlling interests		6,883,123	5,509,482
Total equity		124,378,497	114,173,821

Total liabilities and shareholder’s equity		$244,032,734	$252,174,412

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Statements of Operations and Comprehensive Loss

For the three and six months ended June 30, 2022 and 2023

(Unaudited)

(In US$ except for number of shares)

		Three months ended June 30,		Six months ended June 30,
	Note	2022	2023	2022	2023
Net revenues	28	$56,349,660	$42,420,870	$136,545,958	$84,817,571
Cost of revenues		(50,814,352)	(38,536,228)	(125,694,296)	(78,027,185)
Gross profit		5,535,308	3,884,642	10,851,662	6,790,386
Operating expenses:
Research and development expenses		(2,299,466)	(2,980,718)	(5,612,590)	(5,436,046)
Sales and marketing expenses		(697,664)	(963,588)	(1,527,338)	(1,684,592)
General and administrative expenses		(2,453,515)	(3,582,893)	(4,690,889)	(6,062,028)
Recovery of (provision for) doubtful accounts		59,826	(130,493)	(211,617)	(261,660)
Total operating expenses		(5,390,819)	(7,657,692)	(12,042,434)	(13,444,326)
Operating income (loss)		144,489	(3,773,050)	(1,190,772)	(6,653,940)
Finance (expenses) income, net		(620,490)	252,472	(615,476)	257,783
Other (expenses) income, net		(458,946)	238,040	(173,742)	421,253
Change in fair value of warrants		2,131,000	36,000	3,763,000	121,000
Income before income tax		1,196,053	(3,246,538)	1,783,010	(5,853,904)
Income tax (expenses) credit	19	(179,788)	307,311	(86,242)	710,195
Net income (loss)		1,016,265	(2,939,227)	1,696,768	$(5,143,709)
Less: Net (income) loss attributable to non-controlling interest		(211,075)	304,237	(447,125)	1,128,364
Net income (loss) attributable to CBAK Energy Technology, Inc.		$805,190	$(2,634,990)	$1,249,643	$(4,015,345)

Net income (loss)		1,016,265	(2,939,227)	1,696,768	(5,143,709)
Other comprehensive loss
– Foreign currency translation adjustment		(7,126,920)	(6,639,109)	(6,694,727)	(5,890,330)
Comprehensive loss		(6,110,655)	(9,578,336)	(4,997,959)	(11,034,039)
Less: Comprehensive (loss) income attributable to non-controlling interest		(205,075)	643,620	(482,134)	1,373,641
Comprehensive loss attributable to CBAK Energy Technology, Inc.		$(6,315,730)	$(8,934,716)	$(5,480,093)	$(9,660,398)

Income (loss) per share	24
– Basic		$0.00 *	$(0.03)	$0.01	$(0.05)
– Diluted		$0.00 *	$(0.03)	$0.01	$(0.05)

Weighted average number of shares of common stock:	24
– Basic		89,007,924	89,029,399	88,852,594	89,021,424
– Diluted		89,019,818	89,029,399	88,865,263	89,021,424

*	Less than $0.01 per share

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the three months ended June 30, 2022 and 2023

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional			Accumulated other	Non-	Treasury shares		Total shareholders’
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number		equity
	of shares	Amount	shares	capital	reserves	deficit	income (loss)	interest	of shares	Amount	(deficit)
Balance as of April 1, 2022	88,849,222	$88,849	$14,101,689	$241,981,141	$1,230,511	$(122,053,806)	$2,880,201	$7,870,073	(144,206)	$(4,066,610)	$142,032,048
Net income	-	-	-	-	-	805,190	-	211,075	-	-	1,016,265
Share-based compensation for employee and director stock awards	-	-	-	11,126	-	-	-	-	-	-	11,126
Common stock issued to employees and directors for stock awards	285,842	286	-	(286)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(7,120,920)	(6,000)	-	-	(7,126,920)
Balance as of June 30, 2022	89,135,064	$89,135	$14,101,689	$241,991,981	$1,230,511	$(121,248,616)	$(4,240,719)	$8,075,148	(144,206)	$(4,066,610)	$135,932,519

Balance as of April 1, 2023	89,151,731	$89,151	$14,101,689	$246,245,879	$1,230,511	$(133,327,060)	$(7,498,971)	$6,153,102	(144,206)	$(4,066,610)	$122,927,691
Net loss	-	-	-	-	-	(2,634,990)	-	(304,237)	-	-	(2,939,227)
Share-based compensation for employee and director stock awards	-	-	-	824,466	-	-	-	-	-	-	824,466
Foreign currency translation adjustment	-	-	-	-	-	-	(6,299,726)	(339,383)	-	-	(6,639,109)
Balance as of June 30, 2023	89,151,731	$89,151	$14,101,689	$247,070,345	$1,230,511	$(135,962,050)	$(13,798,697)	$5,509,482	(144,206)	$(4,066,610)	$114,173,821

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the six months ended June 30, 2022 and 2023

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional			Accumulated other	Non-	Treasury shares		Total shareholders’
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number		equity
	of shares	Amount	shares	capital	reserves	deficit	Income (loss)	interest	of shares	Amount	(deficit)
Balance as of January 1, 2022	88,849,222	$88,849	$14,101,689	$241,946,362	$1,230,511	$(122,498,259)	$2,489,017	$7,593,014	(144,206)	$(4,066,610)	$140,884,573
Net income	-	-	-	-	-	1,249,643	-	447,125	-	-	1,696,768
Share-based compensation for employee and director stock awards	-	-	-	45,905	-	-	-	-	-	-	45,905
Common stock issued to employees and directors for stock awards	285,842	286	-	(286)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(6,729,736)	35,009	-	-	(6,694,727)
Balance as of June 30, 2022	89,135,064	$89,135	$14,101,689	$241,991,981	$1,230,511	$(121,248,616)	$(4,240,719)	$8,075,148	(144,206)	$(4,066,610)	$135,932,519

Balance as of January 1, 2023	89,135,064	$89,135	$14,101,689	$246,240,998	$1,230,511	$(131,946,705)	$(8,153,644)	$6,883,123	(144,206)	$(4,066,610)	$124,378,497
Net loss	-	-	-	-	-	(4,015,345)	-	(1,128,364)	-	-	(5,143,709)
Share-based compensation for employee and director stock awards	-	-	-	829,363	-	-	-	-	-	-	829,363
Common stock issued to employees and directors for stock awards	16,667	16	-	(16)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(5,645,053)	(245,277)	-	-	(5,890,330)
Balance as of June 30, 2023	89,151,731	$89,151	$14,101,689	$247,070,345	$1,230,511	$(135,962,050)	$(13,798,697)	$5,509,482	(144,206)	$(4,066,610)	$114,173,821

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed consolidated statements of cash flows

For the six months ended June 30, 2022 and 2023

(Unaudited)

(In US$)

	Six months ended June 30,
	2022	2023
Cash flows from operating activities
Net income (loss)	$1,696,768	(5,143,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,661,102	4,168,974
Provision for doubtful accounts and bad debts written off	211,617	264,899
Amortization of operating lease	318,272	267,069
Write-down of inventories	899,288	1,574,933
Share-based compensation	45,905	829,363
Changes in fair value of warrants liability	(3,763,000)	(121,000)
Loss on disposal of property, plant and equipment	86,690	-
Impairment of construction in progress	234,851	-
Changes in operating assets and liabilities:
Trade and bills receivable	21,808,771	(3,578,079)
Inventories	(28,543,131)	3,955,577
Prepayments and other receivable	4,934,333	690,511
Investment in sales-type lease	200,047	-
Trade and bills payable	19,133,437	11,823,466
Accrued expenses and other payables and product warranty provisions	211,022	(2,940,282)
Operating lease liabilities	(224,172)	(359,762)
Trade receivable from and payables to former subsidiaries	(3,644,906)	5,162,971
Income tax payable	47,458	-
Deferred tax assets	24,431	(768,011)
Net cash provided by operating activities	17,338,783	15,826,920

Cash flows from investing activities
Purchases of property, plant and equipment and construction in progress	(6,337,689)	(19,570,271)
Net cash used in investing activities	(6,337,689)	(19,570,271)

Cash flows from financing activities
Borrowings from banks	10,354,531	26,793,581
Repayment of bank borrowings	(1,544,211)	(13,577,340)
Repayment of borrowings from Mr. Ye Junnan	(3,860,527)	-
Borrowings from a shareholder	-	199,942
Repayment of borrowings to a shareholder	(4,666)	(263,861)
Repayment of borrowings from a unrelated party	-	(268,978)
Principal payments of finance leases	-	(732,310)
Net cash provided by financing activities	4,945,127	12,151,034

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(802,318)	(2,125,146)
Net increase in cash and cash equivalents and restricted cash	15,143,903	6,282,537
Cash and cash equivalents and restricted cash at the beginning of period	26,354,624	37,356,076
Cash and cash equivalents and restricted cash at the end of period	$41,498,527	$43,638,613

Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$8,577,646	$7,362,292
Lease liabilities arising from obtaining right-of-use assets	$109,633	$90,426

Cash paid during the year for:
Income taxes	$29,645	$-
Interest, net of amounts capitalized	$290,768	$163,734

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2022 and 2023

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

As of June 30, 2023, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB1.0 million (approximately $0.1 million) to CBAK Suzhou through injection of a series of cash. CBAK Suzhou is dormant as of the date of this report. On April 14, 2023, CBAK Power and Nanjing BFD entered into shares transfer agreement to transfer the 90% shares of CBAK Suzhou owned by CBAK Power to Nanjing BFD, no gain or loss was incurred for the transfer.

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

On November 9, 2020, Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”) was established as a wholly owned subsidiary of CBAK Nanjing with a register capital of RMB50,000,000 (approximately $7.5 million).On March 6, 2023, Nanjing Daxin changed its name to Nanjing BFD Energy Technology Co., Ltd (“Nanjing BFD”). The Company has paid in full to Naning BFD through injection of a series of cash.

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

On August 4, 2021, Daxin New Energy Automobile Technology ( Jiangsu) Co., Ltd (“Jiangsu Daxin”) was established as a wholly owned subsidiary of Nanjing CBAK with a register capital of RMB30,000,000 (approximately $4.5 million). Pursuant to Jiangsu Daxin’s articles of association and relevant PRC regulations, Nanjing Daxin was required to contribute the capital to Jiangsu Daxin on or before July 30, 2061. Up to the date of this report the Company has contributed RMB16.6 million (approximately to $2.4 million) to Jiangsu Daxin.

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

On July 8, 2022, Hitrans held its second shareholder meeting (“the shareholder meeting”) in 2022 to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.4 million) and to accept an investment of RMB22 million (approximately $3.2 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and an investment of RMB18 million (approximately $2.6 million) from Mr. Haijun Wu (collectively “management shareholder”). Under the resolution, 10% of the investment injection (RMB4 million or $0.6 million) contributed towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.2 million) treated as additional paid-in capital contribution of Hitrans. 25% of the investments from the management shareholder were required to be in place before August 15, 2022, 25% of the investments were required to be in place before December 31, 2022 and the 50% balance (RMB20 million) were required to be received June 30, 2024. As of June 30, 2023, RMB10 million (approximately $1.5 million), representing the 25% of the investments were received.

On December 8, 2022, CBAK Power entered into equity interest transfer agreements with five individuals to disposal in aggregate 6.82% of Hitrans equity interests for a total consideration of RMB30,000,000 (approximately $4.3 million). The transaction was completed on December 30, 2022. As of the report date, CBAK Power’s equity interests in Hitrans was 67.33% (representing 70.21% of paid up capital).

On March 10, 2023, CBAK Power entered into an agreement with Nanjing BFD to transfer the 67.33% equity interests CBAK Power holds in Hitrans to Nanjing BFD. As of the date of this report, the Company suspended the execution of this agreement. CBAK Power continues holding 67.33% equity interests in Hitrans..

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

The interim condensed consolidated financial information as of June 30, 2023 and for the three and six months ended June 30, 2022 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC on April 14, 2023.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2023, its interim condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2022 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

As of June 30, 2023, the Company had $26.8 million bank loans and approximately $105.1 million of other current liabilities (excluding warrants derivative liability).

The Company is currently expanding its product lines and manufacturing capacity in its Dalian, Nanjing and Zhejiang plant which requires more funding to finance the expansion. The Company plans to raise additional funds through banks borrowings and equity financing in the future to meet its daily cash demands, if required.

COVID-19

The Company business has been and may continue to be adversely affected by the COVID-19 pandemic or other health epidemics and outbreaks. The Company’s manufacturing facilities in Dalian, Nanjing and Shaoxing were not producing at full capacity when restrictive measures were in force during 2022, which negatively affected the Company operational and financial results. China began to modify its zero-COVID policy at the end of 2022, and most of the travel restrictions and quarantine requirements were lifted in December 2022.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of June 30, 2023. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Contract liability

The Company’s contract liabilities consist of deferred revenue associated with batteries development and deposits received from customers allocated to the performance obligations that are unsatisfied. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented. The table below presents the activity of the deferred batteries development and sales of batteries revenue during the six months ended June 30, 2022 and 2023, respectively:

	June 30	June 30,
	2022	2023
Balance at beginning of the year	$784,000	$1,869,525
Development fees collected/ deposits received	-	-
Development and sales of batteries revenue recognized	-	-
Foreign exchange adjustment	-	(51,570)
Balance at end of period	$784,000	$1,817,955

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

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2023-01 will have on the condensed consolidated financial statement presentations and disclosures.

In March 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, that is intended to improve the accounting and disclosures for investments in tax credit structures. This ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company does not anticipate that the adoption of ASU 2023-02 to have material impact on the condensed consolidated financial statement presentation or disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. Pledged deposits

Pledged deposits as of December 31, 2022 and June 30, 2023 consisted pledged deposits with banks for bills payable (note 13).

3. Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2022 and June 30, 2023:

	December 31,	June 30,
	2022	2023
Trade receivable	$23,422,733	$25,638,716
Less: Allowance for credit losses	(2,274,513)	(2,370,079)
	21,148,220	23,268,637
Bills receivable	6,265,355	6,054,086
	$27,413,575	$29,322,723

Included in trade accounts and bills receivables are retention receivables of $1,066,146 and $596,408 as of December 31, 2022 and June 30, 2023. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for credit losses are as follows:

Balance as at December 31, 2022	$2,274,513
Adoption of ASC Topic 326	-
Balance as at January 1, 2023	2,274,513
Current period provision, net	237,427
Reversal – recoveries by cash	(9,114)
Current period write off	(14,976)
Foreign exchange adjustment	(117,771)
Balance as at June 30, 2023	$2,370,079

4. Inventories

Inventories as of December 31, 2022 and June 30, 2023 consisted of the following:

	December 31,	June 30,
	2022	2023
Raw materials	$7,101,426	$4,143,855
Work in progress	17,274,033	12,574,906
Finished goods	25,070,832	25,099,899
	$49,446,291	$41,818,660

During the three months ended June 30, 2022 and 2023, write-downs of obsolete inventories to lower of cost or net realizable value of $493,136 and $595,300, respectively, were charged to cost of revenues.

During the six months ended June 30, 2022 and 2023, write-downs of obsolete inventories to lower of cost or net realizable value of $899,288 and $1,574,933, respectively, were charged to cost of revenues.

5. Prepayments and Other Receivable

Prepayments and other receivable as of December 31, 2022 and June 30, 2023 consisted of the following:

	December 31,	June 30,
	2022	2023
Value added tax recoverable	$4,234,082	$3,913,812
Prepayments to suppliers	220,671	240,667
Deposits	43,914	93,872
Staff advances	51,826	116,532
Prepaid operating expenses	706,190	515,807
Receivables from sales of vehicles	371,105	146,684
Others	294,292	280,057
	5,922,080	5,307,431
Less: Allowance for credit losses	(7,000)	(40,385)
	$5,915,080	$5,267,046

An analysis of the allowance for credit losses are as follows:

Balance as at December 31, 2022	$7,000
Adoption of ASC Topic 326	-
Balance as at January 1, 2023	7,000
Current period provision, net	34,978
Foreign exchange adjustment	(1,593)
Balance as at June 30, 2023	$40,385

6. Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2022 and June 30, 2023 consisted of the following:

	December 31, 2022	June 30, 2023
Buildings	$47,086,680	$44,892,497
Leasehold Improvements	5,156,705	5,550,243
Machinery and equipment	71,665,842	74,458,792
Office equipment	1,545,026	1,587,255
Motor vehicles	507,882	490,702
	125,962,135	126,979,489
Impairment	(13,025,161)	(12,400,800)
Accumulated depreciation	(22,932,447)	(26,494,564)
Carrying amount	$90,004,527	$88,084,125

During the three months ended June 30, 2022 and 2023, the Company incurred depreciation expense of $2,049,467 and $2,328,074, respectively.

During the six months ended June 30, 2022 and 2023, the Company incurred depreciation expense of $4,320,734 and $4,867,705, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $7,360,242 and $6,398,529 as of December 31, 2022 and June 30, 2023, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates. The Company has obtained the remaining property ownership certificates on July 6, 2023.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three and six months ended June 30, 2022 and 2023.

7. Construction in Progress

Construction in progress as of December 31, 2022 and June 30, 2023 consisted of the following:

	December 31,	June 30,
	2022	2023
Construction in progress	$7,828,975	$16,622,073
Prepayment for acquisition of property, plant and equipment	2,125,227	9,323,564
Carrying amount	$9,954,202	$25,945,637

Construction in progress as of December 31, 2022 and June 30, 2023 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power, Nanjing CBAK and Hitrans.

For the three months ended June 30, 2022 and 2023, the Company capitalized interest of nil and $142,306, respectively, to the cost of construction in progress.

For the six months ended June 30, 2022 and 2023, the Company capitalized interest of nil and $254,580, respectively, to the cost of construction in progress.

8. Long-term investments, net

Long-term investments as of December 31, 2022 and June 30, 2023 consisted of the following:

	December 31,	June 30,
	2022	2023
Investments in equity method investees	$289,473	$275,721
Investments in non-marketable equity	655,764	624,613
	$945,237	$900,334

Investments in equity method investees

Balance as at January 1, 2022	$-
Investments made	297,336
Income from investment	-
Foreign exchange adjustment	(7,863)
Balance as of December 31, 2022	289,473
Foreign exchange adjustment	(13,752)
Balance as of June 30, 2023	$275,721

In August 2022, Nanjing CBAK, along with two unrelated third parties of the Company, Guangxi Guiwu Recycle Resources Company Limited (“Guangxi Guiwu”)  and Mr. Weidong Xu, an unrelated third party entered into an investment agreement to jointly set up a new company - Guangxi Guiwu CBAK New Energy Technology Co., Ltd (“Guangxi Guiwu CBAK”)  in which each party holding 20%, 60% and 20% equity interests and voting rights, respectively. Guangxi Guiwu engages in the business of recycling power batteries. The Company applies the equity method of accounting to account for the equity investments in common stock, over which it has significant influence but does not own a majority equity interest or otherwise control. Pursuant to the Company’s articles of association and relevant PRC regulations, each party was required to contribute the capital on or before December 31, 2023. As of June 30, 2023 and current, Nanjing CBAK, Guanxi Guiwu and Mr. Weidong Xu had contributed capital of $0.3 million (RMB2 million), $0.9 million (RMB6 million) and $0.3 million (RMB2 million), respectively.

Guangxi Guiwu CBAK commenced operations in 2023. For the period ended June 30, 2023, no income from the above investment was recorded.

Investments in non-marketable equity

	December 31, 2022	June 30, 2023
Cost	$1,302,630	$1,240,746
Impairment	(646,866)	(616,133)
Carrying amount	$655,764	$624,613

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

On April 2023, DJY board declared dividend of $0.8 million (approximately RMB6 million). The dividend were distributed in May 2023 and based on the paid up capital of each shareholders, the dividend income shared by CBAK Power was $84K (approximately RMB0.6 million) which was included in other income (expense) for the three and six months ended June 30, 2023. No dividend was declared in 2022.

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

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. The Company recognized nil impairment loss for the three and six months period ended June 30, 2022 and 2023.

9. Lease

(a) Prepaid land use rights

Prepaid
land
lease payments
Balance as of January 1, 2022	$13,797,230
Amortization charge for the year	(338,706)
Foreign exchange adjustment	(1,097,361)
Balance as of December 31, 2022	12,361,163
Amortization charge for the period	(164,537)
Foreign exchange adjustment	(579,745)
Balance as of June 30, 2023	$11,616,881

In August 2014 and November 2021, the Group acquired land use rights to build a factory of the Company in Dalian, PRC and Zhejiang, PRC.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

Amortization expenses of the prepaid land use rights were $86,189 and $81,295 for the three months ended June 30, 2022 and 2023 and $175,907 and $164,537 for the six months ended June 30, 2022 and 2023, respectively.

No impairment loss was made to the carrying amounts of the prepaid land use right for the three and six months ended June 30, 2022 and 2023.

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

On January 14, 2021, Nanjing Daxin entered into a lease agreement for manufacturing, warehouse and office space in Tianjin with a three year term, commencing on March 1, 2021 and expiring on February 29, 2024. The monthly rental payment is approximately RMB73,143 ($10,918) per month. On February 28, 2022, Nanjing Daxin early terminated the lease after one-year non-cancellable period.

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

On April 20, 2023, Hitrans entered into another lease agreement for extra staff quarters spaces in Zhejiang with a three year term commencing on May 1, 2023 and expiring on April 30, 2026. The monthly rental payment is RMB28,000 ($3,860) per month.

Operating lease expenses for the three and six months ended June 30, 2022 and 2023 for the capitation agreement was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Operating lease cost – straight line	$145,966	$128,430	$358,657	$265,747

(c) Company as lessee - Finance lease

	December 31,	June 30,
	2022	2023
Property, plant and equipment, at cost	$1,890,396	$1,800,589
Accumulated depreciation	(251,626)	(413,621)
Impairment	(662,006)	(630,556)
Property, plant and equipment, net under finance lease	976,764	756,412

Finance lease liabilities, current	844,297	114,884
Finance lease liabilities, non-current	-	-
Total finance lease liabilities	$844,297	$114,884

The components of finance lease expenses were as follows:

	2022	2023
Finance lease cost:
Depreciation of assets	$-	$89,610
Interest of lease liabilities	-	10,111
Total lease expense	$-	$99,721

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Finance lease cost:
Depreciation of assets	-	44,275	-	89,610
Interest of lease liabilities	-	4,995	-	10,110
Total lease expense	$-	$49,270	$-	$99,720

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2023 were as follows:

	Operating leases	Finance leases

Remainder of 2023	$273,705	$116,492
2024	286,299	-
2025	263,031	-
2026	137,892	-
2027	12,018	-
Thereafter	-	-
Total undiscounted cash flows	972,945	116,492
Less: imputed interest	(66,812)	(1,608)
Present value of lease liabilities	$906,133	$114,884

Lease term and discount rate:

	December 31, 2022	June 30, 2023
Weighted-average remaining lease term
Land use rights	37.9	37.4
Operating lease	3.39	3.2
Finance lease	0.5	0.1

Weighted-average discount rate
Land use rights	Nil	Nil
Operating lease	4.94%	4.87%
Finance lease	1.40%	1.40%

Supplemental cash flow information related to leases where the Company was the lessee for the three and six months ended June 30, 2022 and 2023 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Operating cash outflows from operating assets	$182,944	$213,469	$215,395	$391,475

10. Intangible Assets, net

Intangible assets as of December 31, 2022 and June 30, 2023 consisted of the followings:

	December 31, 2022	June 30, 2023
Computer software at cost	$104,211	$99,260
Sewage discharge permit*	1,762,129	1,678,416
	1,866,340	1,777,676
Accumulated amortization	(557,282)	(760,505)
	$1,309,058	$1,017,171

Amortization expenses were $144,508 and $118,906 for the three months ended June 30, 2022 and 2023, respectively.

Amortization expenses were $276,079 and $240,660 for the six months ended June 30, 2022 and 2023, respectively.

Total future amortization expenses for finite-lived intangible assets as of June 30, 2023 were estimated as follows:

Remainder of 2023	$229,556
2024	457,963
2025	305,522
2026	5,755
2027	4,313
Thereafter	14,062
Total	$1,017,171

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

As a part of the transaction, CBAK Power entered into a loan agreement with Hitrans to lend Hitrans approximately RMB131 million ($20.6 million) (the “Hitrans Loan”) by remitting approximately RMB131 million ($20.6 million) into the account of Shaoxing Intermediate People’s Court (the “Court”) to remove the freeze on Meidu Graphene’s 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans. Moreover, Juzhong Daxin will return RMB10 million ($1.6 million) of the security deposit to CBAK Power before CBAK Power wires approximately RMB131 million ($20.6 million) to the Court. Juzhong Daxin retained RMB5 million ($0.78 million) as commission for facilitating the acquisition and RMB5 million ($0.78 million) recognized as compensation expense to another potential buyer. On July 27, 2021, Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power. The remaining had not yet been repaid by Juzhong Daxin in full up to the date of this report (Note 16). The Company is still negotiating with Juzhong Daxin, as Juzhong Daxin believes that according to the Security Acquisition Framework Agreement entered into between CBAK Power and Juzhong Daxin, CBAK Power should pay RMB3 million ($0.5 million) as risk premium for facilitating the acquisition. CBAK Power believes it is not reasonable to pay any of the risk premium in accordance with the terms of the agreement and Juzhong Daxin should return RMB3 million ($0.5 million) to CBAK Power. CBAK Power has taken legal action for the outstanding balance. Juzhong Daxin had repaid RMB1.5 million ($0.3 million) upto the report date. The Company assessed the recoverability of the balance due from Juzhong Daxin and considered the recoverability is low and written off the whole amount due from Juzhong Daxin as of December 31, 2022.

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

The Company performed Goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. Goodwill was fully impaired as of December 31, 2022. No impairment loss of Goodwill of the reporting unit of Hitrans was recognized for the three and six months ended June 30, 2022 and 2023.

12. Goodwill

Balance as of January 1, 2022	$1,645,232
Impairment of goodwill	(1,556,078)
Foreign exchange adjustment	(89,154)
Balance as of December 31, 2022 and June 30, 2023	$-

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

13. Trade and Bills Payable

Trade and bills payable as of December 31, 2022 and June 30, 2023 consisted of the followings:

	December 31,	June 30,
	2022	2023
Trade payable	$32,516,445	$28,561,824
Bills payable
– Bank acceptance bills	34,974,990	46,801,436
– Letter of credit	-	206,791
	$67,491,435	$75,570,051

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 2);

(ii)	$3.4 million and $5.3 million of the Company’s bills receivable as of December 31, 2022 and June 30, 2023, respectively (Note 3).

(iii)	the Company’s prepaid land use rights (note 9)

14. Loans

Bank loans:

Bank borrowings as of December 31, 2022 and June 30, 2023 consisted of the followings:

	December 31,	June 30,
	2022	2023
Short-term bank borrowings	$14,907,875	$26,813,901

On November 16, 2021, the Company obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $16.6 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB59.0 million (approximately $8.5 million) as of December 31, 2022.

In January 2023, the Company renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB121.5 million (approximately $16.8 million) as of June 30, 2023, bearing interest at 3.65% per annum expiring through February to May 2024.

On April 19, 2021, the Company obtained five-year acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB84.4 million (approximately $11.6 million). Any amount drawn under the facilities requires security in the form of cash or bank acceptance bills receivable of at least the same amount. Under the facilities, as of December 31, 2021, the Company borrowed a total of RMB10 million (approximately $1.4 million) from Bank of Ningbo Co., Ltd in the form of bills payable for a various term expiring from January to February 2022, which was secured by the Company’s cash totaling RMB10 million (approximately $1.4 million). The Company repaid the bills in January to February 2022.

On March 21, 2022, the Company renewed the above acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB71.6 million ($9.9 million) with other terms remain the same. Under the facilities, as of December 31, 2022 and June 30, 2023, the Company borrowed a total of RMB15.9 million (approximately $2.3 million) and RMB24.3 million (approximately $3.3 million), respectively, in the form of bills payable for various terms expiring from July to December 2023, which was secured by the Company’s cash totaling RMB15.9 million (approximately $2.3 million) and RMB24.3 million (approximately $3.3 million) (Note 2), respectively.

On January 17, 2022, the Company obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. The Company borrowed RMB10 million (approximately $1.4 million) on January 20, 2022 for a term until January 16, 2023. The Company early repaid RMB10 million (approximately $1.4 million) on January 5, 2023. On January 5, 2023, the Company obtained a one-year term loan of RMB10 million (approximately $1.4 million) for a period of one year to January 4, 2024, bearing interest at 120% of benchmark rate of the PBOC for short-term loans, which is 3.85% per annum, while other terms and guarantee remain the same. The Company borrowed RMB10 million (approximately $1.4 million) on January 6, 2023 for a term until January 4, 2024.

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

On April 28, 2022, the Company obtained a three-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB12 million (approximately $1.7 million) with the term from April 21, 2022 to April 21, 2025. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, the Company borrowed RMB10 million (approximately $1.5 million) on April 29, 2022, bearing interest at 3.95% per annum for a term until April 29, 2023. The Company repaid RMB10 million (approximately $1.4 million) on April 19, 2023. On April 19, 2023, the Company obtained another one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 102.5% of benchmark rate of PBOC for short-term loans, which is 3.90% per annum. The Company borrowed RMB10 million (approximately $1.4 million) on April 20, 2023 for a term until April 19, 2024.

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

On November 8, 2022, the Company entered into a short-term loan agreement with China CITIC Bank Shaoxing Branch to August 9, 2023 with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 4.35% per annum. The Company borrowed RMB10 million (approximately $1.4 million) on the same date. The Company has repaid RMB5 million (approximately $0.7 million) and RMB0.2 million (approximately $0.1 million) on November 16, 2022 and December 27, 2022, respectively. Subsequent to the repayment, the Company entered into another short-term loan agreement with China CITIC Bank Shaoxing Branch for a one-year short-term loan agreement with a maximum amount of RMB0.2 million (approximately $0.1 million) for December 27, 2022 to December 27, 2023, bearing interest rate at 4.20% per annum. The Company borrowed RMB5 million (approximately $0.7 million) as of December 31, 2022 and June 30, 2023.

On December 9, 2022, the Company obtained a RMB5 million (approximately $0.7 million) letter of credit from China CITIC Bank for a period to October 30, 2024 for settlement of Hitrans purchase. The Company utilized RMB1.5 million (approximately $0.2 million) letter of credit at an interest rate of 2.7% for a period of one year to January 5, 2024.

On January 7, 2023, the Company obtained a two-year term facility from Postal Savings Bank of China, Nanjing Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. The Company borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum. The Company early repaid the above on June 15, 2023. On June 27, 2023, the Company entered into another loan agreement for one year from June 27, 2023 to June 26, 2024 under the two-year term facility for a maximum loan amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.85% pr annum. The Company borrowed RMB10 million (approximately $1.4 million) on the same date. The loan was guaranteed by the Company’s CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd.

On March 29, 2023, the Company and Bank of China Limited entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. The Company borrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by the Company’s buildings in Dalian.

On June 9, 2023, the Company and China Zheshang Bank Co., Ltd Shangyu Branch entered into a short-term loan agreement for one year from June 9, 2023 to June 7, 2024 for a maximum loan amount to RMB4 million (approximately $0.6 million) bearing interest rate at 4.55% per annum. The Company borrowed RMB4 million (approximately $0.6 million) on the same date.

On April 19, 2023, the Company and Bank of Nanjing Gaochun Branch entered into a short-term loan agreement for one year from April 10, 2023 to April 9, 2024 for RMB10 million (approximately $1.4 million) bearing interest rate at 3.7% per annum. The Company borrowed RMB10 million (approximately $1.4 million) on April 23, 2023. The loan was guaranteed by the Company’s CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan.

The Company borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB15.1 million (approximately $2.1 million) for various terms expiring in September to December 2023, which was secured by the Company’s cash totaling RMB15.1 million (approximately $2.1 million) (Note 2).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaling RMB78.9 million (approximately $10.9 million) for various terms through July to December 2023, which was secured by the Company’s cash totaling RMB55.5 million (approximately $7.7 million) (Note 2) and the Company’s bills receivable totaling RMB23.7 million (approximately $3.3 million) (Note 3).

The Company borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaling RMB23.1 million (approximately $3.2 million) for various terms ending through October 2023, which was secured by the Company’s cash totaling RMB11.5 million (approximately $1.6 million) (Note 2) and the Company’s land use rights and buildings in Zhejiang.

The Company borrowed a series of acceptance bills from China Merchants Bank Dalian Branch totaling RMB88.8 million (approximately $12.1 million) for various terms through July to December 2023, which was secured by the Company’s cash totaling RMB88.8 million (approximately $12.1 million) (Note 2).

The Company borrowed a series of acceptance bills from Bank of China Limited totaling RMB50.2 million (approximately $6.9 million) for various terms through September to December 2023, which was secured by the Company’s cash totaling RMB50.2 million (approximately $6.9 million) (Note 2).

The Company borrowed a series of acceptance bills from Jiangsu Gaochun Rural Commercial Bank totaling RMB15.5 million (approximately $2.1 million) for various terms through July to August 2023, which was secured by the Company’s cash totaling RMB15.5 million (approximately $2.1 million) (Note 2).

The Company borrowed a series of acceptance bills from China CITIC Bank totaling RMB43.8 million (approximately $6.0 million) for various terms through July to August 2023, which was secured by the Company’s cash totaling RMB30.6 million (approximately $4.2 million) (Note 2) and the Company’s bills receivable totaling RMB13.2 million (approximately $1.8 million) (Note 3).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	June 30,
	2022	2023
Pledged deposits (note 2)	$30,836,864	$40,189,167
Bills receivables (note 3)	3,383,130	5,272,772
Right-of-use assets (note 9)	5,598,716	5,253,145
Buildings	4,419,749	6,235,523
	$44,238,459	$56,950,607

As of June 30, 2023, the Company had unutilized committed banking facilities totaled $2.9 million.

During the three months ended June 30, 2022 and 2023, interest of $163,138 and $228,946 were incurred on the Company’s bank borrowings, respectively.

During the six months ended June 30, 2022 and 2023, interest of $286,111 and $400,358 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2022 and June 30, 2023 consisted of the following:

		December 31,	June 30,
	Note	2022	2023
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li	(b)	223,927	161,387
		323,927	261,387
Advances from unrelated third party
– Mr. Wenwu Yu	(c)	15,896	15,141
– Ms. Longqian Peng	(c)	276,905	7,024
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(d)	72,368	68,930
		365,169	91,095
		$689,096	$352,482

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(d)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of June 30, 2023, loan amount of RMB0.5 million ($0.1 million) remained outstanding.

During the three months ended June 30, 2022 and 2023, interest of $2,296 and $2,165 were incurred on the Company’s borrowings from unrelated parties, respectively.

During the six months ended June 30, 2022 and 2023, interest of $4,658 and $4,357 were incurred on the Company’s borrowings from unrelated parties, respectively.

15. Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2022 and June 30, 2023 consisted of the following:

	December 31,	June 30,
	2022	2023
Construction costs payable	$2,143,730	$1,787,633
Equipment purchase payable	9,710,187	14,377,006
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	2,961,781	2,437,038
Customer deposits	4,845,382	1,727,980
Deferred revenue	1,869,525	1,817,955
Accrued operating expenses	1,755,170	1,709,194
Dividend payable to non-controlling interest (note 16)	1,290,942	1,229,613
Value-added tax and other tax payables	721,709	1,042,211
Other payables	182,641	530,636
	26,691,186	27,869,385
Less: non-current portion
Deferred revenue	1,085,525	-
	$25,605,661	$27,869,385

*	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2022 and June 30, 2023, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2022 and June 30, 2023, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

16. Balances and Transactions With Related Parties

The principal related parties with which the Company had transactions during the years presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Zhengzhou BAK Battery Co., Ltd	Note a
Shenzhen BAK Battery Co., Ltd	Former subsidiary and refer to Note b
Shenzhen BAK Power Battery Co., Ltd	Former subsidiary and refer to Note b

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd.

(b)	Mr. Xiangqian Li is a director of Shenzhen BAK Battery Co., Ltd and Shenzhen BAK Power Battery Co., Ltd

Related party transactions:

The Company entered into the following significant related party transactions:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Purchase of batteries from Zhengzhou BAK Battery Co., Ltd	$9,955,251	$341,751	$15,119,684	$3,502,924
Sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd	$20,786,249	$7,669,547	$46,609,781	$16,993,386
Sales of cathode raw materials to Shenzhen BAK Power Battery Co., Ltd	$4,616,479	$-	$4,728,947	$-

Related party balances:

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2022 and June 30, 2023:

Receivables from former subsidiary, net

	December 31, 2022	June 30, 2023

Receivables from Shenzhen BAK Power Battery Co., Ltd	$5,518,052	$323,973
Less: Allowance for credit losses	-	-
	$5,518,052	323,973

Balance as of December 31, 2022 and June 30, 2023 consisted of receivable for sales of cathode materials to Shenzhen BAK Power Battery Co., Ltd.

Other balances due from/ (to) related parties

	December 31, 2022	June 30, 2023

Trade receivable, net – Zhengzhou BAK Battery Co., Ltd. (i)	$9,156,383	$15,054,609

Bills receivable – Issued by Zhengzhou BAK Battery Co., Ltd. (ii)	$2,941,683	$1,805,975

Trade payable, net – Zhengzhou BAK Battery Co., Ltd (iii)	$5,629,343	$653,610

Dividend payable to non-controlling interest of Hitrans (note 15)	$1,290,942	$1,229,613

(i)	Representing trade receivable from sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $1.3 million to the Company.

(ii)	Representing bills receivable issued by Zhengzhou BAK Battery Co., Ltd. The Company endorsed the bills receivable as of December 31, 2022 to suppliers for settling trade payable subsequent to December 31, 2022. Bills receivable as of June 30, 2023 were pledged to bank as security for issuance of bills payable (note 13).

(iii)	Representing trade payable on purchase of batteries from Zhengzhou BAK Battery Co., Ltd.

Payables to former subsidiaries

Payables to former subsidiaries as of December 31, 2022 and June 30, 2023 consisted of the following:

	December 31, 2022	June 30, 2023
Payables to Shenzhen BAK Power Battery Co., Ltd	$(358,067)	$(387,263)

Balance as of December 31, 2022 and June 30, 2023 consisted of payables for purchase of inventories from Shenzhen BAK Power Battery Co., Ltd.

17. Deferred Government Grants

Deferred government grants as of December 31, 2022 and June 30, 2023 consist of the following:

	December 31,	June 30,
	2022	2023
Total government grants	$6,876,735	$5,496,398
Less: Current portion	(1,299,715)	(367,271)
Non-current portion	$5,577,020	$5,129,127

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

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Cost of revenues	$529,939	$531,193	$1,081,602	$1,075,853
General and administrative expenses	10,236	9,655	20,892	19,541
Research and development expenses	4,470	4,216	9,124	8,534
Other income (expenses), net	161,171	129,992	895,606	229,034
	$705,816	$675,056	$2,007,224	$1,332,962

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2022	June 30, 2023
Balance at beginning of year	$2,028,266	$476,828
Warranty costs incurred	(81,954)	(12,949)
(Reversal) provision for the year	(1,344,572)	34,866
Foreign exchange adjustment	(124,912)	(23,651)
Balance at end of year	476,828	475,094
Less: Current portion	(26,215)	(23,355)
Non-current portion	$450,613	$451,739

19. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes expenses (credit) consisted of:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
PRC income tax:
Current income tax	$61,811	$-	$61,811	$-
Deferred income tax expenses (credit)	117,977	(307,311)	24,431	(710,195)
	$179,788	$(307,311)	$86,242	$(710,195)

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Tax Act"), which significantly changed U.S. tax law and included a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. The Company recognizes taxes due under the GILTI provision as a current period expense. As of December 31, 2022 and June 30, 2023, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

No provision for income taxes in the United States has been made as CBAK had no taxable income for the three and six months ended June 30, 2022 and 2023.

Hong Kong Tax

BAK Asia and BAK Investment are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong For the three and six months ended June 30, 2022 and 2023 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Income (loss) before income taxes	$1,196,053	$(3,246,538)	$1,783,010	$(5,853,904)
United States federal corporate income tax rate	21%	21%	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	251,171	(681,773)	374,432	(1,229,320)
Reconciling items:
Rate differential for PRC earnings	398	(79,725)	(25,186)	(182,284)
Tax effect of entity at preferential tax rate	(31,235)	(35,675)	(41,207)	52,986
Non-taxable (income) expenses	(551,215)	90,052	(816,137)	98,120
Share based payments	2,336	173,138	9,640	174,166
Over (under) provision of tax loess	64,325	(227,127)	64,325	(227,127)
Utilization of tax losses	(369,397)	-	(369,397)	-
Valuation allowance on deferred tax assets	813,405	453,799	889,772	603,264
Income tax expenses (credit)	$179,788	$(307,311)	$86,242	$(710,195)

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2022 and June 30, 2023 are presented below:

	December 31, 2022	June 30, 2023
Deferred tax assets
Trade receivable	$1,976,354	$1,296,968
Inventories	554,041	543,025
Property, plant and equipment	2,353,141	1,980,927
Long-term investments, net	161,716	154,034
Intangible assets	97,468	103,260
Accrued expenses, payroll and others	224,795	213,605
Provision for product warranty	119,207	118,774
Net operating loss carried forward	34,379,188	35,777,409
Valuation allowance	(37,122,551)	(36,944,086)
Deferred tax assets, non-current	$2,743,359	$3,243,916

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$256,380	$142,058

As of December 31, 2022 and June 30, 2023, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741 of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of December 31, 2022 and June 30, 2023, the Company’s PRC subsidiaries had net operating loss carry forwards of $52,187,090 and $57,131,788 respectively, which will expire in various years through 2023 to 2031. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance of $37,122,551 and $36,944,086 as of December 31, 2022 and June 30, 2023, respectively, were provided against subsidiaries which were not estimated to generate operating profits to utilize the potential tax benefits.

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 representing the PRC statutory reserve of the subsidiary as of December 31, 2022 and June 30, 2023, are also considered under restriction for distribution.

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

22. Employee Benefit Plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $607,813 (RMB4,008,694) and $546,736 (RMB3,835,259) for the three months ended June 30, 2022 and 2023, respectively. The total employee benefits expensed as incurred were $1,177,350 (RMB7,624,281) and $1,164,529 (RMB8,062,382) for the six months ended June 30, 2022 and 2023, respectively.

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

As of June 30, 2023, there was no unrecognized stock-based compensation associated with the above restricted shares and 1,667 vested shares were to be issued.

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

As of June 30, 2023, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

All the restricted share units granted in respect of the restricted share units granted on August 23, 2019 had been vested on March 2022. As of June 30, 2023, there was no unrecognized stock-based compensation associated with the above restricted share units.

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

The Company recorded non-cash share-based compensation expense of $11,126 and $1,632 for the three months ended June 30, 2022 and 2023, in respect of the restricted share units granted on October 23, 2020 of which allocated to research and development expenses.

The Company recorded non-cash share-based compensation expense of $22,127 and $6,529 for the six months ended June 30, 2022 and 2023, in respect of the restricted share units granted on October 23, 2020 of which allocated to research and development expenses.

As of June 30, 2023, non-vested restricted share units granted on October 23, 2020 are as follows:

Non-vested share units as of January 1, 2023	16,665
Granted	-
Vested	(16,665)
Non-vested share units as of June 30, 2023	-

All the restricted share units granted on October 23, 2020 had been vested on April 30, 2023. As of June 30 2023, there was no unrecognized stock-based compensation with the above restricted share units and 16,665 vested shares were to be issued.

Restricted share units granted on April 11, 2023

On April 11, 2023, pursuant to the Company’s 2015 Plan, the Compensation Committee granted an aggregate of 3,018,000 restricted share units to certain employees, officers and directors of the Company, of which 690,000 restricted share units were granted to the Company’s executive officers and directors. There are two types of vesting schedules, (i) the share units will vest semi-annually in 6 equal installments over a three year period with the first vesting on June 30, 2023; (ii) the share units will vest semi-annually in 4 equal installments over a two year period with the first vesting on June 30, 2024. The fair value of these restricted shares was $0.95 per share on April 11, 2023. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method.

The Company recorded non-cash share-based compensation expense of $822,834 for the three and six months ended June 30, 2023, in respect of the restricted share units granted on April 11, 2023.

As of June 30, 2023, non-vested restricted share units granted on April 11, 2023 are as follows:

Non-vested share units as of April 11, 2023
Granted	3,018,000
Vested	(443,000)
Forfeited	(28,000)
Non-vested share units as of June 30, 2023	2,547,000

As of June 30, 2023, there was unrecognized stock-based compensation $2,017,666 associated with the above restricted share units and 443,000 vested shares were to be issued.

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

The fair value of the stock options granted to directors of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk free interest rate of 1.26%, and dividend yield of 0%. The fair value of 350,000 stock options to directors of the Company was $479,599 at the grant date. For the three and six months ended June 30, 2022 and 2023, the Company recorded nil as stock compensation expenses.

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. During the three and six months ended June 30, 2022 and 2023, the Company recorded nil as stock compensation expenses.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2023	2,200,044	$1.96	$-	4.7
Exercisable at January 1, 2023	549,958	1.96	$-	4.7

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2023	2,200,044	$1.96	$-	4.3
Exercisable at June 30 2023	549,958	$1.96	$-	4.3

*	The intrinsic value of the stock options at June 30, 2023 is the amount by which the market value of the Company’s common stock of $1.22 as of June 30, 2023 exceed the average exercise price of the option. As of June 30, 2023, the intrinsic value of the outstanding and exercisable stock options was $nil.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and six months ended June 30, 2022 and 2023.

24. Income (Loss) Per Share

The following is the calculation of income (loss) per share:

	Three months ended June 30,			Six months ended June 30,
	2022		2023	2022	2023
Net income (loss)	$1,016,265		$(2,939,227)	$1,696,768	$(5,143,709)
Less: Net (income) loss attributable to non-controlling interests	(211,075)		304,237	(447,125)	1,128,364
Net income attributable to shareholders of CBAK Energy Technology, Inc.	$805,190		$(2,634,990)	$1,249,643	$(4,015,345)

Weighted average shares outstanding – basic (note)	89,007,924		89,029,399	88,852,594	89,021,424
Dilutive unvested restricted stock	11,894		-	12,669	-
Weighted average shares outstanding - diluted	89,019,818		89,029,399	88,865,263	89,021,424

Income per share
- Basic	$0.00	*	$(0.03)	$0.01	$(0.05)
- Diluted	$0.00	*	$(0.03)	$0.01	$(0.05)

*	Less than $0.01 per share

Note:	Including 5,834 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued as of June 30, 2022 and 2023.

For the three and six months ended June 30, 2022, 2,750,002 unvested options were anti-dilutive and excluded from shares used in the diluted computation.

For the three and six months ended June 30, 2023, all the unvested options, restricted shares unit and outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

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

There was a total of 9,092,499 warrants issued and outstanding as of June 30, 2023.

The fair value of the outstanding warrants was calculated using Binomial Model based on backward induction with the following assumptions:

Warrants issued in the 2020 Financing

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	December 31, 2022	December 31, 2022
Market price per share (USD/share)	$0.99	$0.99
Exercise price (USD/price)	6.46	6.475
Risk free rate	4.7%	4.6%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	0.9 years	1.4 years
Expected volatility	75.6%	82.7%

Appraisal Date	June 30, 2023	June 30, 2023
Market price per share (USD/share)	$1.22	$1.22
Exercise price (USD/price)	6.46	6.46
Risk free rate	5.40%	5.4%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	0.4 years	0.9 years
Expected volatility	61.4%	59.7%

Warrants issued in the 2021 Financing

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	Series A1 December 31, 2022	December 31, 2022
Market price per share (USD/share)	0.99	0.99
Exercise price (USD/price)	7.67	9.204
Risk free rate	4.5%	4.5%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	1.6 years	1.6 years
Expected volatility	80.4%	80.4%

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	Series A1 June 30, 2023	June 30, 2023
Market price per share (USD/share)	1.22	1.22
Exercise price (USD/price)	7.67	9.204
Risk free rate	5.4%	5.4%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	1.1 years	1.1 years
Expected volatility	66.1%	66.1%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2022	June 30, 2023
Balance at the beginning of the year	$5,846,000	$136,000
Warrants issued to institution investors	-	-
Warrants issued to placement agent	-	-
Warrants redeemed	-	-
Fair value change of the issued warrants included in earnings	(5,710,000)	(121,000)
Balance at end of year/ period	136,000	15,000

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2023	9,092,499	$7.19	1.33
Exercisable at January 1, 2023	9,092,499	$7.19	1.33
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at June 30, 2023	9,092,499	7.19	0.8
Exercisable at June 30, 2023	9,092,499	7.19	0.8

26. Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2022 and June 30, 2023, the Company had the following contracted capital commitments:

	December 31, 2022	June 30, 2023
For construction of buildings	$21,406,584	$17,968,713
For purchases of equipment	4,249,801	24,126,280
Capital injection	137,739,785	231,766,306
	$163,396,170	$273,861,299

(ii)	Litigation

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

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. The Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe conducted a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,344,605 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $261,316 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $245,530 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $30,826 (RMB209,312) that CBAK Power has paid. As of December 31, 2021 and June 30, 2022, CBAK Power have not received the final judgement amount totaled $276,356 (RMB 1,876,458) from Shenzhen Huijie. Shenzhen Huijie filed an appellate petition to High Peoples’ Court of Liaoning (“Court of Liaoning”) to appeal the adjudication dated on June 28, 2020. In April 2021, the Court of Liaoning rescinded the original judgement and remanded the case to the Court of Dalian for retrial. On December 21, 2021, the Court of Dalian remanded the case to the Court of Zhuanghe for retrial. Upon receiving the notice from the Court of Liaoning, CBAK Power has accrued the construction cost of $0.9 million (RMB6,135,860) as of June 30, 2023.

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1,613,984 (RMB10,257,030), including equipment cost of $1,427,515 (RMB9,072,000) and interest amount of $186,469 (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB15,120,000 ($2.4 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of June 30, 2023, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.4 million (RMB15,120,000) under capital commitments.

27. Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended June 30, 2022 and 2023 as follows:

	Three months ended June 30,
Sales of finished goods and raw materials	2022			2023
Customer A	$	*	*	$10,677,416	25.17%
Customer B		6,016,001	10.68%	*	*
Customer D		10,316,546	18.31%	*	*
Zhengzhou BAK Battery Co., Ltd (note 16)		20,786,249	36.89%	7,669,547	18.08%

The Company had the following customers that individually comprised 10% or more of net revenue for the six months ended June 30, 2022 and 2023 as follows:

	Six months ended June 30,
Sales of finished goods and raw materials	2022			2023
Customer A	$	*	*	$24,624,760	29.03%
Customer C		23,627,624	17.30%	*	*
Customer D		15,747,110	11.53%	*	*
Zhengzhou BAK Battery Co., Ltd (note 16)		46,609,781	34.13%	16,993,386	20.03%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2022 and June 30, 2023 as follows:

	December 31, 2022		June 30, 2023
Customer A	$4,004,880	18.94%	$	*	*
Zhengzhou BAK Battery Co., Ltd (note 16)	9,156,383	43.3%		15,054,609	64.7%

*	Comprised less than 10% of net trade receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended June 30, 2022 and 2023 as follows:

	Three months ended June 30,
	2022		2023
Supplier C	$10,001,581	16.12%	$4,440,887	16.19%
Supplier A	8,399,450	13.54%	2,907,877	10.60%
Zhengzhou BAK Battery Co., Ltd (note 16)	9,955,251	16.04%	*	*

The Company had the following suppliers that individually comprised 10% or more of net purchase for the six months ended June 30, 2022 and 2023 as follows:

	Six months ended June 30,
	2022			2023
Supplier A	$	*	*	$8,440,586	13.31%
Supplier C		29,334,256	20.43%	11,021,119	17.38%
Supplier D		20,225,602	14.08%	*	*
Zhengzhou BAK Battery Co., Ltd (note 16)		15,119,684	10.53%	*	*

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2021 and June 30, 2022 as follows:

	December 31, 2022		June 30, 2023
Supplier A	$4,064,942	12.50%	$4,247,489	14.87%
Supplier B	*	*	3,737,773	13.09%
Supplier C			3,529,745	12.36%
Zhengzhou BAK Battery Co., Ltd (note 16)	5,629,343	17.31%	*	*

*	Comprised less than 10% of net trade payable for the respective period.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2022 and June 30, 2023, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income. Net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income by segment for the three and six months ended June 30, 2022 and 2023 were as follows:

For the three months ended June 30, 2022	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$25,715,415	$30,634,245	$-	$56,349,660
Cost of revenues	(22,879,128)	(27,935,224)	-	(50,814,352)
Gross profit	2,836,287	2,699,021	-	5,535,308
Total operating expenses	(3,160,096)	(1,892,508)	(338,215)	(5,390,819)
Operating (loss) income	(323,809)	806,513	(338,215)	144,489
Finance income (expenses), net	82,956	(96,857)	(606,589)	(620,490)
Other (expenses) income, net	(723,820)	264,874	2,131,000	1,672,054
Income tax expenses	-	(179,788)	-	(179,788)
Net (loss) income	(964,673)	794,742	1,186,196	1,016,265

For the three months ended June 30, 2023	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$22,232,003	$20,188,867	$-	$42,420,870
Cost of revenues	(18,806,856)	(19,729,372)	-	(38,536,228)
Gross profit	3,425,147	459,495	-	3,884,642
Total operating expenses	(4,835,859)	(2,355,472)	(466,361)	(7,657,692)
Operating (loss) income	(1,410,712)	(1,895,977)	(466,361)	(3,773,050)
Finance income (expenses), net	153,678	98,904	(110)	252,472
Other income (expenses), net	130,810	107,230	36,000	274,040
Income tax credit	-	307,311	-	307,311
Net (loss) income	(1,126,224)	(1,382,532)	(430,471)	(2,939,227)

For the six months ended June 30, 2022	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$40,736,101	$95,809,857	$-	$136,545,958
Cost of revenues	(36,916,890)	(88,777,406)	-	(125,694,296)
Gross profit	3,819,211	7,032,451	-	10,851,662
Total operating expenses	(6,268,832)	(5,030,255)	(743,347)	(12,042,434)
Operating (loss) income	(2,449,621)	2,002,196	(743,347)	(1,190,772)
Finance income (expenses), net	190,826	(199,565)	(606,737)	(615,476)
Other (expenses) income, net	(220,664)	46,922	3,763,000	3,589,258
Income tax expenses	-	(86,242)	-	(86,242)
Net (loss) income	(2,479,459)	1,763,311	2,412,916	1,696,768

For the six months ended June 30, 2023	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$51,835,386	$32,982,185	$-	$84,817,571
Cost of revenues	(45,196,881)	(32,830,304)	-	(78,027,185)
Gross profit	6,638,505	151,881	-	6,790,386
Total operating expenses	(8,063,805)	(4,785,884)	(594,637)	(13,444,326)
Operating (loss) income	(1,425,300)	(4,634,003)	(594,637)	(6,653,940)
Finance income (expenses), net	186,660	71,285	(162)	257,783
Other (expenses) income, net	221,340	199,913	121,000	542,253
Income tax expenses	-	710,195	-	710,195
Net (loss) income	(1,017,300)	(3,652,610)	(473,799)	(5,143,709)

As of June 30, 2023
Identifiable long-lived assets	95,839,741	31,906,282	-	127,746,023
Total assets	169,751,833	82,409,230	13,349	252,174,412

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

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
High power lithium batteries used in:
Electric vehicles	$(6)	$135,731	$303	$1,955,979
Light electric vehicles	671,444	1,147,902	760,208	3,115,959
Uninterruptable supplies	25,043,977	20,948,370	39,975,590	46,763,448
	25,715,415	22,232,003	40,736,101	51,835,386

Materials used in manufacturing of lithium batteries
Cathode	26,523,780	10,070,627	54,886,657	20,691,700
Precursor	4,110,465	10,118,240	40,923,200	12,290,485
	30,634,245	20,188,867	95,809,857	32,982,185
Total consolidated revenue	$56,349,660	$42,420,870	$136,545,958	$84,817,571

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Mainland China	$42,620,429	$31,338,415	$114,616,442	$55,885,152
Europe	13,740,194	10,642,516	21,875,100	27,901,804
Others	(10,963)	439,939	54,416	1,030,615
Total	$56,349,660	$42,420,870	$136,545,958	$84,817,571

Substantially all of the Company’s long-lived assets are located in the PRC.

29. Subsequent events

The Company has evaluated subsequent events from June 30, 2023 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“CBAK Trading” are to our PRC subsidiary, Dalian CBAK Trading Co., Ltd.;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd.;

●	“CBAK Suzhou” are to our PRC subsidiary, CBAK New Energy (Suzhou) Co., Ltd.;

●	“CBAK Energy” are to our PRC subsidiary, Dalian CBAK Energy Technology Co., Ltd.;

●	“BAK Investments” are to our Hong Kong subsidiary, BAK Asia Investments Limited;

●	“CBAK Nanjing” are to our PRC subsidiary, CBAK New Energy (Nanjing) Co., Ltd;

●	“Nanjing CBAK” are to our PRC subsidiary, Nanjing CBAK New Energy Technology Co., Ltd.;

●	“Nanjing BFD” are to our PRC subsidiary, Nanjing BFD New Energy Technology Co., Ltd., a company that was formerly known as Nanjing Daxin New Energy Automobile Industry Co., Ltd;

●	“Hitrans” are to our 67.33% owned PRC subsidiary, Zhejiang Hitrans Lithium Battery Technology (we, through CBAK Power, hold 67.33% of registered equity interests of Hitrans, representing 69.12% of paid-up capital. On March 10, 2023, CBAK Power entered into an agreement with Nanjing BFD to transfer the 67.33% equity interests CBAK Power holds in Hitrans to Nanjing BFD. As of the date of this report, we have suspended the execution of this agreement. CBAK Power continues holding 67.33% equity interests of Hitrans);

●	“Guangdong Hitrans” are to Hitrans’s 80% owned PRC subsidiary, Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd.;

●	“Haisheng” are to Hitrans’s wholly-owned PRC subsidiary, Shaoxing Haisheng International Trading Co., Ltd.;

●	“China” and “PRC” are to the People’s Republic of China;

●	“RMB” are to Renminbi, the legal currency of China;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” is to the Securities Act of 1933, as amended; and

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

As of June 30, 2023, we report financial and operational information in two segments: (i) production of high-power lithium battery cells and (ii) manufacture and sales of materials used in high power lithium battery cells.

We currently conduct our business through (i) three wholly-owned operating subsidiaries in China that we own through BAK Asia, an investment holding company formed under the laws of Hong Kong on July 9, 2013; (ii) CBAK Nanjing, a wholly-owned subsidiary in China that we own through BAK Investments, an investment holding company formed under the laws of Hong Kong and acquired by us on July 14, 2020; (iii) Nanjing CBAK, a 100% owned subsidiary of CBAK Nanjing; (iv) Nanjing BFD, a wholly owned subsidiary of CBAK Nanjing; and (v) Hitrans, a subsidiary of CBAK Power, which we own 67.33% of its registered equity interests (representing 69.12% of paid-up capital) through CBAK Power. As of June 30, 2023, our equity interests in Hitrans had reduced to 67.33% as a result of Hitrans’s subsequent equity financings and our transfer of some of our equity interests in Hitrans to certain investors.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on April 14, 2023 and other reports filed with the SEC, we completed capital intensive construction undertakings in Nanjing to expand the Company’s manufacturing capabilities for lithium batteries in the second half of 2021. In addition, we have been expanding our business by developing new products, fostering new partnerships and strategic acquisition of companies that complement and augment our business.

Due to the growing environmental pollution problem, the Chinese government has been providing support to the development of new energy facilities and vehicles for the past several years. It is expected that we will be able to secure more potential orders from the new energy market. We believe that with the booming market demand for in high power lithium-iron products, we can continue as a going concern and return to profitability sustainably.

Financial Performance Highlights for the Quarter Ended June 30, 2023

The following are some financial highlights for the quarter ended June 30, 2023:

●	Net revenues: Net revenues decreased by $13.9 million, or 25%, to $42.4 million for the three months ended June 30, 2023, from $56.4 million for the same period in 2022.

●	Gross profit: Gross profit was $3.9 million, representing a decrease of $1.6 million, for the three months ended June 30, 2023, from gross profit of $5.5 million for the same period in 2022.

●	Operating income (loss): Operating loss was $3.8 million for the three months ended June 30, 2023, reflecting a decrease in income of $3.9 million from $0.1 million for the same period in 2022.

●	Net income (loss): Net loss was $3.2 million for the three months ended June 30, 2023, compared to a net income of $1.0 million for the same period in 2022.

●	Fully diluted loss per share: Fully diluted loss per share was $0.03 for the three months ended June 30, 2023, as compared to fully diluted income per share of $0.00 for the same period in 2022.

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

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%, except that Hitrans and CBAK Power have been recognized as a “High and New Technology Enterprise” and enjoyed a preferential tax rate of 15% from 2021 to 2024. Our Hong Kong subsidiaries are subject to profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, the entities had not paid any such tax.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2023

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Change
	2022	2023	$	%
Net revenues	$56,350	42,421	(13,929)	-25%
Cost of revenues	(50,814)	(38,536)	12,278	-24%
Gross profit	5,536	3,885	(1,651)	-30%

Operating expenses:
Research and development expenses	2,300	2,981	681	30%
Sales and marketing expenses	697	964	267	38%
General and administrative expenses	2,454	3,581	1,127	46%
(Recovery) provision of doubtful accounts	(59)	132	191	-324%
Total operating expenses	5,392	7,658	2,266	42%
Operating income (loss)	144	(3,773)	(3,917)	-2,720%
Finance (expense) income, net	(620)	253	873	-141%
Other (expense) income, net	(459)	238	697	-152%
Change in fair value of warrants liability	2,131	36	(2,095)	-98%
Income (loss) before income tax	1,196	(3,246)	(4,442)	-371%
Income tax (expense) credit	(180)	307	487	-271%
Net income (loss)	1,016	(2,939)	(3,955)	-389%
Less: Net (income) loss attributable to non-controlling interests	(211)	304	515	-244%
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	$805	(2,635)	(3,440)	-427%

Net revenues. Net revenues decreased by $13.9 million, or 25%, to $42.4 million for the three months ended June 30, 2023, from $56.4 million for the same period in 2022.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended June 30,		Change
	2022	2023	$	%
High power lithium batteries used in:
Electric vehicles	$-	136	136	n/a
Light electric vehicles	671	1,148	477	71%
Uninterruptable supplies	25,045	20,949	(4,096)	-16%
	25,716	22,233	(3,483)	-14%

Materials used in manufacturing of lithium batteries
Cathode	26,018	1,670	(24,348)	-94%
Precursor	4,616	18,519	13,903	301%
	30,634	20,189	(10,445)	-34%
Total	$56,350	$42,422	(13,928)	-25%

Net revenues from sales of batteries for electric vehicles were $0.1 million for the three months ended June 30, 2023 as compared to nil in the same period of 2022, representing an increase of $0.1 million.

Net revenues from sales of batteries for light electric vehicles were $1.1 million for the three months ended June 30, 2023, as compared to $671,444 in the same period of 2022, marking an increase of $0.5 million, or 71%. We will continue to penetrate the market for batteries used in light electric vehicles. The light electric vehicle market continued to experience strong growth in 2023. With the favorable market conditions, we were able to continue to grow our sales in the second quarter of 2023. We strive to continue to penetrate the market for batteries used in light electric vehicles.

Net revenues from sales of batteries for uninterruptable power supplies were $20.9 million in the three months ended June 30, 2023, as compared with $25.0 million in the same period in 2022, representing a decrease of $4.1 million, or 16%.

We experienced a temporary slowdown in sales for the three months ended June 30, 2023. This slowdown was primarily caused by the volatility of lithium carbonate prices, a crucial raw material. Many of our clients were understandably waiting for the prices to stabilize before placing new orders.

Net revenues from sales of materials used in manufacturing of lithium batteries were $20.2 million for the three months ended June 30, 2023, as compared to$30.6 million for the same period of 2022. This primarily resulted from a rapid decrease in raw material prices during 2023, which led to significant downward pressure on the pricing of our battery material products.

Cost of revenues. Cost of revenues decreased to $38.5 million for the three months ended June 30, 2023, as compared to $50.8 million for the same period in 2022, a decrease of $12.3 million, or 24%. The decrease in cost of revenues corresponded to the decrease of net revenues. The cost of revenues includes written down of obsolete inventories of $0.6 million for the three months ended June 30, 2023, as compared to write down of obsolete inventories of $0.5 million for the same period in 2022. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the three months ended June 30, 2023 was $3.9 million, or 9.2% of net revenues as compared to gross profit of $5.5 million, or 9.8% of net revenues, for the same period in 2022. Gross profit margin for the three months ended June 30, 2023 remained steady as compared to the same period in 2022.

Research and development expenses. Research and development expenses increased to approximately $3.0 million for the three months ended June 30, 2022, as compared to approximately $2.3 million for the same period in 2022, an increase of $0.7 million, or 30%. This is largely because materials used in research and development activities for the three months ended June 30, 2023 was $0.9 million compared to nil for the three months ended June 30, 2022.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $0.9 million for the three months ended June 30, 2023, as compared to approximately $0.7 million for the same period in 2022, an increase of approximately $0.3 million, or 38%. As a percentage of revenues, sales and marketing expenses were 2.3% and 1.2% for the three months ended June 30, 2023 and 2022, respectively. The increase mainly resulted from an increase in $0.2 million in marketing expenses, as compared to the three months ended June 30, 2022. We have expanded our marketing efforts since the beginning of 2023 after the lift of travel restrictions and quarantine requirements, including hosting the Company’s inaugural corporate open day on June 28, 2023..

General and administrative expenses. General and administrative expenses increased to $3.6 million, or 8.4% of revenues, for the three months ended June 30, 2023, as compared to $2.5 million, or 4.4% of revenues, for the same period in 2022, representing an increase of $1.1 million, or 46%. The increase primarily resulted from salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK and Hitrans and compensation expenses incurred for restricted shares unit granted to our employees on April 11, 2023. We incurred $1.8 million in salaries and social insurance cost (including share-based compensation) during the three months ended June 30, 2023 compared to $1.1 million during the three months ended June 30, 2022. With the expansion of Nanjing CBAK, our operating expenses and consultancy expenses increased by $0.4 million to $1.1 million for the three months ended June 30, 2023 compared to $0.7 million for the three months ended June 30, 2022.

Provision for (recovery of) doubtful accounts. Provision of doubtful accounts was $132,144 for the three months ended June 30, 2023, as compared to a recovery of $59,826 for the same period in 2022. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating income (loss). As a result of the above, our operating loss totaled $3.8 million for the three months ended June 30, 2023, as compared to $0.1 million operating income for the same period in 2022, representing a decrease of $3.9 million, or 2,702%.

Finance income (expenses), net. Finance income, net was $0.3 million for the three months ended June 30, 2023, as compared to finance expenses of $0.6 million for the same period in 2022, representing a decrease of $0.9 million in expenses. The finance income increase was mainly resulted from a decrease in interest expenses on bank borrowings and changes to exchange rates. We capitalized interest on bank borrowings of $0.3 million and nil to the cost of construction in progress for the three months ended June 30, 2023 and 2022, respectively.

Other income (expenses), net. Other income was $0.2 million for the three months ended June 30, 2023, as compared to other expenses of $0.5 million for the same period in 2022. For the three months ended June 30, 2022, a $0.8 million loss was incurred from electric bicycles samples sales.

Changes in fair value of warrants liability. We issued warrants in the financings we consummated in December 2020 and February 2021. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency. The change in fair value of warrants liability is mainly due to the share price fluctuations.

Income tax credit (expenses). Income tax credit was $307,311 for the three months ended June 30, 2023 compared to an income tax expense of $179,788 for the three months ended June 30, 2022.

Net income (loss). As a result of the foregoing, we had a net loss of $2.9 million for the three months ended June 30, 2023, compared to net income of $1.0 million for the same period in 2022.

Comparison of Six Months Ended June 30, 2022 and 2023

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Change
	2022	2023	$	%
Net revenues	136,546	84,818	(51,728)	-38%
Cost of revenues	(125,694)	(78,027)	47,667	-38%
Gross profit	10,852	6,791	(4,061)	37%

Operating expenses:
Research and development expenses	5,613	5,436	(177)	-3%
Sales and marketing expenses	1,527	1,685	158	10%
General and administrative expenses	4,691	6,062	1,371	29%
Provision for doubtful accounts	212	262	50	24%
Total operating expenses	12,043	13,445	1,402	12%
Operating loss	(1,191)	(6,654)	(5,463)	459%
Finance (expense) income, net	(615)	258	873	-142%
Other (expenses) income, net	(174)	421	595	-342%
Change in fair value of warrants liability	3,763	121	(3,642)	-97%
Income (loss) before income tax	1,783	(5,854)	(7,637)	-428%
Income tax (expense) credit	(86)	710	796	-926%
Net income (loss)	1,697	(5,144)	(6,841)	-403%
Less: Net (income) loss attributable to non-controlling interests	(447)	1,128	1,575	-352%
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	1,250	(4,016)	(5,266)	-421%

Net revenues. Net revenues decreased by $51.7 million, or 38%, to $84.8 million for the six months ended June 30, 2022, from $136.5 million for the same period in 2022.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Six months ended June 30,		Change
	2022	2023	$	%
High power lithium batteries used in:
Electric vehicles	$-	1,956	1,956	n/a
Light electric vehicles	760	3,116	2,356	310%
Uninterruptable supplies	39,976	46,764	6,788	17%
	40,736	51,836	11,100	27%

Materials used in manufacturing of lithium batteries
Cathode	54,381	12,290	(42,091)	-77%
Precursor	41,429	20,692	(20,737)	-50%
	95,810	32,982	(62,828)	-66%
Total	$136,546	$84,818	(51,728)	-38%

Net revenues from sales of batteries for electric vehicles were $2.0 million for the six months ended June 30, 2023 as compared to nil in the same period of 2022, representing an increase of $2.0 million. This was partly because our batteries now have improved features and higher quality, making them more attractive to electric vehicle manufacturers. Additionally, the downstream market for electric vehicles continued to grow in 2023, leading to an increase in demand for EV battery products. As a result, we were able to secure more orders and increase our sales volume.

Net revenues from sales of batteries for light electric vehicles were $3.1 million for the six months ended June 30, 2023, as compared to $0.8 million in the same period of 2022, marking an increase of $2.4 million, or 310%. We will continue to penetrate the market for batteries used in light electric vehicles.

Net revenues from sales of batteries for uninterruptable power supplies were $46.8 million in the six months ended June 30, 2023, as compared with $40.0 million in the same period in 2022, representing an increase of $6.8 million, or 17%. Despite headwinds in the second quarter, the first half of 2023 saw an overall robust demand for renewable energy sources.

Net revenues from sales of materials used in manufacturing of lithium batteries were $33.0 million for the six months ended June 30, 2023, as compared to $95.8 million for the same period of 2022. This primarily resulted from a rapid decrease in raw material prices during 2023, which led to significant downward pressure on the pricing of our battery material products.

Cost of revenues. Cost of revenues decreased to $78.0 million for the six months ended June 30, 2023, as compared to $125.7 million for the same period in 2022, a decrease of $47.7 million, or 38%. The decrease in cost of revenues aligned with to the decrease of net revenues. The cost of revenues includes written off of obsolete inventories of $1.6 million for six months ended June 30, 2023, as compared to $0.9 million for the same period in 2022. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the six months ended June 30, 2023 was $6.8 million, or 8.0% of net revenues as compared to gross profit of $10.9 million, or 8.0% of net revenues, for the same period in 2022.

Research and development expenses. Research and development expenses decreased slightly to approximately $5.4 million for the six months ended June 30, 2023, as compared to approximately $5.6 million for the same period in 2022, a decrease of $0.2 million, or 3%. The slight decrease resulted from a decrease of cost for carrying out testing and development by third party offset by an increase in materials costs for in-house research and development activities. We incurred $0.1 million of testing and development costs during the six months ended June 30, 2023 compared to $0.9 million during the six months ended June 30, 2022. Materials used in research and development activities were $1.6 million for the six months ended June 30, 2023 compared to $0.9 million for the six months ended June 30, 2022. We will continue to invest in research and development for advanced battery products and materials, focusing on high-power lithium battery cells that offer improved performance and lower costs.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $1.7 million for the six months ended June 30, 2023, as compared to approximately $1.5 million for the same period in 2022, an increase of approximately $0.2 million, or 10%. As a percentage of revenues, sales and marketing expenses were 2.0% and 1.1% for the six months ended June 30, 2023 and 2022, respectively. The increase mainly resulted from an increase of $0.2 million in marketing expenses, as compared to the six months ended June 30, 2022. We have expanded our marketing effort since the beginning of 2023 after the lift of travel restrictions and quarantine requirements, including hosting the Company’s inaugural corporate open day on June 28, 2023.

General and administrative expenses. General and administrative expenses increased to $6.1 million, or 7.1% of revenues, for the six months ended June 30, 2023, as compared to $4.7 million, or 3.4% of revenues, for the same period in 2022, representing an increase of $1.4 million, or 29%.The increase primarily resulted from salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK and Hitrans and compensation expenses incurred for restricted shares unit granted to our employees on April 11, 2023. We incurred $3.1 million in salaries and social insurance cost (including share-based compensation) during the six months ended June 30, 2023 compared to $2.3 million during the six months ended June 30, 2022. With the expansion of Nanjing CBAK, our operating expenses and consultancy expenses increased by $0.5 million to $1.7 million for the six months ended June 30, 2023 compared to $1.2 million for the six months ended June 30, 2022.

Provision for doubtful accounts. Provision for doubtful accounts was $0.2 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $6.7 million for the six months ended June 30, 2023, as compared to $1.2 million of operating loss for the same period in 2022, representing an increase of $5.5 million, or 459%.

Finance (expenses) income, net. Finance income, net was $0.3 million for the six months ended June 30, 2023, as compared to finance expenses, net of $0.6 million for the same period in 2022, representing an expense decrease of $0.9 million. The finance income increase was mainly resulted from a decrease in interest expenses on bank borrowings and changes to exchange rates. We capitalized interest on bank borrowings of $0.4 million to the cost of construction in progress for the six months ended June 30, 2023.

Other income (expenses), net. Other expenses were $0.2 million and $0.2 million for the six months ended June 30, 2022, respectively.

Changes in fair value of warrants liability. We issued warrants in the financings we consummated in December 2020 and February 2021. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency. The change in fair value of warrants liability is mainly due to the share price fluctuations.

Income tax credit (expense). Income tax credit was $710,195 for the six months ended June 30, 2023 compared to an income tax expenses of $86,242 for the six months ended June 30, 2022.

Net income (loss). As a result of the foregoing, we had a net loss of $5.1 million for the six months ended June 30, 2023, compared to net income of $1.7 million for the same period in 2022.

Liquidity and Capital Resources

We had financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock and other equity-linked securities.

We recorded a net loss of $5.1 million for the six months ended June 30, 2023. As of June 30, 2023, we had cash and cash equivalents of $43.6 million. Our total current assets were $120.4 million and our total current liabilities were $131.9 million as of June 30, 2023, resulting in a net working capital deficit of $11.5 million.

As of June 30, 2023, we had an accumulated deficit of $136.0 million. We had an accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of June 30, 2023. These factors raise substantial doubts about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2022 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern.

These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lending from Financial Institutions

On November 16, 2021, we obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $16.6 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by our land use rights and buildings. Under the facility, we have borrowed RMB59.0 million (approximately $8.5 million) as of December 31, 2022.

On December 30, 2022, we renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from December 30, 2022 to December 30, 2027. The facility was secured by our land use rights and buildings. Under the facility, we have borrowed RMB121.5 million (approximately $16.8 million) as of June 30, 2023, bearing interest at 3.65% per annum expiring through February to May 2024.

On April 19, 2021, we obtained five-year acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB84.4 million (approximately $11.6 million). Any amount drawn under the facilities requires security in the form of cash or bank acceptance bills receivable of at least the same amount. Under the facilities, as of December 31, 2021, we borrowed a total of RMB10 million (approximately $1.4 million) from Bank of Ningbo Co., Ltd in the form of bills payable for a various term expiring from January to February 2022, which was secured by the Company’s cash totaling RMB10 million (approximately $1.4 million). We repaid the bills in January to February 2022.

On March 21, 2022, we renewed the above acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB71.6 million ($9.9 million) with other terms remaining the same. Under the facilities, as of December 31, 2022 and June 30, 2023, we borrowed a total of RMB15.9 million (approximately $2.3 million) and RMB24.3 million (approximately $3.3 million), respectively, in the form of bills payable for various terms expiring from July to December 2023, which was secured by our cash totaling RMB15.9 million (approximately $2.3 million) and RMB24.3 million (approximately $3.3 million), respectively.

On January 17, 2022, we obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. We borrowed RMB10 million (approximately $1.4 million) on January 20, 2022 for a term until January 16, 2023. We early repaid RMB10 million (approximately $1.4 million) on January 5, 2023. On January 5, 2023, we obtained a one-year term loan of RMB10 million (approximately $1.4 million) for a period of one year to January 4, 2024, bearing interest at 120% of benchmark rate of the PBOC for short-term loans, which is 3.85% per annum, while other terms and guarantee remain the same. We borrowed RMB10 million (approximately $1.4 million) on January 6, 2023 for a term until January 4, 2024.

On February 9, 2022, we obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We borrowed RMB10 million (approximately $1.4 million) on February 17, 2022 for a term until January 28, 2023. We repaid RMB10 million (approximately $1.4 million) on January 16, 2023. On January 14, 2023, we obtained a one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 129% of benchmark rate of PBOC for short-term loans, which is 4.70% per annum. We borrowed RMB10 million (approximately $1.4 million) on January 17, 2023 for a term until January 13, 2024.

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

On April 28, 2022, we obtained a three-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB12 million (approximately $1.7 million) with the term from April 21, 2022 to April 21, 2025. The facility was guaranteed by our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, we borrowed RMB10 million (approximately $1.5 million) on April 29, 2022, bearing interest at 3.95% per annum for a term until April 29, 2023. We repaid RMB10 million (approximately $1.4 million) on April 19, 2023. On April 19, 2023, we obtained another one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 102.5% of benchmark rate of PBOC for short-term loans, which is 3.90% per annum. We borrowed RMB10 million (approximately $1.4 million) on April 20, 2023 for a term until April 19, 2024.

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

On November 8, 2022, we entered into a short-term loan agreement with China CITIC Bank Shaoxing Branch to August 9, 2023 with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 4.35% per annum. We borrowed RMB10 million (approximately $1.4 million) on the same date. We repaid RMB5 million (approximately $0.7 million) and RMB0.2 million (approximately $0.1 million) on November 16, 2022 and December 27, 2022, respectively. Subsequent to the repayment, we entered into another short-term loan agreement with China CITIC Bank Shaoxing Branch for a one-year short-term loan agreement with a maximum amount of RMB0.2 million (approximately $0.1 million) for December 27, 2022 to December 27, 2023, bearing interest rate at 4.20% per annum. We borrowed RMB5 million (approximately $0.7 million) as of December 31, 2022 and June 30, 2023.

On December 9, 2022, we obtained a RMB5 million (approximately $0.7 million) letter of credit from China CITIC Bank for a period to October 30, 2024 for settlement of Hitrans purchase. We utilized RMB1.5 million (approximately $0.2 million) letter of credit at an interest rate of 2.7% for a period of one year to January 5, 2024.

On January 7, 2023, we obtained a two-year term facility from Postal Savings Bank of China, Nanjing Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by our CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. We borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum. We early repaid the above on June 15, 2023. On June 27, 2023, we entered into another loan agreement for one year from June 27, 2023 to June 26, 2024 under the two-year term facility for a maximum loan amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.85% pr annum. We borrowed RMB10 million (approximately $1.4 million) on the same date. The loan was guaranteed by our CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd.

On March 29, 2023, we and Bank of China Limited entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. We borrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by our buildings in Dalian.

On June 9, 2023, we and China Zheshang Bank Co., Ltd Shangyu Branch entered into a short-term loan agreement for one year from June 9, 2023 to June 7, 2024 for a maximum loan amount to RMB4 million (approximately $0.6 million) bearing interest rate at 4.55% per annum. We borrowed RMB4 million (approximately $0.6 million) on the same date.

On April 19, 2023, we and Bank of Nanjing Gaochun Branch entered into a short-term loan agreement for one year from April 10, 2023 to April 9, 2024 for RMB10 million (approximately $1.4 million) bearing interest rate at 3.7% per annum. We borrowed RMB10 million (approximately $1.4 million) on April 23, 2023. The loan was guaranteed by our CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan.

We borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB15.1 million (approximately $2.1 million) for various terms expiring in September to December 2023, which was secured by our cash totaling RMB15.1 million (approximately $2.1 million).

We borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaling RMB78.9 million (approximately $10.9 million) for various terms through July to December 2023, which was secured by our cash totaling RMB55.5 million (approximately $7.7 million) and our bills receivable totaling RMB23.7 million (approximately $3.3 million).

We borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaling RMB23.1 million (approximately $3.2 million) for various terms ending through October 2023, which was secured by our cash totaling RMB11.5 million (approximately $1.6 million) and our land use rights and buildings in Zhejiang.

We borrowed a series of acceptance bills from China Merchants Bank Dalian Branch totaling RMB88.8 million (approximately $12.1 million) for various terms through July to December 2023, which was secured by our cash totaling RMB88.8 million (approximately $12.1 million).

We borrowed a series of acceptance bills from Bank of China Limited totaling RMB50.2 million (approximately $6.9 million) for various terms through September to December 2023, which was secured by our cash totaling RMB50.2 million (approximately $6.9 million).

We borrowed a series of acceptance bills from Jiangsu Gaochun Rural Commercial Bank totaling RMB15.5 million (approximately $2.1 million) for various terms through July to August 2023, which was secured by our cash totaling RMB15.5 million (approximately $2.1 million).

We borrowed a series of acceptance bills from China CITIC Bank totaling RMB43.8 million (approximately $6.0 million) for various terms through July to August 2023, which was secured by our cash totaling RMB30.6 million (approximately $4.2 million) and bills receivable totaling RMB13.2 million (approximately $1.8 million).

As of June 30, 2023, we had unutilized committed banking facilities of $2.9 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

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

We currently are expanding our product lines and manufacturing capacity in our Dalian, Nanjing and Zhejiang plants, which requires additional funding to finance the expansion. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew these loans upon maturity, if required, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining this financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2022	2023
Net cash provided by operating activities	$17,339	$15,827
Net cash used in investing activities	(6,338)	(19,570)
Net cash provided by financing activities	4,945	12,151
Effect of exchange rate changes on cash and cash equivalents	(802)	(2,125)
Net increase in cash and cash equivalents and restricted cash	15,144	6,283
Cash and cash equivalents and restricted cash at the beginning of period	26,355	37,356
Cash and cash equivalents and restricted cash at the end of period	$41,499	$43,639

Operating Activities

Net cash provided by operating activities was $15.8 million in the six months ended June 30, 2023, as compared with $17.3 million in the same period in 2022. The net cash provided by operating activities for the six months ended June 30, 2023 was mainly attributable to our net income of $1.9 million (before non-cash depreciation and amortization, provision for of doubtful debts, write-down of inventories, share-based compensation, and change in fair value of warrant liability), an increase of $11.8 million of trade and bills payables, a decrease of $4.0 million of inventories, a decrease of $5.2 million of trade receivable from our former subsidiary offset by an increase of trade and bills receivable of $3.6 million and a decrease of $2.9 million of accrued expenses and other payables.

Net cash provided by operating activities was $17.3 million in the six months ended June 30, 2022. The net cash provided by operating activities for the six months ended June 30, 2022 was mainly attributable to a decrease of $21.8 million of trade accounts and bills receivable, an increase of $19.1 million of trade accounts and bills payables, a decrease of $4.9 million of prepayments and other receivables and our net profit of $3.1 million (before loss on disposal of property, plant and equipment, non-cash depreciation and amortization, recovery of doubtful debts, write-down of inventories, share-based compensation, loss on disposal of property, plant and equipment and construction in progress and change in fair value of warrant liability), partially offset by an increase of $3.6 million trade receivable from our former subsidiary and an increase of inventories of $28.5 million.

Investing Activities

Net cash used in investing activities was $19.6 million for the six months ended June 30, 2023, as compared to $6.3 million in the same period of 2022. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $12.2 million in the six months ended June 30, 2023, as compared to net cash provided by financing activities of $4.9 million in the same period in 2022. The net cash provided by financing activities for the six months ended June 30, 2023 was mainly attributable to $26.8 million advances from bank borrowings offset by repayment of bank borrowings of $13.6 million.

Net cash provided by financing activities was $4.9 million in the six months ended June 30, 2022, mainly attributable to $10.4 million advances from bank borrowings offset by repayment of borrowings from Mr. Ye Junnan of $3.9 million and repayment of bank borrowings of $1.5 million.

As of June 30, 2023, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Shaoxing Branch of Bank of Communications Co., Ltd	$18,884	$16,750
Industrial and Commercial Bank of China Limited	1,654	1,378
Postal Savings Bank of China Nanjing Gaochun Branch	1,378	1,378
	21,916	19,506

Short-term credit facilities:
China CITIC Bank	689	689
Jiangsu Gaochun Rural Commercial Bank	2,619	2,619
Agricultural Bank of China	1,379	1,379
Bank of China Dalian Jinpu New Area Branch	689	689
Bank of Nanjing Gaochun Branch	1,379	1,379
China Zheshang Bank Co., Ltd	551	551
	7,306	7,306

Other lines of credit:
Shaoxing Branch of Bank of Communications Co., Ltd	3,177	3,177
Agricultural Bank of China	2,083	2,083
Jiangsu Gaochun Rural Commercial Bank	2,133	2,133
Bank of Ningbo. Nanjing Gaochun Branch	3,347	3,347
China Zheshang Bank Co., Ltd	10,876	10,876
China Merchants Bank Co., Ltd, Dalian Development Zone Branch	12,236	12,236
Bank of China Dalian Jinnzhou Branch	6,916	6,916
China CITIC Bank Shaoxing Shengzhong Branch	6,723	6,241
	47,491	47,009
Total	$76,713	$73,821

Capital Expenditures

We incurred capital expenditures of $19.6 million and $6.3 million in the six months ended June 30, 2023 and 2022, respectively. Our capital expenditures were used primarily to construct or upgrade our Dalian, Nanjing and Zhejiang facilities.

We estimate that our total capital expenditures in fiscal year 2023 will reach approximately $80 million. Such funds will be used to construct new plants with new product lines and battery module packing lines.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 9, 2023

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

By:	/s/ Xiangyu Pei
Xiangyu Pei
Interim Chief Financial Officer