Form 10-Q
period 2023-09-30
CBAK Energy Technology, Inc.
filed 2023-11-09
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	89,487,190

CBAK ENERGY TECHNOLOGY, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED

September 30, 2022 AND 2023

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

TABLE OF CONTENTS

Contents	Page(s)
Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2023 (unaudited)	2
Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the three and nine months ended September 30, 2022 and 2023 (unaudited)	3
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2023 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2023 (unaudited)	6
Notes to the Condensed Consolidated Financial Statements (unaudited)	7

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Balance Sheets

As of December 31, 2022 and September 30, 2023

(Unaudited)

(In US$ except for number of shares)

	Note	December 31, 2022	September 30, 2023
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$6,519,212	$3,176,249
Pledged deposits	2	30,836,864	42,511,872
Trade and bills receivable, net	3	27,413,575	45,564,242
Inventories	4	49,446,291	37,451,597
Prepayments and other receivable	5	5,915,080	7,266,257
Receivables from former subsidiary, net	17	5,518,052	323,973
Income tax recoverable		57,934	-
Total current assets		125,707,008	136,294,190

Property, plant and equipment, net	6	90,004,527	93,587,460
Construction in progress	7	9,954,202	35,605,326
Long-term investments, net	8	945,237	897,635
Prepaid land use rights	9	12,361,163	11,503,787
Intangible assets, net	10	1,309,058	936,062
Deposit paid for acquisition of long-term investments	13	-	3,669,851
Operating lease right-of-use assets, net		1,264,560	949,192
Deferred tax assets, net		2,486,979	3,397,566
Total assets		$244,032,734	$286,841,069

Liabilities
Current liabilities
Trade and bills payable	14	$67,491,435	$88,176,563
Short-term bank borrowings	15	14,907,875	33,190,571
Other short-term loans	15	689,096	338,581
Accrued expenses and other payables	16	25,605,661	38,481,174
Payables to former subsidiaries, net	17	358,067	389,250
Deferred government grants, current	18	1,299,715	366,171
Product warranty provisions	19	26,215	23,285
Warrants liability	26	136,000	-
Operating lease liability, current	9	575,496	366,391
Finance lease liability, current	9	844,297	-
Total current liabilities		111,933,857	161,331,986

Deferred government grants, non-current	18	5,577,020	5,022,216
Product warranty provisions	19	450,613	471,384
Operating lease liability, non-current	9	607,222	462,323
Accrued expenses and other payables, non-current	16	1,085,525	-
Total liabilities		119,654,237	167,287,909

Commitments and contingencies	27

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 89,135,064 issued and 88,990,858 outstanding as of December 31, 2022 and 89,611,396 issued and 89,467,190 outstanding as of September 30, 2023		89,135	89,611
Donated shares		14,101,689	14,101,689
Additional paid-in capital		246,240,998	247,200,355
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(131,946,705)	(129,627,258)
Accumulated other comprehensive loss		(8,153,644)	(14,330,746)
		121,561,984	118,664,162
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equity		117,495,374	114,597,552
Non-controlling interests		6,883,123	4,955,608
Total equity		124,378,497	119,553,160

Total liabilities and shareholder’s equity		$244,032,734	$286,841,069

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and nine months ended September 30, 2022 and 2023

(Unaudited)

(In US$ except for number of shares)

		Three months ended September 30,		Nine months ended September 30,
	Note	2022	2023	2022	2023
Net revenues	29	$57,721,692	$63,441,109	$194,267,650	$148,258,680
Cost of revenues		(54,261,244)	(51,192,531)	(179,955,540)	(129,219,716)
Gross profit		3,460,448	12,248,578	14,312,110	19,038,964
Operating expenses:
Research and development expenses		(2,385,591)	(2,577,714)	(7,998,181)	(8,013,760)
Sales and marketing expenses		(834,501)	(1,116,377)	(2,361,839)	(2,800,969)
General and administrative expenses		(1,866,055)	(3,240,770)	(6,556,944)	(9,302,798)
Recovery of (provision for) doubtful accounts		142,966	(24,623)	(68,651)	(286,283)
Total operating expenses		(4,943,181)	(6,959,484)	(16,985,615)	(20,403,810)
Operating (loss) income		(1,482,733)	5,289,094	(2,673,505)	(1,364,846)
Finance income (expenses), net		687,345	(447,031)	71,869	(189,248)
Other (expenses) income, net		(991,352)	601,654	(1,165,094)	1,022,907
Change in fair value of warrants		936,000	15,000	4,699,000	136,000
Income (loss) before income tax		(850,740)	5,458,717	932,270	(395,187)
Income tax credit (expenses)	20	2,012	305,431	(84,230)	1,015,626
Net (loss) income		(848,728)	5,764,148	848,040	620,439
Less: Net loss attributable to non-controlling interest		848,438	570,644	401,313	1,699,008
Net (loss) income attributable to CBAK Energy Technology, Inc.		$(290)	$6,334,792	$1,249,353	$2,319,447

Net (loss) income		(848,728)	5,764,148	848,040	620,439
Other comprehensive loss
– Foreign currency translation adjustment		(8,925,745)	(515,279)	(15,620,472)	(6,405,609)
Comprehensive (loss) income		(9,774,473)	5,248,869	(14,772,432)	(5,785,170)
Less: Comprehensive loss attributable to non-controlling interest		1,632,419	553,874	1,150,285	1,927,515
Comprehensive (loss) income attributable to CBAK Energy Technology, Inc.		$(8,142,054)	$5,802,743	$(13,622,147)	$(3,857,655)

Income (loss) per share	25
– Basic		$(0.00)*	$0.07	$0.01	$0.03
– Diluted		$(0.00)*	$0.07	$0.01	$0.03

Weighted average number of shares of common stock:	25
– Basic		88,996,692	89,473,026	88,900,977	89,171,988
– Diluted		88,996,692	89,904,319	88,923,265	89,582,401

*	Less than $0.01 per share

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the three months ended September 30, 2022 and 2023

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional			Accumulated other	Non-	Treasury shares		Total shareholders’
	Number of		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number of		equity
	shares	Amount	shares	capital	reserves	deficit	income (loss)	interest	shares	Amount	(deficit)
Balance as of July 1, 2022	89,135,064	$89,135	$14,101,689	$241,991,981	$1,230,511	$(121,248,616)	$(4,240,719)	$8,075,148	(144,206)	$(4,066,610)	$135,932,519
Net loss	-	-	-	-	-	(290)	-	(848,438)	-	-	(848,728)
Share-based compensation for employee and director stock awards	-	-	-	11,247	-	-	-	-	-	-	11,247
Capital injection	-	-	-	1,050,060	-	-	-	383,127	-	-	1,433,187
Foreign currency translation adjustment	-	-	-	-	-	-	(8,141,764)	(783,981)	-	-	(8,925,745)
Balance as of September 30, 2022	89,135,064	$89,135	$14,101,689	$243,053,288	$1,230,511	$(121,248,906)	$(12,382,483)	$6,825,856	(144,206)	$(4,066,610)	$127,602,480

Balance as of July 1, 2023	89,151,731	$89,151	$14,101,689	$247,070,345	$1,230,511	$(135,962,050)	$(13,798,697)	$5,509,482	(144,206)	$(4,066,610)	$114,173,821
Net income (loss)	-	-	-	-	-	6,334,792	-	(570,644)	-	-	5,764,148
Share-based compensation for employee and director stock awards	-	-	-	130,470	-	-	-	-	-	-	130,470
Common stock issued to employees and directors for stock awards	459,665	460	-	(460)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(532,049)	16,770	-	-	(515,279)
Balance as of September 30, 2023	89,611,396	$89,611	$14,101,689	$247,200,355	$1,230,511	$(129,627,258)	$(14,330,746)	$4,955,608	(144,206)	$(4,066,610)	$119,553,160

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the nine months ended September 30, 2022 and 2023

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional			Accumulated other	Non-	Treasury shares		Total shareholders’
	Number of		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number of		equity
	shares	Amount	shares	capital	reserves	deficit	Income (loss)	interest	shares	Amount	(deficit)
Balance as of January 1, 2022	88,849,222	$88,849	$14,101,689	$241,946,362	$1,230,511	$(122,498,259)	$2,489,017	$7,593,014	(144,206)	$(4,066,610)	$140,884,573
Net income (loss)	-	-	-	-	-	1,249,353	-	(401,313)	-	-	848,040
Share-based compensation for employee and director stock awards	-	-	-	57,152	-	-	-	-	-	-	57,152
Common stock issued to employees and directors for stock awards	285,842	286	-	(286)	-	-	-	-	-	-	-
Capital injection	-	-	-	1,050,060	-	-	-	383,127	-	-	1,433,187
Foreign currency translation adjustment	-	-	-	-	-	-	(14,871,500)	(748,972)	-	-	(15,620,472)
Balance as of September 30, 2022	89,135,064	$89,135	$14,101,689	$243,053,288	$1,230,511	$(121,248,906)	$(12,382,483)	$6,825,856	(144,206)	$(4,066,610)	$127,602,480

Balance as of January 1, 2023	89,135,064	$89,135	$14,101,689	$246,240,998	$1,230,511	$(131,946,705)	$(8,153,644)	$6,883,123	(144,206)	$(4,066,610)	$124,378,497
Net income (loss)	-	-	-	-	-	2,319,447	-	(1,699,008)	-	-	620,439
Share-based compensation for employee and director stock awards	-	-	-	959,833	-	-	-	-	-	-	959,833
Common stock issued to employees and directors for stock awards	476,332	476	-	(476)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(6,177,102)	(228,507)	-	-	(6,405,609)
Balance as of September 30, 2023	89,611,396	$89,611	$14,101,689	$247,200,355	$1,230,511	$(129,627,258)	$(14,330,746)	$4,955,608	(144,206)	$(4,066,610)	$119,553,160

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed consolidated statements of cash flows

For the nine months ended September 30, 2022 and 2023

(Unaudited)

(In US$)

	Nine months ended September 30,
	2022	2023
Cash flows from operating activities
Net income (loss)	$848,040	$620,439
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,726,020	6,168,060
Provision for doubtful accounts and bad debts written off	68,651	273,136
Amortization of operating lease	437,502	397,481
Write-down of inventories	1,177,891	2,074,233
Share-based compensation	57,152	959,833
Changes in fair value of warrants liability	(4,699,000)	(136,000)
Loss on disposal of property, plant and equipment	2,705,233	-
Changes in operating assets and liabilities:
Trade and bills receivable	24,379,828	(20,463,675)
Inventories	(29,001,132)	7,766,141
Prepayments and other receivable	6,752,833	(1,823,889)
Investment in sales-type lease	347,903	-
Trade and bills payable	13,099,248	24,935,040
Accrued expenses and other payables and product warranty provisions	(303,703)	(3,760,511)
Operating lease liabilities	(310,756)	(430,127)
Trade receivable from and payables to former subsidiaries	(4,659,713)	5,102,972
Income tax recoverable	(15,215)	134,258
Deferred tax assets	84,230	(1,072,434)
Net cash provided by operating activities	16,695,012	20,744,957

Cash flows from investing activities
Deposit paid for acquisition of long-term investment	-	(3,799,522)
Purchases of property, plant and equipment and construction in progress	(9,761,089)	(24,937,832)
Proceeds on disposal of property, plant and equipment	140,831	-
Investment in equity method investment	(303,122)	-
Net cash used in investing activities	(9,923,380)	(28,737,354)

Cash flows from financing activities
Proceeds from bank borrowings	11,981,490	36,355,590
Repayment of bank borrowings	(1,515,611)	(16,649,590)
Repayment of borrowings from Mr. Ye Junnan	(3,789,027)	-
Borrowings from a shareholder	-	199,942
Repayment of borrowings from a shareholder	-	(259,960)
Borrowings from a related party	1,515,611	-
Capital injection from non-controlling interests	1,433,187	-
Borrowings from unrelated parties	1,515,611	-
Repayment of borrowings from a unrelated party	-	(279,231)
Proceeds from finance lease	1,515,611	-
Principal payments of finance leases	(256,138)	(841,729)
Net cash provided by financing activities	12,400,734	18,525,022

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,890,380)	(2,200,580)
Net increase in cash and cash equivalents and restricted cash	15,281,986	8,332,045
Cash and cash equivalents and restricted cash at the beginning of period	26,354,624	37,356,076
Cash and cash equivalents and restricted cash at the end of period	$41,636,610	$45,688,121

Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$22,287,410	$15,174,632
Lease liabilities arising from obtaining right-of-use assets	$213,677	$93,074

Cash paid during the year for:
Income taxes	$60,666	$-
Interest, net of amounts capitalized	$476,298	$124,780

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2022 and 2023

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

As of September 30, 2023, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On July 8, 2022, Hitrans held its second shareholder meeting (“the shareholder meeting”) in 2022 to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.4 million) and to accept an investment of RMB22 million (approximately $3.2 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and an investment of RMB18 million (approximately $2.6 million) from Mr. Haijun Wu (collectively “management shareholder”). Under the resolution, 10% of the investment injection (RMB4 million or $0.6 million) contributed towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.2 million) treated as additional paid-in capital contribution of Hitrans. 25% of the investments from the management shareholder were required to be in place before August 15, 2022, 25% of the investments were required to be in place before December 31, 2022 and the 50% balance (RMB20 million) were required to be received June 30, 2024. As of September 30, 2023, RMB10 million (approximately $1.5 million), representing the 25% of the investments were received.

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

On March 10, 2023, CBAK Power entered into an agreement with Nanjing BFD to transfer the 67.33% equity interests CBAK Power holds in Hitrans to Nanjing BFD. As of the date of this report, the Company suspended the execution of this agreement. CBAK Power continues holding 67.33% equity interests in Hitrans.

On July 6, 2018, Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd. (“Guangdong Hitrans”) was established as a 80% owned subsidiary of Hitrans with a registered capital of RMB10 million (approximately $1.6 6.9 million). The remaining 20% registered equity interest was held by Shenzhen Baijun Technology Co., Ltd. Pursuant to Guangdong Hitrans’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to Guangdong Hitrans’s articles of association and relevant PRC regulations, Hitrans was required to contribute the capital to Guangdong Hitrans on or before December 30, 2038. Up to the date of this report, Hitrans has contributed RMB1.72 million (approximately $0.3 million), and the other shareholder has contributed RMB0.25 million (approximately $0.04 million) to Guangdong Hitrans through injection of a series of cash. Guangdong Hitrans was established under the laws of the People’s Republic of China as a limited liability company on July 6, 2018 with a registered capital RMB10 million (approximately $1.5 million). Guangdong Hitrans is based in Dongguan, Guangdong Province, and is principally engaged in the business of resource recycling, waste processing, and R&D, manufacturing and sales of battery materials. Guangdong Hitrans is dormant as of the date of this report.

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

On July 25, 2023, CBAK New Energy (Shangqiu) Co., Ltd (“CBAK Shangqiu”) was established as a wholly owned subsidiary of CBAK Power with a registered capital of RMB50 million (approximately $6.9 million). Pursuant to CBAK Shangqiu’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to Shangqiu on or before July 24, 2043. Up to the date of this report, CBAK Power has contributed RMB1.2 million ($0.2 million) to Shangqiu.

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

The interim condensed consolidated financial information as of September 30, 2023 and for the three and nine months ended September 30, 2022 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC on April 14, 2023.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2023, its interim condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2022 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Shenzhen”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014, “Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of September 30, 2023, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC; v) Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”), a wholly owned limited liability company established on November 21, 2019 in the PRC; (vi) BAK Asia Investments Limited (“BAK Investments”), a wholly owned limited liability company incorporated in Hong Kong acquired on July 14, 2020; (vii) CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”), a wholly owned limited liability company established on July 31, 2020 in the PRC; (viii) Nanjing CBAK New Energy Technology Co., Ltd, (“Nanjing CBAK”), a wholly owned limited liability company established on August 6, 2020 in the PRC; (ix) Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”), a wholly owned limited liability company established on November 9, 2020; (x) Daxin New Energy Automobile Technology (Jiangsu) Co., Ltd (“Jiangsu Daxin”), a wholly owned limited liability company established on August 4, 2021 in the PRC; (xi) Zhejiang Hitrans Lithium Battery Technology Co., Ltd (“Hitrans”), a 67.33% registered equity interests (representing 70.21% of paid-up capital) owned  limited liability company established on December 16, 2015 in the PRC; (xii) Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd., a 65.25% owned limited liability company established on July 6, 2018 in the PRC and (xiii) Shaoxing Haisheng International Trading Co., Ltd. (“Haisheng”), a 67.33% registered equity interests (representing 70.21% of paid-up capital) owned limited liability company established on October 9, 2021 in the PRC.

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

As of September 30, 2023, the Company had $33.2 million bank loans and approximately $128.1 million of other current liabilities.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of September 30, 2023. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Contract liability

The Company’s contract liabilities consist of deferred revenue associated with batteries development and deposits received from customers allocated to the performance obligations that are unsatisfied. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented. The table below presents the activity of the deferred batteries development and sales of batteries revenue during the nine months ended September 30, 2022 and 2023, respectively:

	September 30
	2022	2023
Balance at beginning of the year	$784,000	$1,869,525
Development fees collected/ deposits received	-	-
Development and sales of batteries revenue recognized	-	(1,067,281)
Foreign exchange adjustment	-	(18,244)
Balance at end of period	$784,000	$784,000

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

In October 2023, the FASB issued Accounting Standards Update No. 2023-06 to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The Company is currently evaluating the provisions of the amendments and the impact on its condensed consolidated financial statement presentations and disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. Pledged deposits

Pledged deposits as of December 31, 2022 and September 30, 2023 consisted pledged deposits with banks for bills payable (note 14).

3. Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2022 and September 30, 2023:

	December 31,	September 30,
	2022	2023
Trade receivable	$23,422,733	$42,289,311
Less: Allowance for credit losses	(2,274,513)	(2,394,017)
	21,148,220	39,895,294
Bills receivable	6,265,355	5,668,948
	$27,413,575	$45,564,242

Included in trade and bills receivables are retention receivables of $1,066,146 and $594,621 as of December 31, 2022 and September 30, 2023. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for credit losses are as follows:

Balance as at December 31, 2022	$2,274,513
Adoption of ASC Topic 326	-
Balance as at January 1, 2023	2,274,513
Current period provision, net	267,389
Reversal – recoveries by cash	(25,070)
Foreign exchange adjustment	(122,815)
Balance as at September 30, 2023	$2,394,017

4. Inventories

Inventories as of December 31, 2022 and September 30, 2023 consisted of the following:

	December 31,	September 30,
	2022	2023
Raw materials	$7,101,426	$5,104,850
Work in progress	17,274,033	11,737,994
Finished goods	25,070,832	20,608,753
	$49,446,291	$37,451,597

During the three months ended September 30, 2022 and 2023, write-downs of obsolete inventories to lower of cost or net realizable value of $278,603 and $499,300, respectively, were charged to cost of revenues.

During the nine months ended September 30, 2022 and 2023, write-downs of obsolete inventories to lower of cost or net realizable value of $1,177,891 and $2,074,233, respectively, were charged to cost of revenues.

5. Prepayments and Other Receivable

Prepayments and other receivable as of December 31, 2022 and September 30, 2023 consisted of the following:

	December 31,	September 30,
	2022	2023
Value added tax recoverable	$4,234,082	$5,752,383
Prepayments to suppliers	220,671	265,990
Deposits	43,914	120,669
Staff advances	51,826	162,694
Prepaid operating expenses	706,190	604,191
Receivables from sales of vehicles	371,105	77,520
Others	294,292	319,575
	5,922,080	7,303,022
Less: Allowance for credit losses	(7,000)	(36,765)
	$5,915,080	$7,266,257

An analysis of the allowance for credit losses are as follows:

Balance as at December 31, 2022	$7,000
Adoption of ASC Topic 326	-
Balance as at January 1, 2023	7,000
Current period provision, net	30,817
Foreign exchange adjustment	(1,052)
Balance as at September 30, 2023	$36,765

6. Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2022 and September 30, 2023 consisted of the following:

	December 31, 2022	September 30, 2023
Buildings	$47,086,680	$44,992,788
Leasehold Improvements	5,156,705	6,005,380
Machinery and equipment	71,665,842	85,049,964
Office equipment	1,545,026	1,880,504
Motor vehicles	507,882	570,649
	125,962,135	138,499,285
Impairment	(13,025,161)	(12,368,063)
Accumulated depreciation	(22,932,447)	(32,543,762)
Carrying amount	$90,004,527	$93,587,460

During the three months ended September 30, 2022 and 2023, the Company incurred depreciation expense of $2,397,857 and $1,872,455, respectively.

During the nine months ended September 30, 2022 and 2023, the Company incurred depreciation expense of $6,718,591 and $6,740,160, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $7,360,242 as of December 31, 2022. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates. The Company has obtained the remaining property ownership certificates on July 6, 2023.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three and nine months ended September 30, 2022 and 2023.

7. Construction in Progress

Construction in progress as of December 31, 2022 and September 30, 2023 consisted of the following:

	December 31,	September 30,
	2022	2023
Construction in progress	$7,828,975	$23,331,167
Prepayment for acquisition of property, plant and equipment	2,125,227	12,274,159
Carrying amount	$9,954,202	$35,605,326

Construction in progress as of December 31, 2022 and September 30, 2023 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power, Nanjing CBAK and Hitrans.

For the three months ended September 30, 2022 and 2023, the Company capitalized interest of nil and $191,917, respectively, to the cost of construction in progress.

For the nine months ended September 30, 2022 and 2023, the Company capitalized interest of nil and $586,198, respectively, to the cost of construction in progress.

8. Long-term investments, net

Long-term investments as of December 31, 2022 and September 30, 2023 consisted of the following:

	December 31,	September 30,
	2022	2023
Investments in equity method investees	$289,473	$274,895
Investments in non-marketable equity	655,764	622,740
	$945,237	$897,635

Investments in equity method investees

Balance as at January 1, 2022	$-
Investments made	297,336
Income from investment	-
Foreign exchange adjustment	(7,863)
Balance as of December 31, 2022	289,473
Foreign exchange adjustment	(14,578)
Balance as of September 30, 2023	$274,895

In August 2022, Nanjing CBAK, along with two unrelated third parties of the Company, Guangxi Guiwu Recycle Resources Company Limited (“Guangxi Guiwu”)  and Mr. Weidong Xu, an unrelated third party entered into an investment agreement to jointly set up a new company - Guangxi Guiwu CBAK New Energy Technology Co., Ltd (“Guangxi Guiwu CBAK”)  in which each party holding 20%, 60% and 20% equity interests and voting rights, respectively. Guangxi Guiwu engages in the business of recycling power batteries. The Company applies the equity method of accounting to account for the equity investments in common stock, over which it has significant influence but does not own a majority equity interest or otherwise control. Pursuant to the Company’s articles of association and relevant PRC regulations, each party was required to contribute the capital on or before December 31, 2023. As of September 30, 2023 and current, Nanjing CBAK, Guanxi Guiwu and Mr. Weidong Xu had contributed capital of $0.3 million (RMB2 million), $0.9 million (RMB6 million) and $0.3 million (RMB2 million), respectively.

Guangxi Guiwu CBAK commenced operations in 2023. For the period ended September 30, 2023, no income from the above investment was recorded.

Investments in non-marketable equity

	December 31, 2022	September 30, 2023
Cost	$1,302,630	$1,237,028
Impairment	(646,866)	(614,288)
Carrying amount	$655,764	$622,740

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

On April 2023, DJY board declared dividend of $0.8 million (approximately RMB6 million). The dividend were distributed in May 2023 and based on the paid up capital of each shareholders, the dividend income shared by CBAK Power was nil and $84K (approximately RMB0.6 million) which was included in other income (expense) for the three and nine months ended September 30, 2023, respectively. No dividend was declared in 2022.

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

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. The Company recognized nil impairment loss for the three and nine months period ended September 30, 2022 and 2023.

9. Lease

(a) Prepaid land use rights

Prepaid
land
lease payments
Balance as of January 1, 2022	$13,797,230
Amortization charge for the year	(338,706)
Foreign exchange adjustment	(1,097,361)
Balance as of December 31, 2022	12,361,163
Amortization charge for the period	(236,173)
Foreign exchange adjustment	(621,203)
Balance as of September 30, 2023	$11,503,787

In August 2014 and November 2021, the Group acquired land use rights to build a factory of the Company in Dalian, PRC and Zhejiang, PRC.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

Amortization expenses of the prepaid land use rights were $83,066 and $71,636 for the three months ended September 30, 2022 and 2023 and $258,973 and $236,173 for the nine months ended September 30, 2022 and 2023, respectively.

No impairment loss was made to the carrying amounts of the prepaid land use right for the three and nine months ended September 30, 2022 and 2023.

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

Operating lease expenses for the three and nine months ended September 30, 2022 and 2023 for the capitation agreement was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Operating lease cost – straight line	$78,845	$110,057	$437,502	$375,804

(c) Company as lessee - Finance lease

	December 31,	September 30,
	2022	2023
Property, plant and equipment, at cost	$1,890,396	$-
Accumulated depreciation	(251,626)	-
Impairment	(662,006)	-
Property, plant and equipment, net under finance lease	976,764	-

Finance lease liabilities, current	844,297	-
Finance lease liabilities, non-current	-	-
Total finance lease liabilities	$844,297	$-

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Finance lease cost:
Depreciation of assets	31,343	13,389	31,343	102,999
Interest of lease liabilities	6,235	1,511	6,235	11,622
Total lease expense	$37,578	$14,900	$37,578	$114,621

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2023 were as follows:

	Operating leases	Finance leases

Remainder of 2023	$187,092	$-
2024	285,441	-
2025	262,243	-
2026	137,479	-
2027	11,983	-
Thereafter	-	-
Total undiscounted cash flows	884,238	-
Less: imputed interest	(55,524)	-
Present value of lease liabilities	$828,714	$-

Lease term and discount rate:

	December 31, 2022	September 30, 2023
Weighted-average remaining lease term
Land use rights	37.9	37.2
Operating lease	3.39	3.15
Finance lease	0.5	-

Weighted-average discount rate
Land use rights	Nil	Nil
Operating lease	4.94%	4.75%
Finance lease	1.40%	-%

Supplemental cash flow information related to leases where the Company was the lessee for the three and nine months ended September 30, 2022 and 2023 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Operating cash outflows from operating assets	$53,345	$92,457	$268,740	$483,932

10. Intangible Assets, net

Intangible assets as of December 31, 2022 and September 30, 2023 consisted of the followings:

	December 31, 2022	September 30, 2023
Computer software at cost	$104,211	$136,305
Sewage discharge permit*	1,762,129	1,673,386
	1,866,340	1,809,691
Accumulated amortization	(557,282)	(873,629)
	$1,309,058	$936,062

Amortization expenses were $121,035 and $133,450 for the three months ended September 30, 2022 and 2023, respectively.

Amortization expenses were $397,114 and $374,110 for the nine months ended September 30, 2022 and 2023, respectively.

Total future amortization expenses for finite-lived intangible assets as of September 30, 2023 were estimated as follows:

Remainder of 2023	$115,587
2024	460,325
2025	308,341
2026	9,472
2027	8,034
Thereafter	34,303
Total	$936,062

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

12. Goodwill

Balance as of January 1, 2022	$1,645,232
Impairment of goodwill	(1,556,078)
Foreign exchange adjustment	(89,154)
Balance as of December 31, 2022 and September 30, 2023	$-

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

13. Deposit paid for acquisition of long-term investments

Deposit paid for acquisition of long-term investments as of December 31, 2022 and September 30, 2023 consisted of the following:

	December 31,	September 30,
	2022	2023

Investments in non-marketable equity	$-	$1,704,350
Investments in equity method investees	-	1,965,501
	-	3,669,851

On September 27, 2023, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in Shenzhen BAK Power Battery Co., Ltd. (“BAK SZ”) to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (the “Target Equity”). Pursuant to the terms of the Equity Transfer Agreement, Nanjing CBAK will pay the Target Equity in three (3) installments as follows: (i) RMB40 million (approximately $5.5 million) due prior to December 31, 2023; (ii) RMB90 million (approximately $12.4 million) due prior to September 30, 2024, and (iii) the remaining Target Equity balance of RMB130 million (approximately $17.8 million) due following SZ BAK’s successful transfer to Nanjing CBAK of the five percent (5%) equity interest in BAK SZ. Upon Nanjing CBAK having paid RMB130 million of the Target Equity, the parties shall work together to complete the registration of equity change with the local governmental authorities. The Company has contributed RMB12.4 million (approximately $1.7 million) as of September 30, 2023. Up to the date of this report, Nanjing CBAK has paid RMB22.4 million (approximately $3.1 million) to SZ BAK.

SZ BAK and BAK SZ were the Company’s former subsidiary up to June 30, 2014. Mr, Xiangqian Li, the Company’s former CEO, is the director of SZ BAK and BAK SZ.

The Company will measure the investments in BAK SZ as non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis upon the completion. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3.

On September 27, 2023, Zhejiang Hitrans Lithium Technology Co., Ltd. (“Hitrans”), entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Hitrans shall pay the Initial Acquisition price in two (2) installments as follows: (i) 50% of the price due within five business days following the execution of the Equity Transfer Contract and satisfaction of other conditions precedent set forth in the same; and (ii) the remaining 50% of the price due within five business days following Mr. Xu successful transfer to Hitrans of the 26% equity interest in Zhejiang Shengyang. Within fifteen business days after Hitrans has paid 50% of the price, or RMB14.3 million, the parties shall complete the registration of equity change with the local governmental authorities. Zhejiang Shengyang is a material suppliers of Hitrans since June 2020.  On November 6, 2023, Hitrans completed the registration of 26% equity interest of Zhejiang Shengyang.

And within three months following the Initial Acquisition, Mr. Xu shall transfer an additional 44% equity interest in Zhejiang Shengyang to Hitrans at the same price per share as that of the Initial Acquisition (the “Follow-on Acquisition”). The parties shall enter into another agreement to detail the terms of the Follow-on Acquisition. Neither Mr. Xu, nor Zhejiang Shengyang, is related to the Company.

The Company will apply the equity method of accounting to account for the equity investments in Zhejiang Shengyang upon the completion of the Initial Acquisition, over which it has significant influence but does not own a majority equity interest or otherwise control.

14. Trade and Bills Payable

Trade and bills payable as of December 31, 2022 and September 30, 2023 consisted of the followings:

	December 31,	September 30,
	2022	2023
Trade payable	$32,516,445	$39,593,805
Bills payable
– Bank acceptance bills	34,974,990	48,376,587
– Letter of credit	-	206,171
	$67,491,435	$88,176,563

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 2);

(ii)	$3.4 million and $5.3 million of the Company’s bills receivable as of December 31, 2022 and September 30, 2023, respectively (Note 3).

(iii)	the Company’s prepaid land use rights (note 9)

15. Loans

Bank loans:

Bank borrowings as of December 31, 2022 and September 30, 2023 consisted of the followings:

	December 31,	September 30,
	2022	2023
Short-term bank borrowings	$14,907,875	$33,190,571

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

In January 2023, the Company renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB148.5 million (approximately $20.4 million) as of September 30, 2023, bearing interest at 3.65% per annum expiring through February to May 2024.

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

On March 21, 2022, the Company renewed the above acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB71.6 million ($9.9 million) with other terms remain the same. Under the facilities, as of December 31, 2022 and September 30, 2023, the Company borrowed a total of RMB15.9 million (approximately $2.3 million) and RMB43.4 million (approximately $6.0 million), respectively, in the form of bills payable for various terms expiring from October 2023 to February 2024, which was secured by the Company’s cash totaling RMB15.9 million (approximately $2.3 million) and RMB43.4 million (approximately $6.0 million) (Note 2), respectively.

On January 17, 2022, the Company obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. The Company borrowed RMB10 million (approximately $1.4 million) on January 20, 2022 for a term until January 16, 2023. The Company repaid RMB10 million (approximately $1.4 million) early on January 5, 2023. On January 6, 2023, the Company borrowed a one-year term loan of RMB10 million (approximately $1.4 million) for a period of one year to January 4, 2024, bearing interest at 120% of benchmark rate of the PBOC for short-term loans, which is 3.85% per annum, while other terms and guarantee remain the same.

On February 9, 2022, the Company obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.4 million) on February 17, 2022 for a term until January 28, 2023. The Company repaid RMB10 million (approximately $1.4 million) on January 16, 2023. On January 17, 2023, the Company borrowed a one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 129% of benchmark rate of PBOC for short-term loans, which is 4.70% per annum for a term until January 13, 2024.

On March 8, 2022, the Company obtained a one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 5.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.4 million) on the same date. On May 17, 2022, the Company repaid the loan principal and related loan interests early.

On April 28, 2022, the Company obtained a three-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB12 million (approximately $1.7 million) with the term from April 21, 2022 to April 21, 2025. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, the Company borrowed RMB10 million (approximately $1.5 million) on April 29, 2022, bearing interest at 3.95% per annum for a term until April 29, 2023. The Company repaid RMB10 million (approximately $1.4 million) on April 19, 2023. On April 20, 2023, the Company borrowed another one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 102.5% of benchmark rate of PBOC for short-term loans, which is 3.90% per annum for a term until April 19, 2024.

On June 22, 2022, the Company obtained another one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 4.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and the Company’s CEO, Mr. Yunfei Li. The Company borrowed RMB10 million (approximately $1.4 million) on the same date for a term until June 21, 2023. On November 10, 2022, the Company repaid the loan principal and the related loan interests early.

On September 25, 2022, the Company entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.3 million) bearing interest rate at 4.81% per annum. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB9 million (approximately $1.3 million) on September 27, 2022 for a term until September 24, 2023. The Company repaid the loan on September 24, 2023.

The Company entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.2 million) bearing interest rate at 4.6% per annum for a period from September 24, 2023 to August 31, 2024. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB9 million (approximately $1.2 million) on September 27, 2023 for a term until September August 31, 2024.

On November 8, 2022, the Company entered into a short-term loan agreement with China CITIC Bank Shaoxing Branch to August 9, 2023 with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 4.35% per annum. The Company borrowed RMB10 million (approximately $1.4 million) on the same date. The Company has repaid RMB5 million (approximately $0.7 million), RMB0.2 million (approximately $0.1 million) and RMB4.8, million (approximately $0.7 million) on November 16, 2022, December 27, 2022 and August 9, 2023, respectively. The Company entered into another short-term loan agreement with China CITIC Bank Shaoxing Branch for a one-year short-term loan agreement with a maximum amount of RMB0.2 million (approximately $0.1 million) for December 27, 2022 to December 27, 2023, bearing interest rate at 4.20% per annum. The Company entered into another loan agreement with China CITIC Bank Shaoxing Branch for a short-term loan of RMB4.8 million (approximately $0.7 million) from August 10, 2023 to May 2, 2024, bearing interest rate at 4.3% per annum.

On December 9, 2022, the Company obtained a RMB5 million (approximately $0.7 million) letter of credit from China CITIC Bank for a period to October 30, 2024 for settlement of Hitrans purchase. The Company utilized RMB1.5 million (approximately $0.2 million) letter of credit at an interest rate of 2.7% for a period of one year to January 5, 2024.

On January 7, 2023, the Company obtained a two-year term facility from Postal Savings Bank of China, Nanjing Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. The Company borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum. The Company repaid the above early on June 15, 2023. On June 27, 2023, the Company entered into another loan agreement for one year from June 27, 2023 to June 26, 2024 under the two-year term facility for a maximum loan amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.85% pr annum. The Company borrowed RMB10 million (approximately $1.4 million) on the same date. The loan was guaranteed by the Company’s CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd.

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

On July 31, 2023, the Company obtained a three-year term facility from Bank of China Gaochun Branch, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from July 31, 2023 to July 30, 2026. The facility was guaranteed by the Company’s CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, the Company borrowed RMB10 million (approximately $1.4 million) on July 31, 2023, bearing interest rate at 3.95% per annum.

On August 3, 2023, the Company and Bank of China entered into a short term loan agreement for one year from August 3, 2023 to August 2, 2024 for a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.55% per annum. The Company borrowed RMB10 million (approximately $1.4 million) on the same date. The loan was secured by the Company’s buildings in Dalian.

The Company borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB5.3 million (approximately $0.7 million) for various terms expiring in October 2023 to December 2023, which was secured by the Company’s cash totaling RMB5.3 million (approximately $0.7 million) (Note 2).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaling RMB83.5 million (approximately $11.5 million) for various terms through January to March 2024, which was secured by the Company’s cash totaling RMB83.5 million (approximately $11.5 million) (Note 2).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB83.0 million (approximately $11.4 million) for various terms through January to March 2024, which was secured by the Company’s cash totaling RMB51.8 million (approximately $7.1 million) (Note 2) and the Company’s bills receivable totaling RMB28.2 million (approximately $3.9 million) (Note 3).

The Company borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaling RMB7.0 million (approximately $0.9 million) for various terms ending through October 2023, which was secured by the Company’s cash totaling RMB3.5 million (approximately $0.5 million) (Note 2) and the Company’s land use rights and buildings in Zhejiang.

The Company borrowed a series of acceptance bills from China Merchants Bank Dalian Branch totaling RMB25.8 million (approximately $3.5 million) for various terms through October to December 2023, which was secured by the Company’s cash totaling RMB25.8 million (approximately $3.5 million) (Note 2).

The Company borrowed a series of acceptance bills from Bank of China Limited totaling RMB35.2 million (approximately $4.8 million) for various terms through September to December 2023, which was secured by the Company’s cash totaling RMB35.2 million (approximately $4.8 million) (Note 2).

The Company borrowed a series of acceptance bills from Jiangsu Gaochun Rural Commercial Bank totaling RM24.8 million (approximately $3.4 million) for various terms through March 2024, which was secured by the Company’s cash totaling RMB24.8 million (approximately $3.4 million) (Note 2).

The Company borrowed a series of acceptance bills from China CITIC Bank totaling RMB44.1 million (approximately $6.1 million) for various terms through October 2023 to March 2024, which was secured by the Company’s cash totaling RMB35.8 million (approximately $4.9 million) (Note 2) and the Company’s bills receivable totaling RMB8.5 million (approximately $1.2 million) (Note 3).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	September 30,
	2022	2023
Pledged deposits (note 2)	$30,836,864	$42,511,872
Bills receivables (note 3)	3,383,130	5,270,949
Right-of-use assets (note 9)	5,598,716	5,197,787
Buildings	4,419,749	5,812,573
	$44,238,459	$58,793,181

As of September 30, 2023, the Company had unutilized committed banking facilities totaled $8.2 million.

During the three months ended September 30, 2022 and 2023, interest of $183,291 and $231,575 were incurred on the Company’s bank borrowings, respectively.

During the nine months ended September 30, 2022 and 2023, interest of $469,402 and $631,933 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2022 and September 30, 2023 consisted of the following:

		December 31,	September 30,
	Note	2022	2023
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li	(b)	223,927	161,503
		323,927	261,503
Advances from unrelated third party
– Mr. Wenwu Yu	(c)	15,896	1,351
– Ms. Longqian Peng	(c)	276,905	7,003
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(d)	72,368	68,724
		365,169	77,078
		$689,096	$338,581

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(d)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of September 30, 2023, loan amount of RMB0.5 million ($0.1 million) remained outstanding.

During the three months ended September 30, 2022 and 2023, interest of $2,238 and $2,118 were incurred on the Company’s borrowings from unrelated parties, respectively.

During the nine months ended September 30, 2022 and 2023, interest of $6,896 and $6,475 were incurred on the Company’s borrowings from unrelated parties, respectively.

16. Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2022 and September 30, 2023 consisted of the following:

	December 31,	September 30,
	2022	2023
Construction costs payable	$2,143,730	$13,490,984
Equipment purchase payable	9,710,187	14,504,928
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	2,961,781	2,846,453
Customer deposits	4,845,382	1,714,784
Deferred revenue (note 1)	1,869,525	784,000
Accrued operating expenses	1,755,170	1,842,209
Dividend payable to non-controlling interest (note 17)	1,290,942	1,225,929
Value-added tax and other tax payables	721,709	668,126
Other payables	182,641	193,642
	26,691,186	38,481,174
Less: non-current portion
Deferred revenue	1,085,525	-
	$25,605,661	$38,481,174

*	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2022 and September 30, 2023, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2022 and September 30, 2023, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

17. Balances and Transactions With Related Parties

The principal related parties with which the Company had transactions during the years presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Zhengzhou BAK Battery Co., Ltd	Note a
Shenzhen BAK Battery Co., Ltd (“SZ BAK”)	Former subsidiary and refer to Note b
Shenzhen BAK Power Battery Co., Ltd (“BAK SZ”)	Former subsidiary and refer to Note b
Zhejiang Shengyang Renewable Resources Technology Co., Ltd.	Note c

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd. Zhengzhou BAK Battery Co., Ltd is a wholly owned subsidiary of BAK SZ.

(b)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Shenzhen BAK Battery Co., Ltd and Shenzhen BAK Power Battery Co., Ltd. On September 27, 2023, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in Shenzhen BAK Power Battery Co., Ltd. (“BAK SZ”) to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (note 13).

(c)	On September 27, 2023, Hitrans entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Neither Mr. Xu, nor Zhejiang Shengyang is related to the Company.

Related party transactions:

The Company entered into the following significant related party transactions:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Purchase of batteries from Zhengzhou BAK Battery Co., Ltd	$10,624,282	$7,554,266	$25,743,966	$11,057,190
Purchase of materials from Zhejiang Shengyang Renewable Resources Technology Co., Ltd	$5,449,408	$3,778,670	$14,459,067	$9,008,190
Sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd	$5,454,367	$5,822,065	$52,064,148	$22,815,451
Sales of cathode raw materials to Shenzhen BAK Power Battery Co., Ltd	$3,540,494	$-	$8,269,441	$-

Related party balances:

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2022 and September 30, 2023:

Receivables from former subsidiary, net

	December 31, 2022	September 30, 2023

Receivables from Shenzhen BAK Power Battery Co., Ltd	$5,518,052	$323,973
Less: Allowance for credit losses	-	-
	$5,518,052	323,973

Balance as of December 31, 2022 and September 30, 2023 consisted of receivable for sales of cathode materials to Shenzhen BAK Power Battery Co., Ltd.

Other balances due from/ (to) related parties

	December 31, 2022	September 30, 2023

Trade receivable, net – Zhengzhou BAK Battery Co., Ltd. (i)	$9,156,383	$15,051,787

Bills receivable – Issued by Zhengzhou BAK Battery Co., Ltd. (ii)	$2,941,683	$1,818,029

Trade payable, net – Zhengzhou BAK Battery Co., Ltd (iii)	$5,629,343	$5,405,548

Trade payable, net – Zhejiang Shengyang Renewable Resources Technology Co., Ltd	$3,201,814	$3,679,081

Deposit paid for acquisition of long-term investments - Shenzhen BAK Power Battery Co., Ltd. (note 13)	$-	$1,704,350

Dividend payable to non-controlling interest of Hitrans (note 16)	$1,290,942	$1,225,929

(i)	Representing trade receivable from sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $2.5 million to the Company.

(ii)	Representing bills receivable issued by Zhengzhou BAK Battery Co., Ltd. The Company endorsed the bills receivable as of December 31, 2022 to suppliers for settling trade payable subsequent to December 31, 2022. Bills receivable as of September 30, 2023 were pledged to bank as security for issuance of bills payable (note 14).

(iii)	Representing trade payable on purchase of batteries from Zhengzhou BAK Battery Co., Ltd.

Payables to former subsidiaries

Payables to former subsidiaries as of December 31, 2022 and September 30, 2023 consisted of the following:

	December 31, 2022	September 30, 2023
Payables to Shenzhen BAK Power Battery Co., Ltd	$(358,067)	$(389,250)

Balance as of December 31, 2022 and September 30, 2023 consisted of payables for purchase of inventories from Shenzhen BAK Power Battery Co., Ltd.

18. Deferred Government Grants

Deferred government grants as of December 31, 2022 and September 30, 2023 consist of the following:

	December 31,	September 30,
	2022	2023
Total government grants	$6,876,735	$5,388,387
Less: Current portion	(1,299,715)	(366,171)
Non-current portion	$5,577,020	$5,022,216

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Cost of revenues	$522,867	$65,040	$1,604,469	$1,140,893
General and administrative expenses	9,865	9,337	30,757	28,878
Research and development expenses	4,309	4,078	13,433	12,612
Other income (expenses), net	657,379	(3,137)	1,552,985	225,897
	$1,194,420	$75,318	$3,201,644	$1,408,280

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2022	September 30, 2023
Balance at beginning of year	$2,028,266	$476,828
Warranty costs incurred	(81,954)	(4,567)
(Reversal) provision for the year/ period	(1,344,572)	47,901
Foreign exchange adjustment	(124,912)	(25,493)
Balance at end of year/ period	476,828	494,669
Less: Current portion	(26,215)	(23,285)
Non-current portion	$450,613	$471,384

20. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes expenses (credit) consisted of:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
PRC income tax:
Current income tax	$-	$-	$-	$-
Deferred income tax (credit) expenses	(2,012)	(305,431)	84,230	(1,015,626)
	$(2,012)	$(305,431)	$84,230	$(1,015,626)

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law and included a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. The Company recognizes taxes due under the GILTI provision as a current period expense. As of December 31, 2022 and September 30, 2023, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

No provision for income taxes in the United States has been made as CBAK had no taxable income for the three and nine months ended September 30, 2022 and 2023.

Hong Kong Tax

BAK Asia and BAK Investment are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong For the three and nine months ended September 30, 2022 and 2023 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Income (loss) before income taxes	$(850,740)	$5,458,717	$932,270	$(395,187)
United States federal corporate income tax rate	21%	21%	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	(178,655)	1,146,331	195,777	(82,989)
Reconciling items:
Rate differential for PRC earnings	(91,533)	233,423	(116,719)	51,139
Tax effect of entity at preferential tax rate	355,197	333,663	313,990	386,649
Non-taxable (income) expenses	(299,721)	51,741	(1,115,858)	149,861
Share based payments	2,362	27,399	12,002	201,565
Utilization of tax losses	175,188	-	(194,209)	-
Valuation allowance on deferred tax assets	35,150	(2,097,988)	989,247	(1,721,851)
Income tax (credit) expenses	$(2,012)	$(305,431)	$84,230	$(1,015,626)

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2022 and September 30, 2023 are presented below:

	December 31, 2022	September 30, 2023
Deferred tax assets
Trade receivable	$1,976,354	$1,198,575
Inventories	554,041	703,333
Property, plant and equipment	2,353,141	1,797,372
Long-term investments, net	161,716	153,572
Intangible assets	97,468	108,146
Accrued expenses, payroll and others	224,795	216,038
Provision for product warranty	119,207	123,667
Net operating loss carried forward	34,379,188	32,802,103
Valuation allowance	(37,122,551)	(33,573,748)
Deferred tax assets, non-current	$2,743,359	$3,529,058

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$256,380	$131,492

As of December 31, 2022 and September 30, 2023, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741 of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of December 31, 2022 and September 30, 2023, the Company’s PRC subsidiaries had net operating loss carry forwards of $52,187,090 and $42,640,678 respectively, which will expire in various years through 2023 to 2031. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance of $37,122,551 and $33,573,748 as of December 31, 2022 and September 30, 2023, respectively, were provided against subsidiaries which were not estimated to generate operating profits to utilize the potential tax benefits.

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 representing the PRC statutory reserve of the subsidiary as of December 31, 2022 and September 30, 2023, are also considered under restriction for distribution.

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

23. Employee Benefit Plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $474,986 (RMB3,277,830) and $472,252 (RMB3,439,606) for the three months ended September 30, 2022 and 2023, respectively. The total employee benefits expensed as incurred were $1,652,336 (RMB10,902,111) and $1,625,303 (RMB10,932,435) for the nine months ended September 30, 2022 and 2023, respectively.

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

As of September 30, 2023, there was no unrecognized stock-based compensation associated with the above restricted shares and 1,667 vested shares were to be issued.

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

As of September 30, 2023, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of nil and $23,778 for three and nine months ended September 30, 2022, respectively, in respect of the restricted shares granted on August 23, 2019.

All the restricted share units granted in respect of the restricted share units granted on August 23, 2019 had been vested on March 2022. As of September 30, 2023, there was no unrecognized stock-based compensation associated with the above restricted share units.

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

The Company recorded non-cash share-based compensation expense of $11,247 and nil for the three months ended September 30, 2022 and 2023, respectively, in respect of the restricted share units granted on October 23, 2020 of which allocated to research and development expenses.

The Company recorded non-cash share-based compensation expense of $33,374 and $6,529 for the nine months ended September 30, 2022 and 2023, respectively, in respect of the restricted share units granted on October 23, 2020 of which allocated to research and development expenses.

As of September 30, 2023, non-vested restricted share units granted on October 23, 2020 are as follows:

Non-vested share units as of January 1, 2023	16,665
Granted	-
Vested	(16,665)
Non-vested share units as of September 30, 2023	-

All the restricted share units granted on October 23, 2020 had been vested on April 30, 2023. As of September 30 2023, there was no unrecognized stock-based compensation with the above restricted share units and 16,665 vested shares were to be issued.

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

The fair value of the stock options granted to directors of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk free interest rate of 1.26%, and dividend yield of 0%. The fair value of 350,000 stock options to directors of the Company was $479,599 at the grant date. For the three and nine months ended September 30, 2022 and 2023, the Company recorded nil as stock compensation expenses.

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. During the three and nine months ended September 30, 2022 and 2023, the Company recorded nil as stock compensation expenses.

As of September 30, 2023, there was unrecognized stock-based compensation $1,988,846 associated with the above options granted.

Restricted share units granted and stock ownership program on April 11, 2023

On April 11, 2023, pursuant to the Company’s 2015 Plan, the Compensation Committee granted an aggregate of 894,000 restricted share units and 2,124,000 options to certain employees, officers and directors of the Company, of which 230,000 restricted share units and 460,000 options were granted to the Company’s executive officers and directors. The restricted share units will vest semi-annually on June 30, 2023 and December 31, 2023. The fair value of these restricted shares units was $0.95 per share on April 11, 2023. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method. The option exercise price was $0.9780. The shares will be vested semi-annually in 4 equal installments over a 2 year period with the first vesting on June 30, 2024. The options will expire on the 70-month anniversary of the grant date.

The Company recorded non-cash share-based compensation expense of $146,660 and $695,040 for the three and nine months ended September 30, 2023, respectively, in respect of the restricted share units granted on April 11, 2023.

The fair value of the stock options granted to directors and certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimate life of 5.83 years, volatility of 106.59%, risk free interest rate of 3.51% and dividend yield of 0%. The fair value of options of the Company was $838,190 at the grant date. During the three and nine months ended September 30, 2023, the Company recorded $119,865 and $224,095 as share-based compensation expenses.

As of September 30, 2023, non-vested restricted share units granted on April 11, 2023 are as follows:

Non-vested share units as of April 11, 2023
Granted	894,000
Vested	(443,000)
Forfeited	(8,000)
Non-vested share units as of September 30, 2023	443,000

As of September 30, 2023, there was unrecognized stock-based compensation $760,755 associated with the above restricted share units and options granted and nil vested shares were to be issued.

Restricted share units granted and stock ownership program on August 22, 2023

On August 22, 2023, pursuant to the Company’s 2015 Plan, the Compensation Committee granted an aggregate of 40,000 restricted share units and 160,000 options to employees of the Company. The restricted share units will vest semi-annually on October 15, 2023 and April 15, 2023. The fair value of these restricted shares units was $0.88 per share on August 22, 2023. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method. The option exercise price was $0.8681. The shares will be vested semi-annually in 4 equal installments over a 2 year period with the first vesting on February 15, 2025. The options will expire on the 70-month anniversary of the grant date.

The Company recorded non-cash share-based compensation expense of $31,215 for the three and nine months ended September 30, 2023, respectively, in respect of the restricted share units granted on April 11, 2023.

The fair value of the stock options granted to directors and certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimate life of 5.83 years, volatility of 106.34%, risk free interest rate of 4.47% and dividend yield of 0%. The fair value of options of the Company was $56,521 at the grant date. During the three and nine months ended September 30, 2023, the Company recorded $2,954 as share-based compensation expenses.

As of September 30, 2023, non-vested restricted share units granted on August 22, 2023 are as follows:

Non-vested share units as of August 22, 2023
Granted	40,000
Vested	-
Forfeited	-
Non-vested share units as of September 30, 2023	40,000

As of September 30, 2023, there was unrecognized stock-based compensation $74,435 associated with the above restricted share units and options granted and nil vested shares were to be issued.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2023	2,200,044	$1.96	$-	4.7
Exercisable at January 1, 2023	549,958	1.96	$-	4.7

Granted	2,284,000	0.97	-	5.8
Exercised	-	-	-	-
Forfeited	20,000	0.98	-	5.8
Outstanding at September 30, 2023	4,464,044	$1.46	$-	4.5
Exercisable at September 30, 2023	549,958	$1.96	$-	4.0

*	The intrinsic value of the stock options at September 30, 2023 is the amount by which the market value of the Company’s common stock of $0.82 as of September 30, 2023 exceed the average exercise price of the option. As of September 30, 2023, the intrinsic value of the outstanding and exercisable stock options was $nil.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and nine months ended September 30, 2022 and 2023.

25. Income (Loss) Per Share

The following is the calculation of income (loss) per share:

	Three months ended September 30,			Nine months ended September 30,
	2022		2023	2022	2023
Net income (loss)	$(848,728)		$5,764,148	$848,040	$620,439
Less: Net loss attributable to non-controlling interests	848,438		570,644	401,313	1,699,008
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	$(290)		$6,334,792	$1,249,353	$2,319,447

Weighted average shares outstanding – basic (note)	88,996,692		89,473,026	88,900,977	89,171,988
Dilutive unvested restricted stock	-		431,293	22,288	410,413
Weighted average shares outstanding - diluted	88,996,692		89,904,319	88,923,265	89,582,401

Income (loss) per share
- Basic	$(0.00	)*	$0.07	$0.01	$0.03
- Diluted	$(0.00	)*	$0.07	$0.01	$0.03

*	Less than $0.01 per share

Note:	Including 5,834 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued as of September 30, 2022 and 2023.

For the three and nine months ended September 30, 2022, 2,750,002 unvested options and all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

For the three and nine months ended September 30, 2023, 2,750,002 unvested options and all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

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

There was a total of 9,092,499 warrants issued and outstanding as of September 30, 2023.

The fair value of the outstanding warrants was calculated using Binomial Model based on backward induction with the following assumptions:

Warrants issued in the 2020 Financing

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	December 31, 2022	December 31, 2022
Market price per share (USD/share)	$0.99	$0.99
Exercise price (USD/price)	6.46	6.475
Risk free rate	4.7%	4.6%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	0.9 years	1.4 years
Expected volatility	75.6%	82.7%

Appraisal Date	September 30, 2023	September 30, 2023
Market price per share (USD/share)	$0.82	$0.82
Exercise price (USD/price)	6.46	6.46
Risk free rate	5.45%	5.50%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	0.2 years	0.7 years
Expected volatility	55.7%	60.0%

Warrants issued in the 2021 Financing

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	Series A1 December 31, 2022	December 31, 2022
Market price per share (USD/share)	0.99	0.99
Exercise price (USD/price)	7.67	9.204
Risk free rate	4.5%	4.5%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	1.6 years	1.6 years
Expected volatility	80.4%	80.4%

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	Series A1 September 30, 2023	September 30, 2023
Market price per share (USD/share)	0.82	0.82
Exercise price (USD/price)	7.67	9.204
Risk free rate	5.4%	5.4%
Dividend yield	0%	0%
Expected term/ Contractual life (years)	0.9 years	0.9 years
Expected volatility	59.0%	59.0%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2022	September 30, 2023
Balance at the beginning of the year	$5,846,000	$136,000
Warrants issued to institution investors	-	-
Warrants issued to placement agent	-	-
Warrants redeemed	-	-
Fair value change of the issued warrants included in earnings	(5,710,000)	(136,000)
Balance at end of year/ period	136,000	-

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2023	9,092,499	$7.19	1.33
Exercisable at January 1, 2023	9,092,499	$7.19	1.33
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at September 30, 2023	9,092,499	7.19	0.6
Exercisable at September 30, 2023	9,092,499	7.19	0.6

27. Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2022 and September 30, 2023, the Company had the following contracted capital commitments:

	December 31, 2022	September 30, 2023
For construction of buildings	$21,406,584	$5,178,838
For purchases of equipment	4,249,801	257,377,404
Capital injection	137,739,785	234,777,920
Acquisition of long-term investments	-	42,649,990
	$163,396,170	$539,984,152

(ii)	Litigation

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

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. The Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe conducted a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,344,605 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $261,316 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $245,530 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $30,826 (RMB209,312) that CBAK Power has paid. As of December 31, 2022 and September 30, 2023, CBAK Power have not received the final judgement amount totaled $276,356 (RMB 1,876,458) from Shenzhen Huijie. Shenzhen Huijie filed an appellate petition to High Peoples’ Court of Liaoning (“Court of Liaoning”) to appeal the adjudication dated on June 28, 2020. In April 2021, the Court of Liaoning rescinded the original judgement and remanded the case to the Court of Dalian for retrial. On December 21, 2021, the Court of Dalian remanded the case to the Court of Zhuanghe for retrial. Upon receiving the notice from the Court of Liaoning, CBAK Power has accrued the construction cost of $0.9 million (RMB6,135,860) as of September 30, 2023.

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1,613,984 (RMB10,257,030), including equipment cost of $1,427,515 (RMB9,072,000) and interest amount of $186,469 (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB15,120,000 ($2.4 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of September 30, 2023, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.4 million (RMB15,120,000) under capital commitments.

28. Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended September 30, 2022 and 2023 as follows:

	Three months ended September 30,
Sales of finished goods and raw materials	2022		2023
Customer A	$5,935,356	10.3%	$21,227,599	29.5%
Customer B	8,380,509	11.7%	9,097,887	15.8%
Customer C	16,529,769	28.6%	*	*

The Company had the following customers that individually comprised 10% or more of net revenue for the nine months ended September 30, 2022 and 2023 as follows:

	Nine months ended September 30,
Sales of finished goods and raw materials	2022			2023
Customer A	$	*	*	$45,852,359	29.2%
Customer B		24,844,997	12.8%	*	*
Customer C		45,453,981	23.4%	*	*
Zhengzhou BAK Battery Co., Ltd (note 17)		52,064,148	26.8%	22,815,451	14.5%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2022 and September 30, 2023 as follows:

	December 31, 2022		September 30, 2023
Customer A	$4,004,880	18.94%	$6,443,841	16.2%
Zhengzhou BAK Battery Co., Ltd (note 17)	9,156,383	43.3%	15,051,787	37.7%

*	Comprised less than 10% of net trade receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended September 30, 2022 and 2023 as follows:

	Three months ended September 30,
	2022		2023
Supplier A	$5,271,460	10.4%	$	*	*
Supplier D	4,885,560	10.1%		*	*
Supplier E	6,231,067	12.8%		*	*
Supplier F	*	*		6,391,095	13.4%
Zhejiang Shengyang Renewable Resources Technology Co., Ltd (“Shengyang”) (note 13)	5,449,408	10.7%		*	*
Zhengzhou BAK Battery Co., Ltd (note 17)	10,624,282	20.9%		7,554,267	15.85%

The Company had the following suppliers that individually comprised 10% or more of net purchase for the nine months ended September 30, 2022 and 2023 as follows:

	Nine months ended September 30,
	2022		2023
Supplier B	$19,851,008	10.3%	$	*	*
Supplier C	30,906,898	16.1%		15,284,263	13.8%
Zhengzhou BAK Battery Co., Ltd (note 17)	25,743,966	13.4%		*	*

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2022 and September 30, 2023 as follows:

	December 31, 2022		September 30, 2023
Supplier A	$4,064,942	12.50%	$	*	*
Supplier C	*	*		4,710,982	11.9%
Zhengzhou BAK Battery Co., Ltd (note 17)	5,629,343	17.3%		5,405,548	13.7%

*	Comprised less than 10% of net trade payable for the respective period.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2022 and September 30, 2023, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income. Net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income by segment for the three and nine months ended September 30, 2022 and 2023 were as follows:

For the three months ended September 30, 2022	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$25,845,959	$31,875,733	$-	$57,721,692
Cost of revenues	(23,603,029)	(30,658,215)	-	(54,261,244)
Gross profit	2,242,930	1,217,518	-	3,460,448
Total operating expenses	(2,485,812)	(2,352,448)	(104,921)	(4,943,181)
Operating loss	(242,882)	(1,134,930)	(104,921)	(1,482,733)
Finance income (expenses), net	214,947	(134,115)	606,513	687,345
Other income (expenses), net	1,092,252	(2,083,604)	936,000	(55,352)
Income tax credit	-	2,012	-	2,012
Net income (loss)	1,064,317	(3,350,637)	1,437,592	(848,728)

For the three months ended September 30, 2023	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$44,327,653	$19,113,456	$-	$63,441,109
Cost of revenues	(32,629,427)	(18,563,104)	-	(51,192,531)
Gross profit	11,698,226	550,352	-	12,248,578
Total operating expenses	(4,120,379)	(2,577,715)	(261,390)	(6,959,484)
Operating income (loss)	7,577,847	(2,027,363)	(261,390)	5,289,094
Finance (expenses) income, net	(403,599)	(43,435)	3	(447,031)
Other income, net	596,463	5,191	15,000	616,654
Income tax credit	-	305,431	-	305,431
Net income (loss)	7,770,711	(1,760,176)	(246,387)	5,764,148

For the nine months ended September 30, 2022	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$66,582,060	$127,685,590	$-	$194,267,650
Cost of revenues	(60,519,919)	(119,435,621)	-	(179,955,540)
Gross profit	6,062,141	8,249,969	-	14,312,110
Total operating expenses	(8,754,644)	(7,382,703)	(848,268)	(16,985,615)
Operating (loss) income	(2,692,503)	867,266	(848,268)	(2,673,505)
Finance income (expenses), net	405,773	(333,680)	(224)	71,869
Other income (expenses), net	871,588	(2,036,682)	4,699,000	3,533,906
Income tax expenses	-	(84,230)	-	(84,230)
Net (loss) income	(1,415,142)	(1,587,326)	3,850,508	848,040

For the nine months ended September 30, 2023	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$96,163,040	$52,095,640	$-	$148,258,680
Cost of revenues	(77,826,308)	(51,393,408)	-	(129,219,716)
Gross profit	18,336,732	702,232	-	19,038,964
Total operating expenses	(12,190,713)	(7,363,599)	(849,498)	(20,403,810)
Operating income (loss)	6,146,019	(6,661,367)	(849,498)	(1,364,846)
Finance (expenses) income, net	(216,939)	27,850	(159)	(189,248)
Other income, net	817,803	205,104	136,000	1,158,907
Income tax expenses	-	1,015,626	-	1,015,626
Net income (loss)	6,746,883	(5,412,787)	(713,657)	620,439

As of September 30, 2023
Identifiable long-lived assets	98,069,634	44,512,193	-	142,581,827
Total assets	185,396,100	101,394,531	50,438	286,841,069

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
High power lithium batteries used in:
Electric vehicles	$19,688	$402,863	$19,991	$2,358,842
Light electric vehicles	1,146,370	1,114,107	1,906,578	4,230,066
Uninterruptable supplies	24,679,901	42,810,683	64,655,491	89,574,132
	25,845,959	44,327,653	66,582,060	96,163,040
Materials used in manufacturing of lithium batteries
Cathode	11,195,810	10,379,475	66,082,467	31,071,175
Precursor	20,679,923	8,733,981	61,603,123	21,024,465
	31,875,733	19,113,456	127,685,590	52,095,640
Total consolidated revenue	$57,721,692	$63,441,109	$194,267,650	$148,258,680

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Mainland China	$42,538,023	$31,777,754	$157,154,465	$87,662,906
Europe	15,033,148	29,648,334	36,908,248	57,550,138
Others	150,521	2,015,021	204,937	3,045,636
Total	$57,721,692	$63,441,109	$194,267,650	$148,258,680

Substantially all of the Company’s long-lived assets are located in the PRC.

30. Subsequent events

The Company has evaluated subsequent events from September 30, 2023 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“CBAK Trading” are to our PRC subsidiary, Dalian CBAK Trading Co., Ltd.;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd.;

●	“CBAK Suzhou” are to our PRC subsidiary, CBAK New Energy (Suzhou) Co., Ltd.;

●	“CBAK Energy” are to our PRC subsidiary, Dalian CBAK Energy Technology Co., Ltd.;

●	“BAK Investments” are to our Hong Kong subsidiary, BAK Asia Investments Limited;

●	“CBAK Nanjing” are to our PRC subsidiary, CBAK New Energy (Nanjing) Co., Ltd;

●	“Nanjing CBAK” are to our PRC subsidiary, Nanjing CBAK New Energy Technology Co., Ltd.;

●	“Nanjing BFD” are to our PRC subsidiary, Nanjing BFD New Energy Technology Co., Ltd., a company that was formerly known as Nanjing Daxin New Energy Automobile Industry Co., Ltd;

●	“Hitrans” are to our 67.33% owned PRC subsidiary, Zhejiang Hitrans Lithium Battery Technology (we, through CBAK Power, hold 67.33% of registered equity interests of Hitrans, representing 71.38% of paid-up capital. On March 10, 2023, CBAK Power entered into an agreement with Nanjing BFD to transfer the 67.33% equity interests that CBAK Power holds in Hitrans to Nanjing BFD. As of the date of this report, we have suspended the execution of this agreement. CBAK Power continues holding 67.33% equity interests of Hitrans);

●	“Guangdong Hitrans” are to Hitrans’s 80% owned PRC subsidiary, Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd.;

●	“Haisheng” are to Hitrans’s wholly-owned PRC subsidiary, Shaoxing Haisheng International Trading Co., Ltd.;

●	“China” and “PRC” are to the People’s Republic of China;

●	“RMB” are to Renminbi, the legal currency of China;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” is to the Securities Act of 1933, as amended; and

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

We are a manufacturer of new energy high power lithium batteries that are mainly used in light electric vehicles, electric vehicles, electric tools, energy storage (such as uninterruptible power supply (UPS) applications) and other high-power applications. Our primary product offering consists of new energy high power lithium batteries, but we are also seeking to expand into the production and sale of light electric vehicles. After completing the acquisition of 81.56% of registered equity interests (representing 75.57% of paid-up capital) of Hitrans in November 2021, we entered the business of developing and manufacturing NCM precursor and cathode materials. Hitrans is a leading developer and manufacturer of ternary precursor and cathode materials in China, whose products have a wide range of applications including electric vehicles, electric tools, high-end digital products and storage, among others.

We acquired our operating assets, including customers, employees, patents and technologies from our former subsidiary BAK International (Tianjin) Ltd. (“BAK Tianjin”). We acquired these assets in exchange for a reduction in accounts receivable from our former subsidiaries that were disposed of in June 2014.

As of September 30, 2023, we report financial and operational information in two segments: (i) production of high-power lithium battery cells and (ii) manufacture and sales of materials used in high power lithium battery cells.

We currently conduct our business through (i) three wholly-owned operating subsidiaries in China that we own through BAK Asia, an investment holding company formed under the laws of Hong Kong on July 9, 2013; (ii) CBAK Nanjing, a wholly-owned subsidiary in China that we own through BAK Investments, an investment holding company formed under the laws of Hong Kong and acquired by us on July 14, 2020; (iii) Nanjing CBAK, a 100% owned subsidiary of CBAK Nanjing; (iv) Nanjing BFD, a wholly owned subsidiary of CBAK Nanjing; and (v) Hitrans, a subsidiary of CBAK Power, which we own 67.33% of its registered equity interests (representing 71.38% of paid-up capital) through CBAK Power. As of September 30, 2023, our equity interests in Hitrans had reduced to 67.33% as a result of Hitrans’s subsequent equity financings and our transfer of some of our equity interests in Hitrans to certain investors.

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

Financial Performance Highlights for the Quarter Ended September 30, 2023

The following are some financial highlights for the quarter ended September 30, 2023:

●	Net revenues: Net revenues increased by $5.7 million, or 10%, to $63.4 million for the three months ended September 30, 2023, from $57.7 million for the same period in 2022.

●	Gross profit: Gross profit was $12.2 million, representing an increase of $8.8 million, for the three months ended September 30, 2023, from gross profit of $3.5 million for the same period in 2022.

●	Operating income (loss): Operating income was $5.3 million for the three months ended September 30, 2023, reflecting an increase in income of $6.8 million from an operating loss of $1.5 million for the same period in 2022.

●	Net income (loss): Net income was $5.8 million for the three months ended September 30, 2023, compared to a net loss of $0.8 million for the same period in 2022.

●	Fully diluted income per share: Fully diluted income per share was $0.07 for the three months ended September 30, 2023, as compared to fully diluted income per share of $0.00 for the same period in 2022.

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2023

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Change
	2022	2023	$	%
Net revenues	$57,722	63,441	5,719	10%
Cost of revenues	(54,262)	(51,193)	3,069	-6%
Gross profit	3,460	12,248	8,788	254%
Operating expenses:
Research and development expenses	2,385	2,578	193	8%
Sales and marketing expenses	835	1,116	281	34%
General and administrative expenses	1,866	3,241	1,375	74%
(Recovery) provision of doubtful accounts	(143)	24	167	-117%
Total operating expenses	4,943	6,959	2,016	41%
Operating (loss) income	(1,483)	5,289	6,772	-457%
Finance income (expense), net	687	(447)	(1,134)	-165%
Other (expense) income, net	(991)	602	1,593	-161%
Change in fair value of warrants liability	936	15	(921)	-98%
Income (loss) before income tax	(851)	5,459	6,310	-741%
Income tax (expense) credit	2	305	303	15,150%
Net income (loss)	(849)	5,764	6,613	-779%
Less: Net loss attributable to non-controlling interests	848	571	(277)	-33%
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	$(1)	6,335	6,336	-633,600%

Net revenues. Net revenues increased by $5.7 million, or 10%, to $63.4 million for the three months ended September 30, 2023, from $57.7 million for the same period in 2022.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended September 30,		Change
	2022	2023	$	%
High power lithium batteries used in:
Electric vehicles	$20	403	383	1,915%
Light electric vehicles	1,147	1,114	(33)	-3%
Uninterruptable supplies	24,679	42,810	18,131	73%
	25,846	44,327	18,481	72%
Materials used in manufacturing of lithium batteries
Cathode	11,195	10,380	(815)	-7%
Precursor	20,681	8,734	(11,947)	-58%
	31,876	19,114	(12,762)	-40%
Total	$57,722	63,441	5,719	10%

Net revenues from sales of batteries for electric vehicles were $0.4 million for the three months ended September 30, 2023 as compared to nil in the same period of 2022, representing an increase of $0.4 million.

Net revenues from sales of batteries for light electric vehicles were $1.1 million for the three months ended September 30, 2023 and 2022.

Net revenues from sales of batteries for uninterruptable power supplies were $42.8 million in the three months ended September 30, 2023, as compared with $24.7 million in the same period in 2022, representing an increase of $18.1 million, or 73%. The significant growth was attributed to the ongoing surge in orders we had received from our major existing clients.

Net revenues from sales of materials used in manufacturing of lithium batteries were $19.1 million for the three months ended September 30, 2023, as compared to $31.9 million for the same period of 2022. This primarily resulted from a rapid decrease in raw material prices during 2023, which led to significant downward pressure on the pricing of our battery material products.

Cost of revenues. Cost of revenues decreased to $51.2 million for the three months ended September 30, 2023, as compared to $54.3 million for the same period in 2022, a decrease of $3.1 million, or 6%. The decrease in cost of revenues resulted from significant decrease of materials sales from our battery materials segment. The cost of revenues includes written down of obsolete inventories of $0.5 million for the three months ended September 30, 2023, as compared to write down of obsolete inventories of $0.3 million for the same period in 2022. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the three months ended September 30, 2023 was $12.2 million, or 19.3% of net revenues as compared to gross profit of $3.5 million, or 6.0% of net revenues, for the same period in 2022. The significant increase of gross profit was corresponded to our higher profit from batteries segment.

Research and development expenses. Research and development expenses increased to approximately $2.6 million for the three months ended September 30, 2022, as compared to approximately $2.4 million for the same period in 2022, a slight increase of $0.2 million, or 8%. The increase primarily resulted from salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK and Hitrans and compensation expenses incurred for restricted share units and options granted to our employees on April 11, 2023 and August 22, 2023. We incurred $1.4 million in salaries and social insurance cost (including share-based compensation) during the three months ended September 30, 2023 compared to $1.1 million during the three months ended September 30, 2022.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $1.1 million for the three months ended September 30, 2023, as compared to approximately $0.8 million for the same period in 2022, an increase of approximately $0.3 million, or 34%. As a percentage of revenues, sales and marketing expenses were 1.76% and 1.45% for the three months ended September 30, 2023 and 2022, respectively. The increase mainly resulted from an increase of $0.3 million in marketing expenses, as compared to the three months ended September 30, 2022. We have expanded our marketing efforts since the beginning of 2023 after the lift of travel restrictions and quarantine requirements.

General and administrative expenses. General and administrative expenses increased to $3.2 million, or 5.1% of revenues, for the three months ended September 30, 2023, as compared to $1.9 million, or 3.2% of revenues, for the same period in 2022, representing an increase of $1.4 million, or 74%. The increase primarily resulted from salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK and Hitrans and compensation expenses incurred for restricted share units and options granted to our employees on April 11, 2023 and August 22, 2023. We incurred $1.6 million in salaries and social insurance cost (including share-based compensation) during the three months ended September 30, 2023 compared to $1.0 million during the three months ended September 30, 2022. With the expansion of Nanjing CBAK, our operating expenses and consultancy expenses increased by $0.7 million to $1.2 million for the three months ended September 30, 2023 compared to $0.5 million for the three months ended September 30, 2022

Provision for (recovery of) doubtful accounts. Provision of doubtful accounts was $24,623 for the three months ended September 30, 2023, as compared to a reversal of provision $142,966 for the same period in 2022. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating income (loss). As a result of the above, our operating income totaled $5.3 million for the three months ended September 30, 2023, as compared to $1.5 million operating loss for the same period in 2022, representing an increase of $6.8 million, or 457%.

Finance income (expenses), net. Finance expenses, net was $0.4 million for the three months ended September 30, 2023, as compared to finance income, net of $0.7 million for the same period in 2022, representing an increase of $1.1 million in expenses. The finance expenses increase was mainly resulted from interest on average balances of bank borrowings and changes to exchange rates. We capitalized interest on bank borrowings of $0.3 million and nil to the cost of construction in progress for the three months ended September 30, 2023 and 2022, respectively.

Other income (expenses), net. Other income was $0.6 million for the three months ended September 30, 2023, as compared to other expenses of $1.0 million for the same period in 2022. The other income increase was mainly due to $0.7 million generated from batteries development for the three months ended September 30, 2023, while the other expenses were mainly related to a $2.1 million loss from dismantlement of Hitrans buildings partially offset by $0.6 million debts release from our suppliers during the three months ended September 30, 2022.

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

Income tax credit (expenses). Income tax credit was $305,431 for the three months ended September 30, 2023 compared to an income tax expense of $2,012 for the three months ended September 30, 2022.

Net income (loss). As a result of the foregoing, we had a net income of $5.8 million for the three months ended September 30, 2023, compared to net loss of $0.9 million for the same period in 2022.

Comparison of Nine Months Ended September 30, 2022 and 2023

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Change
	2022	2023	$	%
Net revenues	194,268	148,259	(46,009)	-24%
Cost of revenues	(179,956)	(129,220)	50,736	-28%
Gross profit	14,312	19,039	4,727	-33%

Operating expenses:
Research and development expenses	7,998	8,014	16	0%
Sales and marketing expenses	2,362	2,801	439	19%
General and administrative expenses	6,557	9,303	2,746	42%
Provision for doubtful accounts	69	286	217	314%
Total operating expenses	16,986	20,404	3,418	20%
Operating loss	(2,674)	(1,365)	1,309	-49%
Finance income (expense), net	72	(189)	(261)	-363%
Other (expenses) income, net	(1,165)	1,023	2,188	-188%
Change in fair value of warrants liability	4,699	136	(4,563)	-97%
Income (loss) before income tax	932	(395)	(1,327)	-142%
Income tax (expense) credit	(84)	1,015	1,099	-1,308%
Net income	848	620	(228)	-27%
Less: Net loss attributable to non-controlling interests	401	1,699	1,298	324%
Net income attributable to shareholders of CBAK Energy Technology, Inc.	1,249	2,319	1,070	86%

Net revenues. Net revenues decreased by $46.0 million, or 24%, to $148.3 million for the nine months ended September 30, 2022, from $136.5 million for the same period in 2022.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Nine months ended September 30,		Change
	2022	2023	$	%
High power lithium batteries used in:
Electric vehicles	$20	2,359	2,339	11,695%
Light electric vehicles	1,907	4,230	2,323	122%
Uninterruptable supplies	64,655	89,574	24,919	39%
	66,582	96,163	29,581	44%
Materials used in manufacturing of lithium batteries
Cathode	66,083	31,071	(35,012)	-53%
Precursor	61,603	21,025	(40,578)	-66%
	127,686	52,096	(75,590)	-59%
Total	$194,268	$148,259	(46,009)	-24%

Net revenues from sales of batteries for electric vehicles were $2.4 million for the nine months ended September 30, 2023 as compared to nil in the same period of 2022, representing an increase of $2.3 million. This was partly because our batteries now have improved features and higher quality, making them more attractive to electric vehicle manufacturers. Additionally, the downstream market for electric vehicles continued to grow in 2023, leading to an increase in demand for EV battery products. As a result, we were able to secure more orders and increase our sales volume.

Net revenues from sales of batteries for light electric vehicles were $4.2 million for the nine months ended September 30, 2023, as compared to $1.9 million in the same period of 2022, marking an increase of $2.3 million, or 122%. We will continue to penetrate the market for batteries used in light electric vehicles.

Net revenues from sales of batteries for uninterruptable power supplies were $89.6 million in the nine months ended September 30, 2023, as compared with $64.7 million in the same period in 2022, representing an increase of $24.9 million, or 39%.

Net revenues from sales of materials used in manufacturing of lithium batteries were $52.1 million for the nine months ended September 30, 2023, as compared to $127.7 million for the same period of 2022. This primarily resulted from a rapid decrease in raw material prices during 2023, which led to significant downward pressure on the pricing of our battery material products.

Cost of revenues. Cost of revenues decreased to $129.2 million for the nine months ended September 30, 2023, as compared to $180.0 million for the same period in 2022, a decrease of $50.7 million, or 28%. The decrease in cost of revenues resulted from significant decrease of materials sales from our battery materials segment. The cost of revenues includes written off of obsolete inventories of $2.1 million for nine months ended September 30, 2023, as compared to $1.2 million for the same period in 2022. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the nine months ended September 30, 2023 was $19.0 million, or 12.84% of net revenues as compared to gross profit of $4.3 million, or 7.4% of net revenues, for the same period in 2022.

Research and development expenses. Research and development expenses increased slightly to approximately $8.0 million for the nine months ended September 30, 2023, as compared to approximately $7.9 million for the same period in 2022.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $2.8 million for the nine months ended September 30, 2023, as compared to approximately $2.4 million for the same period in 2022, an increase of approximately $0.4 million, or 19%. As a percentage of revenues, sales and marketing expenses were 1.9% and 1.2% for the nine months ended September 30, 2023 and 2022, respectively. The increase mainly resulted from an increase of $0.5 million in marketing expenses, as compared to the nine months ended September 30, 2022. We have expanded our marketing effort since the beginning of 2023 after the lift of travel restrictions and quarantine requirements, including hosting the Company’s inaugural corporate open day on June 28, 2023.

General and administrative expenses. General and administrative expenses increased to $9.3 million, or 6.3% of revenues, for the nine months ended September 30, 2023, as compared to $6.6 million, or 3.4% of revenues, for the same period in 2022, representing an increase of $2.7 million, or 42%.The increase primarily resulted from salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK and Hitrans and compensation expenses incurred for restricted share units and options granted to our employees on April 11, 2023 and August 22, 2023. We incurred $4.7 million in salaries and social insurance cost (including share-based compensation) during the nine months ended September 30, 2023 compared to $3.2 million during the nine months ended September 30, 2022. With the expansion of Nanjing CBAK, our operating expenses and consultancy expenses increased by $1.2 million to $3.0 million for the nine months ended September 30, 2023 compared to $1.8 million for the nine months ended September 30, 2022.

Provision for doubtful accounts. Provision for doubtful accounts was $0.3 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $1.4 million for the nine months ended September 30, 2023, as compared to $2.7 million of operating loss for the same period in 2022, representing a decrease of $1.3 million, or 49%.

Finance (expenses) income, net. Finance expense, net was $0.2 million for the nine months ended September 30, 2023, as compared to finance income, net of $0.1 million for the same period in 2022, representing an expense decrease of $0.3 million. The finance income increase was mainly resulted from a decrease in interest expenses on bank borrowings and changes to exchange rates. We capitalized interest on bank borrowings of $0.6 million to the cost of construction in progress for the nine months ended September 30, 2023.

Other income (expenses), net. Other income was $1.0 million for the nine months ended September 30, 2023 as compared to other expenses, net $1.2 million for the nine months ended September 30, 2022, respectively. The difference was mainly resulted from the $2.7 million loss from dismantlement of Hitrans’s buildings and disposal of assets in the nine months ended September 30, 2022..

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

Income tax credit (expense). Income tax credit was $1.0 million for the nine months ended September 30, 2023 compared to an income tax expenses of $84,230 for the nine months ended September 30, 2022.

Net income (loss). As a result of the foregoing, we had a net income of $0.6 million for the nine months ended September 30, 2023, compared to net income of $0.8 million for the same period in 2022.

Liquidity and Capital Resources

We had financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock and other equity-linked securities.

As of September 30, 2023, we had cash and cash equivalents of $45.7 million. Our total current assets were $136.3 million and our total current liabilities were $161.3 million as of September 30, 2023, resulting in a net working capital deficit of $25.0 million.

As of September 30, 2023, we had an accumulated deficit of $129.6 million. We had an accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of September 30, 2023. These factors raise substantial doubts about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2022 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern.

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

In January 2023, we renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. The facility was secured by our land use rights and buildings. Under the facility, we have borrowed RMB148.5 million (approximately $20.4 million) as of September 30, 2023, bearing interest at 3.65% per annum expiring through February to May 2024.

On April 19, 2021, we obtained five-year acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB84.4 million (approximately $11.6 million). Any amount drawn under the facilities requires security in the form of cash or bank acceptance bills receivable of at least the same amount. Under the facilities, as of December 31, 2021, we borrowed a total of RMB10 million (approximately $1.4 million) from Bank of Ningbo Co., Ltd in the form of bills payable for a various term expiring from January to February 2022, which was secured by our cash totaling RMB10 million (approximately $1.4 million). We repaid the bills in January to February 2022.

On March 21, 2022, we renewed the above acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB71.6 million ($9.9 million) with other terms remain the same. Under the facilities, as of December 31, 2022 and September 30, 2023, we borrowed a total of RMB15.9 million (approximately $2.3 million) and RMB43.4 million (approximately $6.0 million), respectively, in the form of bills payable for various terms expiring from October 2023 to February 2024, which was secured by our cash totaling RMB15.9 million (approximately $2.3 million) and RMB43.4 million (approximately $6.0 million), respectively.

On January 17, 2022, we obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. We borrowed RMB10 million (approximately $1.4 million) on January 20, 2022 for a term until January 16, 2023. We repaid RMB10 million (approximately $1.4 million) early on January 5, 2023. On January 6, 2023, we borrowed a one-year term loan of RMB10 million (approximately $1.4 million) for a period of one year to January 4, 2024, bearing interest at 120% of benchmark rate of the PBOC for short-term loans, which is 3.85% per annum, while other terms and guarantee remain the same.

On February 9, 2022, we obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We borrowed RMB10 million (approximately $1.4 million) on February 17, 2022 for a term until January 28, 2023. We repaid RMB10 million (approximately $1.4 million) on January 16, 2023. On January 17, 2023, we borrowed a one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 129% of benchmark rate of PBOC for short-term loans, which is 4.70% per annum. for a term until January 13, 2024.

On March 8, 2022, we obtained a one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 5.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and our CEO, Mr. Yunfei Li. We borrowed RMB10 million (approximately $1.4 million) on the same date. On May 17, 2022, we repaid the loan principal and related loan interests early.

On April 28, 2022, we obtained a three-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB12 million (approximately $1.7 million) with the term from April 21, 2022 to April 21, 2025. The facility was guaranteed by our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, we borrowed RMB10 million (approximately $1.5 million) on April 29, 2022, bearing interest at 3.95% per annum for a term until April 29, 2023. We repaid RMB10 million (approximately $1.4 million) on April 19, 2023. On April 20, 2023, we borrowed another one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 102.5% of benchmark rate of PBOC for short-term loans, which is 3.90% per annum for a term until April 19, 2024.

On June 22, 2022, we obtained another one-year term facility from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 4.5% per annum. The facility was guaranteed by 100% equity in CBAK Power held by BAK Asia and our CEO, Mr. Yunfei Li. We borrowed RMB10 million (approximately $1.4 million) on the same date for a term until June 21, 2023. On November 10, 2022, we repaid the loan principal and the related loan interests early.

On September 25, 2022, we entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.3 million) bearing interest rate at 4.81% per annum. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We borrowed RMB9 million (approximately $1.3 million) on September 27, 2022 for a term until September 24, 2023. We repaid the loan on September 24, 2023.

We entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.2 million) bearing interest rate at 4.6% per annum for a period from September 24, 2023 to August 31, 2024. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We borrowed RMB9 million (approximately $1.2 million) on September 27, 2023 for a term until September August 31, 2024.

On November 8, 2022, we entered into a short-term loan agreement with China CITIC Bank Shaoxing Shengzhong Branch to August 9, 2023 with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 4.35% per annum. We borrowed RMB10 million (approximately $1.4 million) on the same date. We have repaid RMB5 million (approximately $0.7 million), RMB0.2 million (approximately $0.1 million) and RMB4.8, million (approximately $0.7 million) on November 16, 2022, December 27, 2022 and August 9, 2023, respectively. We entered into another short-term loan agreement with China CITIC Bank Shaoxing Branch for a one-year short-term loan agreement with a maximum amount of RMB0.2 million (approximately $0.1 million) for December 27, 2022 to December 27, 2023, bearing interest rate at 4.20% per annum. We entered into another loan agreement with China CITIC Bank Shaoxing Shengzhong Branch for a short-term loan of RMB4.8 million (approximately $0.7 million) from August 10, 2023 to May 2, 2024, bearing interest rate at 4.3% per annum. We borrowed RMB4.8 million (approximately $0.7 million) on the same date.

On December 9, 2022, we obtained a RMB5 million (approximately $0.7 million) letter of credit from China CITIC Bank Shaoxing Shengzhong Branch for a period to October 30, 2024 for settlement of Hitrans purchase. We utilized RMB1.5 million (approximately $0.2 million) letter of credit at an interest rate of 2.7% for a period of one year to January 5, 2024.

On January 7, 2023, we obtained a two-year term facility from Postal Savings Bank of China, Nanjing Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by our CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. We borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum. We repaid the above early on June 15, 2023. On June 27, 2023, we entered into another loan agreement for one year from June 27, 2023 to June 26, 2024 under the two-year term facility for a maximum loan amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.85% pr annum. We borrowed RMB10 million (approximately $1.4 million) on the same date. The loan was guaranteed by our CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd.

On March 29, 2023, we and Bank of China Dalian Jinpu New Area Branch entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. We borrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by our buildings in Dalian.

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

On July 31, 2023, we obtained a three-year term facility from Bank of China Gaochun Branch, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from July 31, 2023 to July 30, 2026. The facility was guaranteed by our CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, we borrowed RMB10 million (approximately $1.4 million) on July 31, 2023, bearing interest rate at 3.95% per annum.

On August 3, 2023, we and Bank of China Dalian Jinpu New Area Branch entered into a short term loan agreement for one year from August 3, 2023 to August 2, 2024 for a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.55% per annum. We borrowed RMB10 million (approximately $1.4 million) on the same date. The loan was secured by our buildings in Dalian.

We borrowed a series of acceptance bills from Agricultural Bank of China Nanjing Gaochung Branch totaling RMB5.3 million (approximately $0.7 million) for various terms expiring in October 2023 to December 2023, which was secured by our cash totaling RMB5.3 million (approximately $0.7 million).

We borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaling RMB83.5 million (approximately $11.5 million) for various terms through January to March 2024, which was secured by our cash totaling RMB83.5 million (approximately $11.5 million).

We borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB83.0 million (approximately $11.4 million) for various terms through January to March 2024, which was secured by our cash totaling RMB51.8 million (approximately $7.1 million) and our bills receivable totaling RMB28.2 million (approximately $3.9 million).

We borrowed a series of acceptance bills from Shaoxing Branch of Bank of Communications Co., Ltd totaling RMB7.0 million (approximately $0.9 million) for various terms ending through October 2023, which was secured by our cash totaling RMB3.5 million (approximately $0.5 million) land use rights and buildings in Zhejiang.

We borrowed a series of acceptance bills from China Merchants Bank Dalian Branch totaling RMB25.8 million (approximately $3.5 million) for various terms through October to December 2023, which was secured by our cash totaling RMB25.8 million (approximately $3.5 million).

We borrowed a series of acceptance bills from Bank of China Dalian Jinzhou Branch totaling RMB35.2 million (approximately $4.8 million) for various terms through September to December 2023, which was secured by our cash totaling RMB35.2 million (approximately $4.8 million).

We borrowed a series of acceptance bills from Jiangsu Gaochun Rural Commercial Bank totaling RM24.8 million (approximately $3.4 million) for various terms through March 2024, which was secured by our cash totaling RMB24.8 million (approximately $3.4 million).

We borrowed a series of acceptance bills from China CITIC Bank Shaoxing Shengzhong Branch totaling RMB44.1 million (approximately $6.1 million) for various terms through October 2023 to March 2024, which was secured by our cash totaling RMB35.8 million (approximately $4.9 million) and bills receivable totaling RMB8.5 million (approximately $1.2 million).

As of September 30, 2023, we had unutilized committed banking facilities of $8.2 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2022	2023
Net cash provided by operating activities	$16,695	$20,745
Net cash used in investing activities	(9,923)	(28,737)
Net cash provided by financing activities	12,401	18,525
Effect of exchange rate changes on cash and cash equivalents	(3,890)	(2,201)
Net increase in cash and cash equivalents and restricted cash	15,283	8,332
Cash and cash equivalents and restricted cash at the beginning of period	26,354	37,356
Cash and cash equivalents and restricted cash at the end of period	$41,637	$45,688

Operating Activities

Net cash provided by operating activities was $20.7 million in the nine months ended September 30, 2023. The net cash provided by operating activities for the nine months ended September 30, 2023 was mainly attributable to our net income of $10.4 million (before non-cash depreciation and amortization, provision for of doubtful debts, write-down of inventories, share-based compensation, and change in fair value of warrant liability), an increase of $24.9 million of trade and bills payables, a decrease of $7.8 million of inventories, a decrease of $5.1 million of trade receivable from our former subsidiary offset by an increase of trade and bills receivable of $20.5 million, an increase of prepayments and other receivables of $1.8 million and an increase of $3.8 million of accrued expenses and other payables.

Net cash provided by operating activities was $16.7 million in the nine months ended September 30, 2022 was mainly attributable to our net income of $5.9 million (before loss on disposal of property, plant and equipment, non-cash depreciation and amortization, recovery of doubtful debts, write-down of inventories, share-based compensation and change in fair value of warrant liability), a decrease of $24.4 million in trade and bills receivables, a decrease of $6.8 million of prepayments and other receivables, an increase of $29.0 million in inventory and an increase of $4.7 million receivable from our former subsidiary, partially offset by $13.1 million decrease of trade and bills payables.

Investing Activities

Net cash used in investing activities was $28.7 million for the nine months ended September 30, 2023, as compared to $9.9 million in the same period of 2022. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress $24.9 million and $3.8 million on deposit paid for acquisition of long-term investments. Net cash used in investing activities was $9.9 million for the nine months ended September 30, 2022, comprised of the purchases of property, plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $18.5 million in the nine months ended September 30, 2023. The net cash provided by financing activities for the nine months ended September 30, 2023 was mainly attributable to $36.4 million advances from bank borrowings offset by repayment of bank borrowings of $16.6 million and $0.8 million repayment on finance lease.

Net cash provided by financing activities was $12.4 million in the nine months ended September 30, 2022. The net cash provided by financing activities in the nine months ended September 30, 2022 mainly comprised proceeds of $12-.0 million from bank borrowings, $1.5 million borrowings from shareholders and $1.5 million borrowings from unrelated parties and $1.4 million injection from non-controlling interests, partially offset by repayment of bank borrowings of $1.5 million and repayment of borrowings from Mr. Ye Junnan of $3.8 million.

As of September 30, 2023, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Shaoxing Branch of Bank of Communications Co., Ltd	$21,026	$20,408
Industrial and Commercial Bank of China Nanjing Gaochun Branch	1,649	1,375
Postal Savings Bank of China Nanjing Gaochun Branch	1,375	1,375
	24,050	23,158

Short-term credit facilities:
China CITIC Bank Shaoxing Shengzhong Branch	687	687
Jiangsu Gaochun Rural Commercial Bank	2,611	2,611
Agricultural Bank of China Nanjing Gaochung Branch	1,375	1,375
Bank of China Dalian Jinpu New Area Branch	2,062	2,062
Bank of China Gaochun Branch	1,374	1,374
Bank of Nanjing Gaochun Branch	1,375	1,375
China Zheshang Bank Co., Ltd Shangyu Branch	549	549
Bank of Jilin Co., Ltd	6,872	-
	16,905	10,033

Other lines of credit:
Shaoxing Branch of Bank of Communications Co., Ltd	968	968
Agricultural Bank of China Nanjing Gaochun Branch	729	729
Jiangsu Gaochun Rural Commercial Bank	3,403	3,403
Bank of Ningbo. Nanjing Gaochun Branch	5,966	5,966
China Zheshang Bank Co., Ltd Shangyu Branch	11,405	11,405
China Merchants Bank Co., Ltd, Dalian Development Zone Branch	3,534	3,534
Bank of China Dalian Jinzhou Branch	4,833	4,833
China Zheshang Bank Co. Ltd Shenyang Branch	11,473	11,473
China CITIC Bank Shaoxing Shengzhong Branch	6,752	6,272
	49,063	48,583
Total	$90,018	$81,774

Capital Expenditures

We incurred capital expenditures of $24.9 million and $9.8 million in the nine months ended September 30, 2023 and 2022, respectively. Our capital expenditures were used primarily to construct or upgrade our Dalian, Nanjing and Zhejiang facilities.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2023.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on April 14, 2023, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified the following material weakness in our internal control over financial reporting:

●	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

●	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

●	We are in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience. Ms. Xiangyu Pei was appointed by the Board of Directors of the Company as the Interim Chief Financial Officer on August 23, 2019. Ms. Xiangyu Pei resigned as our Interim Chief Financial Officer on August 22, 2023 but has continued to serve in the Company’s finance department and on the board of director, and Mr. Jiewei Li was appointed as the Company’s Chief Financial Officer on August 22, 2023.

●	We have regularly offered our financial personnel trainings on internal control and risk management. We have regularly provided trainings to our financial personnel on U.S. GAAP accounting guidelines. We plan to continue to provide trainings to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information set forth in Note 27 “Commitments and Contingencies—(ii) Litigation” to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.

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

Date: November 9, 2023

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

By:	/s/ Jiewei Li
Jiewei Li
Chief Financial Officer