Form 10-K
period 2023-12-31
CBAK Energy Technology, Inc.
filed 2024-03-15
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $1.22 per share) was approximately $95.2 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 89,919,190 shares of the registrant’s common stock outstanding as of March 14, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CBAK ENERGY TECHNOLOGY, INC.

Annual Report on Form 10-K

i

INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“CBAK New Energy” are to our PRC subsidiary, Dalian CBAK New Energy Co., Ltd., a company that was previously named Dalian CBAK Trading Co., Ltd. until December 12, 2023;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd.;

●	“CBAK Shangqiu” are to our PRC subsidiary, CBAK New Energy (Shangqiu) Co., Ltd.;

●	“CBAK Suzhou” are to our 90% owned PRC subsidiary, CBAK New Energy (Suzhou) Co., Ltd.;

●	“CBAK Energy” are to our PRC subsidiary, Dalian CBAK Energy Technology Co., Ltd.;

●	“BAK Investments” are to our Hong Kong subsidiary, BAK Asia Investments Limited;

●	“CBAK Nanjing” are to our PRC subsidiary, CBAK New Energy (Nanjing) Co., Ltd;

●	“Nanjing CBAK” are to our PRC subsidiary, Nanjing CBAK New Energy Technology Co., Ltd.;

●	“Nanjing BFD” are to our PRC subsidiary, Nanjing BFD New Energy Technology Co., Ltd., a company that was previously named Nanjing Daxin New Energy Automobile Industry Co., Ltd. until February 24, 2023;

●	“Hitrans Holdings” are to our Cayman Islands subsidiary, Hitrans Holdings Co., Ltd., a company that was previously named CBAK Energy Technology, Inc. until February 29, 2024;

●	“Nacell Holdings” are to our Hong Kong subsidiary, Hong Kong Nacell Holdings Company Limited;

●	“CBAK Energy Investments” are to our Cayman Islands subsidiary, CBAK Energy Investments Holdings;

●	“CBAK Energy Lithium Holdings” are to our Cayman Islands subsidiary, CBAK Energy Lithium Battery Holdings Co., Ltd., a company that was previously named Hitrans Holdings until February 29, 2024;

●	“Hitrans” are to our 67.33% owned PRC subsidiary, Zhejiang Hitrans Lithium Battery Technology (we hold 67.33% of registered equity interests of Hitrans, representing 72.99% of paid-up capital), through CBAK Power previously. On March 10, 2023, CBAK Power entered into an agreement with Nanjing BFD to transfer the 67.33% equity interests CBAK Power holds in Hitrans to Nanjing BFD. As of the date of this report, the registration of the equity transfer with the local government is still in process. Following the transaction, Nanjing BFD shall become the controlling shareholder of Hitrans, while CBAK Power no longer holds any of Hitrans’s equity interests.

●	“Haisheng” are to Hitrans’s wholly-owned PRC subsidiary, Shaoxing Haisheng International Trading Co., Ltd.;

●	“RMB” are to Renminbi, the legal currency of China;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

There are significant legal and operational risks and uncertainties associated with having substantially all operations in China. The PRC government has significant authority to exert influence on the ability of a company with substantial operations in China, like us, to conduct its business, accept foreign investments or be listed on a U.S. stock exchange. For example, we face risks associated with PRC regulatory approvals of offshore offerings, anti-monopoly regulatory actions, cybersecurity and data privacy, as well as with U.S. regulations, for instance, the risk relating to lack of inspection from the U.S. Public Company Accounting Oversight Board, or PCAOB, on our auditors, which is further discussed below under “—The Holding Foreign Companies Accountable Act” and in various risk factors in “Item 1A. Risk Factors.” The PRC government may also intervene with or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government publishes from time to time new policies that can significantly affect our industry in which we operate and we cannot rule out the possibility that it will not in the future further release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Any such action, once taken by the PRC government, could cause the value of our common stock to significantly decline or in extreme cases, become worthless.

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

The PRC government has initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity (“VIE”) structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We do not believe that our subsidiaries in China are directly subject to these regulatory actions or statements, as we have not carried out any monopolistic behavior, we have never adopted a VIE structure, and our business does not involve any restricted industry or implicate cybersecurity.

For additional information, see “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we conduct our business activities. Its oversight and discretion over our business could result in a material adverse change in our operations and the value of our common stock. Changes in laws, regulations and policies in China and uncertainties with respect to the PRC legal system could materially and adversely affect us. In addition, rules and regulations in China can change quickly” on page 17, “Risk Factors—Risks Related to Doing Business in China—Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice” on page 19 and Risk Factors—Risks Related to Doing Business in China—There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations” on page 20.

The Holding Foreign Companies Accountable Act

In December 2021, the SEC adopted rules (the “Final Rules”) to implement the Holding Foreign Companies Accountable Act (the “HFCAA”). The HFCAA includes requirements for the SEC to identify issuers who file annual reports with audit reports issued by independent registered public accounting firms located in foreign jurisdictions that the Public Company Accounting Oversight Board (“PCAOB”) is unable to inspect or investigate completely because of a position taken by a non-U.S. authority in the accounting firm’s jurisdiction (“Commission-Identified Issuers”). The HFCAA also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s independent registered public accounting firm for three consecutive years since 2021, the SEC shall prohibit the issuer’s securities registered in the United States from being traded on any national securities exchange or over-the-counter markets in the United States. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, and on December 29, 2022, legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, including our former auditor, Centurion ZD CPA & Co. In May 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we were not identified as a Commission-Identified Issuer after we filed on April 15, 2023 the annual report on Form 10-K for the fiscal year ended December 31, 2022 and do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this annual report on Form 10-K. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. Our current auditor, ARK Pro CPA & CO, is headquartered in Hong Kong. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were so identified for two consecutive years, we would become subject to the prohibition on trading under the HFCAA, as amended.

For additional information, see “Risk Factor—Risks Related to Doing Business in China—The PCAOB had historically been unable to inspect our former auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our former auditor in the past has deprived our investors of the benefits of such inspections. Our common stock may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of our common stock, or the threat of its being delisted, may materially and adversely affect the value of your investment.” on page 16.

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

For additional information, see “Risk Factor—Risks Related to Doing Business in China—The PRC government has increasingly strengthened oversight in offerings conducted overseas or on foreign investment in China-based issuers, which could result in a material change in our operations and our common stock could decline in value or become worthless.” on page 17.

v

Cash and Asset Flows Through Our Organization

Under relevant PRC laws and regulations, we are permitted to provide funding from the proceeds of our overseas fund raising activities to our PRC subsidiaries only through loans or capital contributions. In the fiscal years ended December 31, 2022 and 2023, we transferred nil and $0.2 million to our PRC subsidiaries as capital contribution, respectively. As of December 31, 2023, CBAK Energy Technology, Inc., the Nevada issuer, had made cumulative capital contributions of $138.64 million to our existing PRC subsidiaries, which were accounted as long-term investments by us.

Before Hitrans was acquired by us in November 2021, it declared dividends twice. In January 2020, Hitrans declared dividends for the years ended December 31, 2018 and 2019. A dividend of $2,958,048 was declared and paid to its shareholder Zhejiang Meidu Graphene Technology Co., Ltd. For other shareholders, a total dividend of $2,480,944 was declared in January 2020 but remains unpaid as of the date of this report. In March 2018, Hitrans declared a dividend of $1,333,135 for the year ended December 31, 2017, among which $533,254 was paid in July 2018 and the remaining $799,881 was paid in 2019. Except for the above dividends, we and our PRC subsidiaries have not previously declared or paid any cash dividend or dividend in kind, and have no plan to declare or pay any dividends in the near future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

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

For additional information, see “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we conduct our business activities. Its oversight and discretion over our business could result in a material adverse change in our operations and the value of our common stock. Changes in laws, regulations and policies in China and uncertainties with respect to the PRC legal system could materially and adversely affect us. In addition, rules and regulations in China can change quickly” On page 17 and “Risk Factors—Risks Related to Doing Business in China—PRC regulation of loans to, and direct investment in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent CBAK Energy Technology, Inc. from making additional capital contributions or loans to its PRC subsidiaries” on page 22.

Summary of Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of significant risk factors and uncertainties that may affect our business, which are discussed in more detail below under “Item 1A. Risk Factors” included in this Annual Report on Form 10-K:

●	The PCAOB had historically been unable to inspect our former auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our former auditor in the past has deprived our investors of the benefits of such inspections. Our common stock may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of our common stock, or the threat of its being delisted, may materially and adversely affect the value of your investment.

●	The PRC government exerts substantial influence over the manner in which we conduct our business activities. Its oversight and discretion over our business could result in a material adverse change in our operations and the value of our common stock. Changes in laws, regulations and policies in China and uncertainties with respect to the PRC legal system could materially and adversely affect us. In addition, rules and regulations in China can change quickly with little advance notice.

●	The PRC government has increasingly strengthened oversight in offerings conducted overseas or on foreign investment in China-based issuers, which could result in a material change in our operations and our common stock could decline in value or become worthless.

●	Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	CBAK Energy Technology, Inc., as a holding company incorporated in Nevada, the United States, without material operations of its own, relies on dividends and other distributions on equity paid by its PRC operating subsidiaries for its cash needs.

●	Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

●	Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

●	The acquisition of a controlling interest in Hitrans may fail to result in anticipated benefits but has involved significant investment of financial and other resources.

●	There are inherent risks associated with new product development and our efforts to develop and market new products could fail.

●	Our failure, if any, to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.

●	Maintaining our R&D activities and manufacturing operations require significant capital expenditures, and our inability or failure to maintain our operations could have a material adverse impact on our market share and ability to generate revenue.

●	We face intense competition from other battery manufacturers and cathode material and precursor producers, many of which have significantly greater resources.

●	We are dependent on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

●	Our business depends on the growth in demand for light electric vehicles, electric vehicles, electric tools, energy storage, such as residential energy supply and UPS application, and other high-power electric devices.

●	Our success, in part, depends on the success of manufacturers of the end applications that use our products, and our failure to gain acceptance of our products from such manufacturers could materially and adversely affect our results of operations and profitability.

●	We do not have product liability insurance for claims against our product quality. Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

●	We do not have long-term purchase commitments from our customers, which may result in significant uncertainties and volatility with respect to our revenue from period to period.

●	We rely significantly on technology and systems to support our production, supply chain, payments, financial reporting and other key aspects of our business. Any failure, inadequacy, interruption or security failure of those systems could have a material adverse effect on our business, reputation and brand, financial condition, and results of operations.

●	System security risk issues, and disruption of our internal operations or information technology systems, could have a material adverse effect on our business, financial condition, and results of operations.

●	We and our independent public accounting firm identified material weaknesses in our internal control over financial reporting as of December 31, 2023. If we fail to remediate the material weaknesses, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

●	Numerous factors, many of which are beyond our control, may cause the market price of common stock to fluctuate significantly.

●	Techniques employed by short sellers may drive down the market price of the common stock of CBAK Energy Technology, Inc.

●	Other risks identified in this report and in our other reports filed with the SEC, including those identified in “Item 1A. Risk Factors” below.

Enforceability of Civil Liabilities

There is uncertainty as to whether the courts of China would:

●	recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States; or

●	entertain original actions brought in each respective jurisdiction against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

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

PART I

ITEM 1. BUSINESS.

Overview of Our Business

We are a manufacturer of new energy high power lithium and sodium batteries that are mainly used in light electric vehicles, electric vehicles, energy storage such as residential energy supply & uninterruptible power supply (UPS) application, and other high-power applications. Our primary product offering consists of new energy high power lithium and sodium batteries. In addition, after completing the acquisition of 81.56% of registered equity interests (representing 75.57% of paid-up capital) of Hitrans in November 2021, we entered the business of developing and manufacturing NCM precursor and cathode materials. Hitrans is a leading developer and manufacturer of ternary precursor and cathode materials in China, whose products have a wide range of applications on batteries that would be applied to electric vehicles, electric tools, high-end digital products and storage, among others.

We acquired most of our operating assets of CBAK Power, including customers, employees, patents and technologies from our former subsidiary BAK International (Tianjin) Ltd. (“BAK Tianjin”). We acquired these assets in exchange for a reduction in accounts receivable from our former subsidiaries that were disposed of in June 2014.

As of December 31, 2023, we report financial and operational information in two segments: (i) production of high-power lithium and sodium battery cells, and (ii) manufacture and sale of materials used in high-power lithium battery cells.

We generated revenues of $204.4 million and $248.7 million for the fiscal years ended December 31, 2023 and 2022, respectively. We had a net loss of $8.5 million and $11.3 million in the fiscal years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $134.6 million and net assets of $113.5 million. We had a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of December 31, 2023.

Favorable Policies for New Energy Industry

The clean energy industry is of strategic importance in China and many other countries. With the global emphasis on the new energy industry, we anticipate securing more potential orders from our clients.

The Chinese government has been providing support for the development of new energy facilities and vehicles for several years. Considering our major operations are in China, the policy support to the new energy industry is crucial to our business. With the growing demand for high-power lithium-ion and sodium-ion products, we are optimistic about our future prospects.

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

On the other hand, for the purposes of establishing a long-term mechanism for the administration of energy conservation and new energy vehicles, and promoting the development of the automobile industry, the Chinese government has implemented several policies to stimulate the production of new energy vehicles. On December 26, 2017, the Chinese government issued a policy to exempt purchase tax levied on electric vehicles for three years until 2020. In March 2020, the Chinese government extended such purchase tax exemption to 2022. In September 2022, the Chinese government again extended the purchase tax exemption to the end of 2023. On June 21, 2023, the Chinese government announced the extension of the purchase tax exemption from December 31, 2022 to December 31, 2027.

On September 28, 2017, China’s Ministry of Industry and Information Technology introduced the Measures for Parallel Administration policy. This policy monitors Average Fuel Consumption Credits and New Energy Vehicle Credits for passenger vehicle manufacturers. If a manufacturer has negative credits, high-fuel consumption vehicle production will be suspended. Positive credits can be transferred among affiliated enterprises, while negative credits require compensation or purchasing of positive new energy vehicle credits. This policy incentivizes automakers to produce more new energy vehicles, and it became effective on April 1, 2018.

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

We believe these energy efficiency policies will foster healthy development in the new energy vehicles market in the long term. In the short term, the extension of the purchase tax exemption policy alleviates pressure on electric vehicle manufacturers, benefiting the Chinese EV battery market. China’s new energy market has experienced rapid growth. According to the Chinese Ministry of Industry and Information Technology (the “MIIT”), there are 9.587 million new energy vehicles manufactured and 9.495 million sold in 2023, representing 35.8% and 37.9% increases from 2022. However, the electric vehicle market is highly competitive and faces increased downward pressure on pricing. We believe this situation presents growth potential for the light electric vehicle market, including electric bicycles, as well as the energy storage market. A research report from China Energy Storage Alliance shows a 300% increase in installed capacity in the energy storage market compared to 2022.   We plan to maintain our focus on cylindrical batteries for residential energy supply & UPS and other energy storage markets, while allocating resources to higher energy density products for the light electric vehicle market. We are also researching new products to meet EV market demand. Our strategies involve closely monitoring market changes and adjusting operations as needed.

Expansion of Manufacturing Capabilities

We have three major manufacturing centers for new energy batteries, including lithium and sodium batteries in Nanjing, Dalian and Shangqiu, and a manufacturing plant for precursors and cathode materials in Shaoxing.

In June 2020, our wholly-owned subsidiary, BAK Asia entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), a company affiliated with the local government of Gaochun Economic Development Zone in Nanjing, Jiangsu, PRC. According to the agreement, we intended to develop certain lithium battery projects within Gaochun EDZ which are expected to have a total production capacity of 20 GWh per year after completion (the “Nanjing Project”). As of December 31, 2023, we had received government subsidies in an amount of RMB47.1 million (approximately $6.6 million) from Gaochun EDZ. We plan to utilize the targeted total capacity of 20 GWh per year to produce lithium batteries for the light electric vehicle (LEV), electric vehicle, and energy storage sectors. The Company expects to achieve such capacity expansion under the Nanjing Project through two phases of construction. In Phase I, we secured plant rentals and completed interior construction by 2021, featuring two production lines. One line is dedicated to manufacturing model 32140 lithium batteries, while the other is versatile, capable of producing either model 32140 lithium or sodium batteries. Our production capacity for Phase I stands at 2 GWh annually when both lines are assigned to lithium battery production. However, allocating one line exclusively for sodium battery production reduces the capacity to 1.5 GWh per year. The completed Phase I plants spans roughly 27,173 square meters, and as of December 31, 2023, the two production lines constructed during Phase I have been put into operation. Phase II, scheduled for completion by the end of 2027, aims to add another three large manufacturing facilities and augment our annual production capacity by an additional 18 GWh. As of December 31, 2023, the initial major plant has reached the ceiling construction stage, with interior construction ongoing. However, the actual production capacities and construction schedules for Phase II may be adjusted based on market reception of our new battery offerings.

Our sales have continued to grow in recent years. Our model 26650 batteries produced in our Dalian manufacturing center have gained popularity in European and American markets. As a result, our Dalian facilities had experienced client demand that exceeded then-existing supply. As of December 31, 2023, we had three production lines in Dalian, with a total capacity of 1 GWh per year.

In addition to adding one more production line in our Dalian facilities, we rented a manufacturing center in Shangqiu, Henan, China to acquire an additional annual capacity of 0.5 GWh per year with two production lines for model 26700 lithium batteries.

Our Hitrans facilities currently have a manufacturing capacity of 13,000 tons for NCM precursors and 3,000 tons for NCM cathode materials. Hitrans is actively engaged in constructing a new manufacturing plant, slated for completion in June 2024 and expected to be operational in the first half of 2025. Upon completion, this new facility will increase Hitrans’ NCM precursor production capacity by an additional 37,000 tons.

Additionally, we continue to renovate our existing facilities, upgrade equipment, add new equipment, improve product functionality, and enhance the raw materials and components used for production.

Development of New Battery Models

Currently, our primary battery product offering consists of model 26650, 26700 and 32140 lithium cells, and 32140 sodium cells. Model 26650, 26700 and 32140 batteries can be used in light electric vehicles, electric vehicles, electric tools, energy storage (such as residential energy supply & uninterruptible power supply (UPS) application), and other high-power applications. Our sodium cells can be used in ultra-low temperature conditions and have fast-charging capability. Actual testing data shows that our model 32140 sodium cells retain 85% capacity under -40℃ and could be charged to 90% capacity within 10 minutes.

To maintain our competitive position, we are expanding the range of our cylindrical battery models to include larger products, such as model 40140 and 46120. Larger cylindrical batteries typically offer superior performance at lower manufacturing costs. As of December 31, 2023, the model 40140 was in the A-sample stage, which precedes the B-sample stage and mass production, while the model 46120 was in the B-sample stage. We anticipate that the development of the model 40140 will progress to the B-sample stage, and the model 46120 will be ready for mass production by the end of 2024. Based on different client demand, we may produce sodium versions of these models.

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

CBAK Power paid approximately RMB40.74 million ($6.4 million) in cash to acquire 21.56% of registered equity interests (representing 21.18% of paid-up capital) of Hitrans from Hitrans management shareholders. In addition, CBAK Power entered into a loan agreement with Hitrans to lend Hitrans approximately RMB131 million ($20.6 million) (the “Hitrans Loan”) by remitting approximately RMB131 million ($20.6 million) into the account of Shaoxing Intermediate People’s Court to remove the freeze on Zhejiang Meidu Graphene Technology Co., Ltd. (“Meidu Graphene”)’s 60% of registered equity interests (representing 54.39% of paid-up capital) of Hitrans which freeze was imposed as a result of a lawsuit for Hitrans’s failure to make payments in connection with the purchase of land use rights, plants, equipment, pollution discharge permit and other assets (the “Assets”). CBAK Power assigned RMB118 million ($18.5 million) of the Hitrans Loan to Mr. Junnan Ye as consideration for the acquisition of 60% of registered equity interests (representing 54.39% of paid-up capital) of Hitrans from Mr. Ye who, acting as an intermediary, first purchased the 60% of registered equity interests (representing 75.57% of paid-up capital) of Hitrans from Meidu Graphene. After such assignment, Hitrans shall repay Mr. Ye at least RMB70 million ($10.84 million) within two months of obtaining title to the Assets and the rest RMB48 million ($7.43 million) by December 31, 2021, along with a fixed interest of RMB3.5 million ($0.54 million) which can be reduced by up to RMB1 million ($0.15 million) if the loan is repaid before its due date. Hitrans shall repay the remaining approximately RMB13 million ($2.01 million) of the Hitrans Loan to CBAK Power at an interest rate of 6% per annum. As of January 29, 2022, Hitrans repaid all the loan principal of RMB118 million ($18.5 million) and interest of RMB3.5 million ($0.54 million) to Mr. Ye.

Prior to the Acquisition, CBAK Power and Hangzhou Juzhong Daxin Asset Management Co., Ltd. (“Juzhong Daxin”) entered into a framework investment agreement (the “Letter of Intent”) for a potential acquisition of Hitrans, and CBAK Power paid RMB20 million ($3.10 million) to Juzhong Daxin as a security deposit under the Letter of Intent. On July 27, 2021, Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power. Juzhong Daxin has refused to refund an additional RMB3 million ($0.5 million), claiming that the amount was a justified risk premium for their facilitation of the acquisition. CBAK Power believes this assertion is baseless and has initiated legal proceedings against Juzhong Daxin to recover the outstanding RMB3 million. As of December 31, 2023, CBAK Power had not recovered the RMB3 million from Juzhong Daxin.

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

On July 8, 2022, Hitrans held a shareholder meeting to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.2 million) and to accept an investment of RMB22 million (approximately $3.1 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and another investment of RMB18 million (approximately $2.5 million) from Mr. Haijun Wu (collectively, the “Management Shareholder Investments”). Under the resolution, 10% of the Management Shareholder Investments (RMB4 million or $0.5 million) will be counted towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.1 million) will be treated as additional paid-in capital. 25% of the Management Shareholder Investments was required to be in place before August 15, 2022. As of September 30, 2022, RMB10 million (approximately $1.4 million), representing 25% of the Management Shareholder Investments was received. Another 25% (RMB10 million) and 50% (RMB20 million) of the Management Shareholder Investments were required to be received before December 31, 2022 and June 30, 2024, respectively. As of December 31, 2023, the 25% (RMB10 million) of the Management Shareholder Investments were received. Shaoxing Haiji and Mr. Haijun Wu are currently in negotiations with other shareholders of Hitrans to extend the payment due date for the remaining unpaid 25% and 50% of the Management Shareholder Investments to May 31, 2029. In addition, in 2022, CBAK Power injected an additional RMB60 million (approximately $8.7 million) in Hitrans comprising RMB6 million ($0.9 million) towards Hitrans’s registered capital and RMB54 million ($7.8 million) as additional paid-in capital.

On December 8, 2022, CBAK Power entered into agreements with five investors (together, the “Hitrans Investors”) to transfer an aggregate of 6.8183% equity interests CBAK Power holds in Hitrans to these Hitrans Investors. Among the five investors, four of them invested RMB5 million (approximately $0.7 million) each to obtain 1.1364% equity interests, respectively, while the fifth investor paid RMB10 million (approximately $1.5 million) to acquire 2.2727% equity interests. Following the above financing and transfer transactions, CBAK Power’s equity interests in Hitrans decreased to 67.33%, representing 69.12% of paid up capital, as of December 31, 2022 and 72.99% of paid-up capital as of December 31, 2023.

Trends in End Applications of Our Products

Our business, financial condition and results of operations depend on whether end-application manufacturers are willing to use our products. We target the battery markets for light electric vehicles, electric vehicles, energy storage (such as residential energy supply & UPS application), and other high-power electric devices. However, our revenues derived from a specific end-application have been fluctuating depending on various factors such as governmental policies, technological changes, evolving industry standards and customer needs and preferences. After the acquisition of Hitrans, we have broadened our target markets to include battery manufacturers, offering them cathode materials and precursors.

During the period from 2017 to 2019, our largest electric vehicle customers included Dongfeng Autos, Dayun Motor and Yema Auto. Our battery sales in the electric vehicle market have decreased significantly during the period of 2018–2021 as a result of changes to the Chinese government’s new energy vehicle subsidy policies. More specifically, under the subsidy policies, new energy vehicles receive different subsidies based on their driving range and technical performance. New energy vehicles providing long driving range and high technical performance qualify for higher subsidies and the Chinese government has gradually raised the performance thresholds for electric vehicles to receive subsidies over the years. During 2019-2021, as the battery packs comprising our primary model 26650 batteries were only able to support energy vehicles that qualify for the lowest level of subsidies, electric vehicle producers had reduced incentives to purchase batteries from us. However, we have been looking for opportunities to re-enter the electric vehicle battery market by continuing to develop batteries suitable for electric vehicles and actively cooperating with previous electric vehicle customers in battery pack after-sales service and technical support. As a result of our efforts, we generated approximately $2.9 million and $4.7 million in revenues from electric vehicle customers in 2023 and 2022, respectively. Our largest revenue-generating market has been the energy storage market. We have established partnerships with several leading players in this sector, resulting in ample orders to adequately utilize our production lines.

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

We currently conduct our business primarily through (i) CBAK Power, a wholly-owned subsidiary in China that we own through BAK Asia, an investment holding company formed under the laws of Hong Kong on July 9, 2013; (ii) Nanjing CBAK, a 100% owned subsidiary of CBAK Nanjing (as further described below); (iii) CBAK Shangqiu, a wholly owned subsidiary in China that we own through CBAK Power; (iv) Nanjing BFD, a 100% owned subsidiary of CBAK Nanjing; and (v) Hitrans, a subsidiary of CBAK Power, where CBAK Power owns 67.33% of registered equity interests (representing 72.99% of paid-up capital):

●	CBAK Power, wholly-owned by BAK Asia, located in Dalian, China, incorporated on December 27, 2013, focuses on the development and manufacture of high-power lithium batteries.

●	CBAK Shangqiu, wholly-owned by CBAK Power, located in Shangqiu, China, incorporated on July 25, 2023, focuses on the development and manufacture of high-power lithium batteries.

●	CBAK Energy, wholly-owned by BAK Asia, located in Dalian, China, incorporated on November 21, 2019. CBAK Energy does not have any significant operations as of the date of this report.

●	CBAK Suzhou, 90% owned by CBAK Power, located in Suzhou, China, incorporated on May 4, 2018, used to focus on the development and manufacture of new energy high power battery packs. CBAK Suzhou currently does not employee any local staff. Since its lease expired in October 2019, CBAK Suzhou has stopped using the facilities located at its registered address. Some of its business has been transferred to our subsidiaries in Dalian and CBAK Suzhou’s remaining assets are temporarily stored in our facilities in Dalian. We plan to dissolve CBAK Suzhou as soon as practicable.

●	Hitrans, 67.33% owned by CBAK Power, located in Shangyu, Shaoxing, China, incorporated on December 16, 2015, principally engaged in the business of research and development, production and sales of cathode materials and precursors for NCM lithium batteries.

●	Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd. (“Guangdong Hitrans”), 80% owned by Hitrans, located in Dongguan, Guangdong, China, incorporated on July 6, 2018, principally engaged in the business of wastes recycling. Guangdong Hitrans was dissolved on January 30, 2024.

●	Haisheng, wholly-owned by Hitrans, located in Shangyu, Shaoxing, China, incorporated on October 9, 2021, principally engaged in the business of cathode raw materials trading.

●	CBAK Nanjing, wholly-owned by BAK Investments located in Nanjing, China, incorporated on July 31, 2020. CBAK Nanjing does not have any significant operations as of the date of this report.

●	Nanjing CBAK, wholly owned by CBAK Nanjing, located in Nanjing, China, incorporated on August 6, 2020, focuses on the development and manufacture of larger-sized cylindrical lithium batteries.

●	CBAK New Energy, wholly-owned by BAK Investments, located in Dalian, China, incorporated on August 14, 2013, previously named Dalian CBAK Trading Co., Ltd. until December 12, 2023, was transferred from BAK Asia to BAK Investments on December 26, 2023. On March 5, 2024, CBAK New Energy was transferred from BAK Investments to Nacell Holdings. CBAK New Energy does not have any significant operations as of the date of this report.

●	Nanjing BFD, wholly-owned by CBAK Nanjing, incorporated on November 9, 2020, formally known as Nanjing Daxin, renamed on March 8, 2023, focuses on the development and manufacture of sodium-ion batteries. Nanjing BFD’s original business of the development and manufacture of electric bicycle, motorcycle and automotive spare parts will be gradually marginalized.

●	Daxin New Energy Automobile Technology (Jiangsu) Co., Ltd. (“Jiangsu Daxin”), wholly-owned by Nanjing BFD, incorporated on August 4, 2021, focuses on the development and manufacture of electric bicycle, motorcycle and automotive spare parts. Jiangsu Daxin was dissolved on December 22, 2023.

●	Hitrans Holdings, our wholly owned subsidiary, incorporated on July 28, 2021 under the laws of the Cayman Islands, previously named “CBAK Energy Technology, Inc.,” was renamed as “Hitrans Holdings Co., Ltd.” on February 29, 2024. Hitrans Holdings owns 100% equity interests of Nacell Holdings.

●	Nacell Holdings, a direct, wholly owned subsidiary of Hitrans Holdings, was incorporated on July 7, 2023 under the laws of Hong Kong. Nacell Holdings had no significant operations as of the date of this report.

●	CBAK Energy Lithium Holdings, our wholly owned subsidiary, incorporated on July 12, 2023 under the laws of the Cayman Islands in the name of “Hitrans Holdings,” was renamed as “CBAK Energy Lithium Holdings” on February 29, 2024.

●	CBAK Energy Investments, our wholly owned subsidiary, was incorporated on February 26, 2024 under the laws of the Cayman Islands. CBAK Energy Investments does not have any significant operations as of the date of this report.

Almost all of our business operations are conducted primarily through our Chinese subsidiaries. The chart below presents our current corporate structure:

Our Products

The use of new materials has enabled the configuration of high-power lithium battery cells to contain much higher energy density and higher voltage and have a longer life cycle and shorter charge time than other types of lithium-based batteries. These special attributes, coupled with intrinsic safety features, are suitable for batteries used for high-power applications, such as electric cars, electric bicycles, electric tools, and energy storage such as residential energy supply and uninterruptible power supply, or UPS application.

We currently are manufacturing the following high power lithium batteries, which can be used for various applications:

Battery Cell Type	End applications*
High-power lithium battery	Electric bus [6,000-20,000]
Electric car [1,500-3,5000]
Hybrid electric vehicle [500-2000]
Light electric vehicle [10-150]
Cordless power tool [10-30]
Energy Storage including Residential Energy Supply and UPS [>30]

*	Bracketed numbers denote number of cells per particular battery.

On November 29, 2021, we announced the completion of the acquisition of 81.56% equity interests of Hitrans. We since then have incorporated the manufacture and sale of the following materials used in high power lithium batteries as part of our operations:

Material Type	End applications*
Cathode	High-power NCM lithium battery
Precursor	NCM cathode materials

Precursors are in general made from nickel salts, cobalt salts and manganese salts, and are used in manufacturing cathode materials. Cathode materials are crucial raw materials to manufacture lithium-ion batteries.

Key High Power Lithium Battery Applications

End-product applications that are driving the demand for high power lithium batteries include electric vehicles, such as electric cars, electric buses, hybrid electric cars and buses; light electric vehicles, such as electric bicycles, electric motors, electric tricycles, smaller-sized electric cars; and energy storage applications including but not limited to residential energy supply and uninterruptible power supply, and other high-power applications.

Electric Vehicles

An electric vehicle, sometimes referred to as an electric drive vehicle, uses one or more electric motors for propulsion. Electric vehicles include electric cars, electric buses, electric trains, electric lorries, electric airplanes, electric boats, and hybrid electric vehicles, plug in hybrid electric vehicles and electric spacecraft. Electric cars and electric buses are propelled by one or more electric motors powered by rechargeable battery packs. Electric cars and buses have the potential to significantly reduce city pollution by having zero tail pipe emissions. Electric cars and buses are also expected to have less dependence on oil. World governments are pledging significant funds to fund the development of electric vehicles and their components due in part to these advantages. Due to these factors, as well as lithium batteries’ relatively environmentally-friendly, light-weight and high-capacity features, the demand for lithium batteries in the field of electric cars and buses is increasing.

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

2014 was considered the inaugural year for China’s new energy vehicle (NEV) industry, with explosive growth seen in 2017. Despite a slight decline in 2019, the production and sales of NEVs continued to surge in 2018, 2020, and 2021. According to the Ministry of Industry and Information Technology of China, production in China reached 1,270,000 units in 2018, up 43.4% year-on-year, with sales reaching 1,256,000 units, up 61.7% year-on-year. In 2019, production and sales dropped to 1,242,000 units and 1,206,000 units, down 2.3% and 4.0% year-on-year, respectively. However, 2020 saw a rebound, with production and sales reaching 1,366,000 units and 1,267,000 units, up 10.0% and 5.1% from 2019. In 2021, both production and sales of NEVs reached record highs of 3,545,000 units and 3,521,000 units, respectively, nearly 1.6 times higher than the previous year. This growth trend continued in 2022, with 7,058,000 units manufactured and 6,887,000 units sold, marking increases of 96.9% and 93.4%, respectively. In 2023, production and sales figures climbed to 9,587,000 units and 9,495,000 units, up by 35.8% and 37.9%, respectively.   The subsidy policy on NEVs was discontinued on December 31, 2022. However, the purchase tax exemption policy aimed at boosting NEV purchases was extended from the end of 2023 to 2027. Looking ahead, we anticipate that the NEV market will gradually become highly competitive, with NEVs gaining increasing popularity in the long term.

Light Electric Vehicles

Light electric vehicles include bicycles, scooters, and motorcycles, tricycles and smaller-sized electric cars. Due to their relatively small size and light design, approximately 10-150 high-power lithium cells can be used to power light electric vehicles. We believe that the electric bicycle market in China is significant.

Light electric vehicles have drawn great attention from the international market as a solution to the global environment and energy problems. With governments in China, Japan, Europe, South Asia, and North America promoting the application of light electric vehicles, this market has been growing considerably. China has the world’s biggest electric bicycle market, promoted by the adoption of new “national standard” of electric bicycles by the Chinese government, which leads to a nation-wide upgrading of electric bicycles from old “national standard.” Additionally, the popularity of the concept of shared electric bicycles in China further creates momentum to the growth of the market. The pandemic of Covid-19 has stimulated the development of food delivery industry that increases the demand for shared electric bicycles.

In India, Southeast Asia and European markets, thanks to the carbon emission and pollution reduction policies promoted by local governments, electric vehicles have been viewed as a solution to replace traditional gasoline-powered vehicles. Unlike electric vehicles whose market has already been fully competitive, we believe that light electric vehicles including electric bicycles still have great growth potential.

Residential Energy Supply & Uninterruptible Power Supplies (“UPS”)

Energy storage primarily involves the storage of electric energy using batteries, inductors, and capacitors. Battery energy storage is widely used for storing power for residential buildings, outdoor applications, emergency backup, electric vehicles, and for storing excess energy generated by power plants. Uninterruptible Power Supplies (UPS) and residential energy storage units are examples of energy storage applications. UPS systems provide emergency power from a separate source when the main utility power is unavailable, while portable power banks serve outdoor needs. Residential energy storage units offer a reliable power supply for entire households, a popular choice in some European regions.

Sales and Marketing

Currently, our marketing and promotional efforts are primarily undertaken by our marketing department in both Dalian and Nanjing. We plan to build an extensive sales and service network in China, as we expand our presence into the regions where China’s main lithium battery productions are located, such as Tianjin City, Shandong Province, Guangdong Province and Jiangsu Province.

We also engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We believe these activities are beneficial to promoting our products and brand name among key industry participants.

Suppliers

The primary raw materials used in the manufacture of lithium-ion batteries include electrode materials, cases and caps, foils, electrolyte and separators. The primary raw materials used in our materials business include cobaltous sulfates, manganese sulfates, lithium hydroxides, lithium carbonates and liquid nickel sulfates. The cost of these raw materials is a key factor in pricing our products. We source such raw materials from a number of suppliers across China. We are seeking to identify alternative raw material suppliers to the extent there are viable alternatives and to expand our use of alternative raw materials.

We aim to maintain multiple supply sources for each of our key raw materials to ensure that supply problems with any one supplier will not materially disrupt our operations. In addition, we constantly strive to develop strategic relationships with new suppliers to secure a stable supply of materials and introduce competition in our supply chain, thereby increasing our ability to negotiate better pricing and reducing our exposure to possible price fluctuations.

Intellectual Property

As of December 31, 2023, CBAK Power held 142 patents in the PRC, which will expire between 2024 to 2042. Among the 142 patents, two were acquired by BAK Asia, from an unrelated third party at RMB1 and were contributed as paid-in capital to CBAK Power. As of December 31, 2023, CBAK Energy held 8 patents in the PRC, all of which will expire between 2030 and 2040; Nanjing CBAK held 29 patents in the PRC, all of which will expire between 2031 and 2043; Nanjing BFD held 18 patents in the PRC, all of which will expire between 2028 and 2043; and Hitrans held 21 patents in the PRC, all of which will expire between 2028 and 2039.

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

While our intellectual property rights in the aggregate are important to our business operations, we do not believe that our business would be materially affected by the expiration of any particular intellectual property right.

Seasonality

Seasonality does not materially affect our business or operating results. As our battery cell and battery material products have a wide range of applications, we have not experienced significant seasonal fluctuations in market demands or sales recently. Market demands for our products generally slightly drop during the Chinese New Year holiday, a major national holiday in China.

Customers

Currently, major customers for our high power lithium batteries business include Viessmann Faulquemont S.A.S, Northvolt Battery System Poland Sp. z.o.o., Anker Innovations, Shenzhen ACE Battery Co., Ltd., PowerOAK, NSURE Energy, Hello Tech (Jackery) and JinPeng Group. We believe that our revenue and market share will increase as we gradually expand our high-power battery production to meet the growing demand for these batteries.

Geography of Sales

Our revenues are generated from both domestic and international customers, but the percentage contribution from each group varies significantly from year to year. The following table sets forth certain information relating to our total revenues by location of our customers for the last two fiscal years:

	Fiscal Years ended
	December 31, 2022		December 31, 2023
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Mainland China	$198,114,578	79	$119,307,085	58
USA	36,525	-	5,216	-
Europe	50,378,076	20	78,575,290	38
Others	196,306	1	6,550,774	4
Total	$248,725,485	100	$204,438,365	100

Competition

We face intense competition from high-power lithium battery makers and raw materials manufacturers in China. The following table sets forth our major competitors in the battery market broken down by battery models as well as in the materials market, as of December 31, 2023:

Product Type	Competitors
Model 26650/26700	China:	Shandong Goldencell; EVPS; Power Long Battery
Model 32140	China:	Gotion Hi-tech; EVE Battery
Cathode & Precursor	China:	Beijing Easpring; Ronbay Technology; Huayou Cobalt

We believe that we are able to leverage our cutting-edge battery manufacturing techniques and R&D capabilities to compete favorably with our competitors. Compared to Chinese battery makers, we believe we have higher consistency and safety in product quality, which enables us to compete favorably with local competitors.

Research and Development

The development of advanced electric vehicles and new-type energy storage in China has created a significant demand for the R&D of next-generation advanced lithium, sodium and other type of batteries and their key materials, which must be characterized by high energy density, high security, long-lasting life, and low cost. Furthermore, the training of technical talent in this field is equally important.

We have an advanced R&D center in Dalian for research and development of lithium batteries, receiving almost all the R&D achievements, equipment and staff of BAK Tianjin. BAK Tianjin began its R&D manufacturing and distribution of high-power lithium battery and battery modules in December 2006, for use in electric cars, electric bicycles, residential energy supply & UPS, and other applications. We are setting up a larger R&D center as part of our Nanjing Project, and we anticipate that eventually our battery R&D department will be headquartered in Nanjing.

Our R&D personnel developed model 32140 lithium cell in house which has become one of the best cylindrical battery models in the world. Furthermore, our R&D team successfully developed model 32140 sodium cell, making us one of only a few companies in the world that are capable of mass producing sodium-ion batteries. Our sodium cells can be used in ultra low temperature conditions and have fast-charging capability. Actual testing data shows that our model 32140 sodium cells retain 85% capacity under -40℃ and could be charged to 90% capacity within 10 minutes.

To maintain our competitive position, we are expanding the range of our cylindrical battery models to include larger options, such as models 40140 and 46120. Larger cylindrical batteries typically offer superior performance at lower manufacturing costs. As of December 31, 2023, the model 40140 was in the A-sample stage, which precedes the B-sample stage and mass production, while the model 46120 was in the B-sample stage. We anticipate that the development of the model 40140 will progress to the B-sample stage, and the model 46120 will be ready for mass production by the end of 2024. Based on different client demand, we may produce sodium versions of these models.

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

Human Capital

We had a total of approximately 1,456 employees as of December 31, 2023, all of whom are full-time employees. The following table sets forth the number of our employees by function.

Function	Number
Production	798
Research and development	363
Sales and marketing	37
General and administrative	258
Total	1,456

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

Regulations

Company Law

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

Foreign Investment Law

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law of the PRC, or the “Foreign Investment Law,” which came into effect on January 1, 2020, repealing simultaneously the Law of the PRC on Sino-foreign Equity Joint Ventures, the Law of the PRC on Wholly Foreign-owned Enterprises, and the Law of the PRC on Sino-foreign Cooperative Joint Ventures. The Foreign Investment Law adopts the management system of pre-establishment national treatment and negative list for foreign investment. Regulations for the Implementation of the Foreign Investment Law of the PRC came into effect on January 1, 2020. Policies in support of enterprises shall apply equally to foreign-funded enterprises according to laws and regulations. Pursuant to Foreign Investment Law and the Negative List, promulgated jointly by MOFCOM and NDRC on December 27, 2021, and became effective on January 1, 2022, foreign investors shall not invest in sectors that forbid foreign investment as specified in the Negative List. In sectors under the Negative List where foreign investment is restricted, foreign investors shall comply with the special administrative measures for restrictive access set in the Negative List on equity ratio, senior management, etc., when making investments. Where a foreign investor or enterprise with foreign investment invests in a field other than those in the Negative List, it shall register by the principle of consistency of domestic and foreign investment. Fair competition for foreign investment enterprises to participate in government procurement activities shall be protected. The Foreign Investment Law also stipulates the protection of intellectual property rights and trade secrets.

Notice on the Implementation of Foreign Investment Law and the Registration of Foreign-funded Enterprises was issued by the SAMR on December 31, 2019. According to such notice, the SAMR conducts business registration, and the applicant shall apply for the registration of foreign-funded enterprises through the enterprise registration system. The registration authority shall conduct a formal examination on relevant application materials.

The Measures for Reporting Foreign Investment Information were adopted by the MOFCOM on December 19, 2019, approved by the SAMR, and became effective on January 1, 2020. According to such measures, when a foreign investor directly or indirectly conducts investment activities in China, the foreign investor or foreign-invested enterprise shall submit investment information to the competent department of commerce in accordance with the measures.

None of our PRC subsidiaries’ business falls within the Negative List, and therefore, all of our PRC subsidiaries are able to conduct their business without being subject to restrictions imposed by foreign investment laws and regulations in China.

Regulations Relating to Intellectual Property

Copyright

China has adopted comprehensive legislation governing intellectual property rights, including trademarks and copyrights. China is a signatory to the primary international conventions on intellectual property rights and has been a member of the Agreement on Trade Related Aspects of Intellectual Property Rights since its accession to the WTO in December 2001.

In September 1990, the SCNPC promulgated the Copyright Law of the People’s Republic of China, effective in June 1991 and amended in 2001, 2010 and 2020 respectively. The amended Copyright Law extends copyright protection to internet activities, products disseminated over the internet and software products. In addition, there is a voluntary registration system administered by the Copyright Protection Centre of China.

In order to further implement the Computer Software Protection Regulations, promulgated by the State Council in December 2001 and amended in 2011 and 2013 respectively, the National Copyright Administration issued Computer Software Copyright Registration Procedures in February 2002, which specify detailed procedures and requirements with respect to the registration of software copyrights.

Trademark

According to the Trademark Law of the People’s Republic of China, promulgated by the SCNPC in August 1982, and amended in 1993, 2001, 2013 and 2019 respectively, the Trademark Office of China National Intellectual Property Administration is responsible for the registration and administration of trademarks and is also responsible for resolving trademark disputes in China. Registered trademarks are valid for ten years from the date the registration is approved. A registrant may apply to renew a registration within twelve months before the expiration date of the registration. If the registrant fails to apply in a timely manner, a grace period of six additional months may be granted. If the registrant fails to apply before the grace period expires, the registered trademark shall be deregistered. Renewed registrations are valid for ten years. In April 2014, the State Council issued the revised Implementation of the Trademark Law, which specified the requirements of applying for trademark registration and review.

Patent

According to the Patent Law of the People’s Republic of China promulgated by the SCNPC in 1984 and amended in 1992, 2000, 2008 and 2020, respectively, a patentable invention or a utility model must meet three criteria: novelty, inventiveness and practicability. A patent is valid for a twenty-year term for an invention and a ten-year term for a utility model or design, starting from the application date.

Domain Names

In May 2012, the China Internet Network Information Center issued the Implementing Rules for Domain Name Registration setting forth the detailed rules for registration of domain names. In August 2017, China’s Ministry of Industry and Information Technology promulgated the Administrative Measures on Internet Domain Names, or the Domain Name Measures. The Domain Name Measures regulate the registration of domain names, such as the top-level domain name “.cn”.

Regulations Relating to Foreign Exchange

Pursuant to the Foreign Exchange Administration Regulations, as amended in August 2008, the RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside the PRC, unless SAFE’s prior approval is obtained and prior registration with SAFE is made. In May 2013 SAFE promulgated the Circular of the SAFE on Printing and Distributing the Administrative Provision on Foreign Exchange in Domestic Direct Investment by Foreign Investors and Relevant Supporting Documents which provides for and simplifies the operational steps and regulations on foreign exchange matters related to direct investment by foreign investors, including foreign exchange registration, account opening and use, receipt and payment of funds, and settlement and sales of foreign exchange.

Pursuant to the Circular on Relevant Issues concerning Foreign Exchange Administration of Overseas Investment and Financing and Return Investments Conducted by Domestic Residents through Overseas Special Purpose Vehicles or the SAFE Circular 37, promulgated by SAFE and which became effective on July 4, 2014, (a) a PRC resident shall register with the local SAFE branch before he or she contributes assets or equity interests in an overseas special purpose vehicle, or Overseas Special Purpose Vehicles (SPV), that is directly established or controlled by the PRC Resident for the purpose of conducting investment or financing; and (b) following the initial registration, the PRC Resident is also required to register with the local SAFE branch for any major change, in respect of the Overseas SPV, including, among other things, a change of the Overseas SPV’s PRC Resident shareholder(s), name of the Overseas SPV, term of operation, or any increase or reduction of the Overseas SPV’s registered capital, share transfer or swap, and merger or division. Pursuant to SAFE Circular 37, failure to comply with these registration procedures may result in penalties.

Pursuant to the Circular of the State Administration of Foreign Exchange on Further Simplifying and Improving the Direct Investment-related Foreign Exchange Administration Policies, or the SAFE Notice 13, which was promulgated on February 13, 2015 and with effect from June 1, 2015, the foreign exchange registration under domestic direct investment and the foreign exchange registration under overseas direct investment is directly reviewed and handled by banks in accordance with the SAFE Notice 13, and the SAFE and its branches shall perform indirect regulation over the foreign exchange registration via banks.

Regulations Relating to Dividend Distributions

According to the PRC Company Law and Foreign Investment Law, each of our PRC subsidiaries, as a foreign invested enterprise, or FIE, are required to draw 10% of its after-tax profits each year, if any, to fund a common reserve, which may stop drawing its after-tax profits if the aggregate balance of the common reserve has already accounted for over 50% of its registered capital. These reserves are not distributable as cash dividends. Furthermore, under the EIT Law, which became effective in January 2008, the maximum tax rate for the withholding tax imposed on dividend payments from PRC foreign invested companies to their overseas investors that are not regarded as “resident” for tax purposes is 20%. The rate was reduced to 10% under the Implementing Regulations for the EIT Law issued by the State Council. However, a lower withholding tax rate might be applied if there is a tax treaty between China and the jurisdiction of the foreign holding companies, such as tax rate of 5% in the case of Hong Kong companies that holds at least 25% of the equity interests in the foreign-invested enterprise, and certain requirements specified by PRC tax authorities are satisfied.

Regulations Relating to Overseas Listings

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters.

On December 24, 2021, the China Securities Regulatory Commission, or the CSRC, issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administration Provisions”), and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Measures”), which were published for public comments only, for which the comment period expired on January 23, 2022.

The Administration Provisions and Measures (collectively, the “Draft Rules Regarding Overseas Listing”) for overseas listings lay out specific requirements for filing documents and include unified regulation management, strengthening regulatory coordination, and cross-border regulatory cooperation. Domestic companies seeking to list abroad must carry out relevant security screening procedures if their businesses involve such supervision. Companies endangering national security are among those off-limits for overseas listings.

However, on February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines, which came into effect on March 31, 2023. The Trial Measures and its supporting guidelines are formal regulations issued based on the Draft Rules Regarding Overseas Listing. The State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), although still in draft form, has effectively been replaced by the Trial Measures and its supporting guidelines. The Trial Measures and its supporting guidelines, reiterate the basic principles of the Draft Rules Regarding Overseas Listing and impose substantially the same requirements for the overseas securities offering and listing by domestic enterprises. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three working days following its submission of initial public offerings or listing application. If a domestic company fails to complete the required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as orders to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines.

According to the Notice on the Administrative Arrangements for the Filing of the Overseas Securities Offering and Listing by Domestic Companies from the CSRC, or the CSRC Notice, which was promulgated on February 17, 2023 and became effective on the same day, the domestic companies that have already been listed overseas before the effective date of the Overseas Listing Trial Measures (i.e. March 31, 2023) shall be deemed as existing issuers (the “Existing Issuers”). Existing Issuers are not required to complete the filing procedures immediately, and they shall be required to file with the CSRC for any subsequent offerings. The Opinions, the Trial Measures and any related implementing rules to be enacted may subject us to additional compliance requirements in future financial activities.

In August 2006, six PRC regulatory authorities, including the CSRC, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, amended in June 2009. The M&A Rules, among other things, require that if an overseas company established or controlled by PRC companies or individuals, or PRC Citizens, intends to acquire equity interests or assets of any other PRC domestic company affiliated with the PRC Citizens, such acquisition must be submitted to the MOFCOM for approval. The M&A Rules also require that an Overseas SPV formed for overseas listing purposes and controlled directly or indirectly by the PRC Citizens shall obtain the approval of the CSRC prior to overseas listing and trading of such Overseas SPV’s securities on an overseas stock exchange.

Based on current PRC laws and regulations, our corporate structure and arrangements are not subject to the M&A Rules. However, there are substantial uncertainties as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering, and its opinions summarized above are subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

Regulations Relating to Employment

The Labor Law of the People’s Republic of China, or the Labor Law, which became effective in January 1995 and was amended in 2018, and the Employment Contract Law of the People’s Republic of China, or the Employment Contract Law, effective in January 2008 and amended in 2012, require employers to provide written contracts to their employees, restrict the use of temporary workers and aim to give employees long-term job security. Employers must pay their employees’ wages equal to or above local minimum wage standards, establish labor safety and workplace sanitation systems, comply with state labor rules and standards and provide employees with appropriate training on workplace safety. In September 2008, the State Council promulgated the Implementing Regulations for the PRC Employment Contract Law which became effective immediately and interprets and supplements the provisions of the Employment Contract Law.

Under the Labor Contract Law, an employer shall limit the number of dispatched workers so that they do not exceed a certain percentage of its total number of workers. In January 2014, the MOHRSS issued the Interim Provisions on Labor Dispatching, which became effective in March 2014, pursuant to which it provides that the number of dispatched workers used by an employer shall not exceed 10% of the total number of its employees.

The PRC governmental authorities have passed a variety of laws and regulations regarding social insurance and housing funds from time to time, including, among others, the Social Insurance Law of the People’s Republic of China, the Regulation of Insurance for Labor Injury, the Regulations of Insurance for Unemployment, the Provisional Insurance Measures for Maternal Employees, the Interim Administrative Provisions on Registration of Social Insurance and the Administrative Regulations on the Housing Provident Fund. Pursuant to these laws and regulations, enterprises in the PRC shall provide their employees with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, occupational injury insurance and medical insurance, as well as housing fund and other welfare plans. Failure to comply with such laws and regulations may result in various fines and legal sanctions and supplemental contributions to the local social insurance and housing fund regulatory authorities.

Regulations Relating to Environmental Protection

The Environmental Protection Law of the PRC, or the Environmental Protection Law, was promulgated and effective on December 26, 1989, and most recently amended on April 24, 2014.

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

Regulations Relating to Tax in the PRC

Income Tax

The PRC Enterprise Income Tax Law was promulgated in March 2007 and was most recently amended in December 2018. The PRC Enterprise Income Tax Law applies a uniform 25% enterprise income tax rate to both foreign-invested enterprises and domestic enterprises, except where tax incentives are granted to special industries and projects. Under the PRC Enterprise Income Tax Law, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. Under the implementation regulations to the PRC Enterprise Income Tax Law, a “de facto management body” is defined as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise.

In April 2009, the Ministry of Finance, or MOF, and SAT jointly issued the Notice on Issues Concerning Process of Enterprise Income Tax in Enterprise Restructuring Business, or the Circular 59. In December 2009, SAT issued the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or the Circular 698. Both Circular 59 and Circular 698 became effective retroactively as of January 2008. In March 2011, SAT issued the Notice on Several Issues Regarding the Income Tax of Non-PRC Resident Enterprises, or the SAT Circular 24, effective in April 2011. By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-resident enterprise.

In February 2015, SAT issued the Notice on Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-PRC Resident Enterprises, or the SAT Circular 7, to supersede existing provisions in relation to the indirect transfer as set forth in Circular 698, while the other provisions of Circular 698 remain in force. SAT Circular 7 introduces a new tax regime that is significantly different from that under Circular 698. SAT Circular 7 extends its tax jurisdiction to capture not only indirect transfers as set forth under Circular 698 but also transactions involving transfer of immovable property in China and assets held under the establishment, and placement in China, of a foreign company through the offshore transfer of a foreign intermediate holding company. SAT Circular 7 also addresses transfer of the equity interest in a foreign intermediate holding company broadly. In addition, SAT Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and introduces safe harbor scenarios applicable to internal group restructurings. However, it also brings challenges to both the foreign transferor and transferee of the indirect transfer as they have to determine whether the transaction should be subject to PRC tax and to file or withhold the PRC tax accordingly. In October 2017, SAT issued the Announcement on Issues Relating to Withholding at Source of Income Tax of Non-resident Enterprises, or the SAT Circular 37, amended in June 2018. The SAT Circular 37 superseded the Non-resident Enterprises Measures and SAT Circular 698 as a whole and partially amended some provisions in SAT Circular 24 and SAT Circular 7. SAT Circular 37 purports to clarify certain issues in the implementation of the above regime, by providing, among others, the definition of equity transfer income and tax basis, the foreign exchange rate to be used in the calculation of withholding amount, and the date of occurrence of the withholding obligation. Specifically, SAT Circular 37 provides that where the transfer income subject to withholding at source is derived by a non-PRC resident enterprise in installments, the installments may first be treated as recovery of costs of previous investments. Upon recovery of all costs, the tax amount to be withheld must then be computed and withheld.

Value-Added Tax

The PRC Provisional Regulations on Value-Added Tax were promulgated by the State Council on December 13, 1993, which became effective on January 1, 1994 and were subsequently amended from time to time. The Detailed Rules for the Implementation of the PRC Provisional Regulations on Value-Added Tax (2011 Revision) was promulgated by the Ministry of Finance on December 25, 1993 and subsequently amended on December 15, 2008 and October 28, 2011. On November 19, 2017, the State Council promulgated the Decisions on Abolishing the PRC Provisional Regulations on Business Tax and Amending the PRC Provisional Regulations on Value-Added Tax. Pursuant to these regulations, rules and decisions, all enterprises and individuals engaged in sale of goods, provision of processing, repair, and replacement services, sales of services, intangible assets, real property, and the importation of goods within the PRC territory are VAT taxpayers. On March 21, 2019, the Ministry of Finance, the SAT, and the General Administration of Customs jointly issued the Announcement on Relevant Policies on Deepen the Reform of Value-Added Tax. Sales revenue represents the invoiced value of goods, net of VAT. The VAT is based on gross sales price, starting from April 1, 2019, VAT rate was lowered to 13%.

ITEM 1A. RISK FACTORS.

RISKS RELATED TO DOING BUSINESS IN CHINA

The PCAOB had historically been unable to inspect our former auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our former auditor in the past has deprived our investors of the benefits of such inspections. Our common stock may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of our common stock, or the threat of its being delisted, may materially and adversely affect the value of your investment.

Our current auditor, ARK Pro CPA & CO, as well as our former auditor, Centurion ZD CPA & Co, the independent registered public accounting firms that issue the audit reports included elsewhere in this annual report, as auditors of companies that are traded publicly in the United States and firms registered with the PCAOB, are currently subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess their compliance with the applicable professional standards. Both our current and former auditors are located in Hong Kong, a jurisdiction where the PCAOB was historically unable to conduct inspections and investigations completely before 2022. As a result, we and investors in our common stock were deprived of the benefits of such PCAOB inspections until 2022. The inability of the PCAOB to conduct inspections of auditors in Hong Kong in the past has made it more difficult to evaluate the effectiveness of our independent registered public accounting firms’ audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. However, if the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong, and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we and investors in our common stock would be deprived of the benefits of such PCAOB inspections again, which could cause investors and potential investors in our common stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Pursuant to the HFCAA, as amended, if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the PCAOB for two consecutive years, the SEC will prohibit our common stock from being traded on a national securities exchange or in the over-the-counter trading markets in the United States.

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong and our auditor was subject to that determination. In May 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we were not identified as a Commission-Identified Issuer after we filed on April 15, 2023 the annual report on Form 10-K for the fiscal year ended December 31, 2022 and we do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

The PRC government exerts substantial influence over the manner in which we conduct our business activities. Its oversight and discretion over our business could result in a material adverse change in our operations and the value of our common stock. Changes in laws, regulations and policies in China and uncertainties with respect to the PRC legal system could materially and adversely affect us. In addition, rules and regulations in China can change quickly. Nevertheless, the Chinese government has been actively promoting exports and adopting customs policies in line with those of major global economies. In recent years, despite potentially rapid changes, domestic rules and regulations in China have significantly supported the development of the clean energy industry. However, in the event of significant geopolitical conflicts, the Chinese government may adjust its export promotion policies to restrict the sale of certain products to specific regions.

All of our operations are conducted in the PRC, while a portion of our products are sold to Europe, the US, India, Southeast Asian countries, and other regions. Accordingly, our financial condition and results of operations are affected to a significant extent by the economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. The PRC government has implemented various measures to encourage economic growth and to guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operations could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. However, the PRC government has actively encouraged foreign capital to invest in China and has an open mindset welcoming a free-market economy in areas unrelated to military and national security.

The Chinese government in recent years has published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will not in the future release regulations or policies regarding our industry that could require us or our PRC subsidiaries to seek permission from Chinese authorities to continue to operate our business in China, which may adversely affect our business, financial condition and results of operations. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers like us. Any such action, once taken by the Chinese government, could significantly limit or completely hinder our ability to offer our securities, and could cause the value of such securities to significantly decline or become worthless.

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

Given that the Trial Measures, Listing Guidelines and Revised Provisions have been introduced recently, and that there remain substantial uncertainties surrounding the enforcement thereof, we cannot assure you that, if required, we would be able to complete the filings and fully comply with the relevant new rules on a timely basis, if at all. Further, as of the date of this report, the aforementioned Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) issued on December 24, 2021, although effectively replaced by the Trial Measures and its supporting guidelines, remain in draft form. The final and effective versions are yet to be published.

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

The State Administration of Foreign Exchange promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of bank loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether the State Administration of Foreign Exchange will permit such capital to be used for equity investments in the PRC in actual practice. The State Administration of Foreign Exchange promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to grant loans to non-associated enterprises. Violations of Circular 19 and Circular 16 could result in administrative penalties. Circular 19 and Circular 16 may significantly limit our ability to transfer any foreign currency CBAK Energy Technology, Inc. holds to its PRC subsidiaries, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements included in this annual report which states that the financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included herein, we had a working capital deficiency, accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of December 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. We plan to improve our profitability, renew our bank borrowings upon maturity and raise additional funds through bank borrowings and equity financing to meet our daily cash demands. However, there can be no assurance that we will be successful in executing such plans or obtaining additional equity or debt financing on acceptable terms. The audited consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

Our business has been and may continue to be adversely affected by the ongoing global COVID-19 pandemic or other health epidemics and outbreaks.

Since late 2019, the outbreak of a novel strain of coronavirus named COVID-19 has materially and adversely affected the global economy. In response, China imposed widespread lockdowns, closure of workplaces and restrictions on mobility and travel to contain the spread of the virus. After the initial outbreak in late 2019, from time to time, some instances of COVID-19 infections have emerged in various regions of China, including infections caused by the Omicron variant. For example, a wave of infections caused by the Omicron variant emerged in Shanghai in early 2022, and a series of restrictions and quarantines were implemented in Shanghai and other regions to contain the spread. Our manufacturing facilities were not producing at full capacity when restrictive measures were in force for the areas where our manufacturing operations are located during 2022. China began to modify its zero-COVID policy at the end of 2022, and most of the travel restrictions and quarantine requirements were lifted in December 2022. Although the COVID-19 pandemic has caused disruptions to our operations, it has had limited adverse impacts on our operating results for the fiscal year ended December 31, 2023. We generated revenues of $204.44 million and $248.73 million for the fiscal years ended December 31, 2023 and 2022, respectively.

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

The ongoing COVID-19 pandemic as well as other possible health epidemics and outbreaks could have a material adverse impact on our or our customers’ business operations including reduction or suspension of operations in China, the U.S. or certain parts of the world. Our manufacturing operations, among others, cannot all be conducted in a remote working structure and often require on-site access to materials and equipment. Our international customers account for approximately 42% of our sales in 2023. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers and partners may suspend or delay their engagement with us, which could result in a material adverse effect on our financial condition. Our response to the ongoing COVID-19 pandemic may prove to be inadequate and we may be unable to continue our operations in the manner we had prior to the outbreak, and may endure interruptions and delays in our product development and shipments, all of which could have an adverse effect on our business, operating results, and financial condition.

The acquisition of a controlling Interest in Hitrans may fail to result in anticipated benefits but has involved significant investment of financial and other resources.

We consummated the acquisition of 81.56% of registered equity interests (representing 75.57% of paid-up capital) in Hitrans in November 2021 (such ownership percentage reduced to 67.33% of registered equity interests (representing 72.99% of paid-up capital) as of December 31, 2023, as a result of Hitrans’s subsequent equity financings and our transfer of some of our equity interests in Hitrans). In addition, as of December 31, 2023, we had paid all registered capital of Hitrans that we had subscribed for.   However, acquisitions generally create risks such as (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; (iv) potential unknown or unquantifiable liabilities associated with the target company; and (v) diversion of management’s attention from other business concerns. Moreover, this acquisition involved substantial investment of funds from our previous equity financings, resulted in one-time charges and expenses. This acquisition may not be successful in generating revenue, income or other returns, and any resources we committed will not be available to us for other purposes. Our inability to take advantage of growth opportunities or address risks associated with this acquisition and investment may negatively affect our operating results.

Additionally, we have recognized impairment losses for long-lived assets of $7.1 million and $4.8 million for the years ended December 31, 2023 and 2022, respectively. Such impairment charges represented the excess of carrying amounts of long-lived assets over the estimated fair value of the production facilities in Hitrans for the production of materials used in manufacturing of lithium batteries. In addition, we recognized impairment losses for goodwill of $1.6 million for the year ended December 31, 2022 due to the underperformance of the Hitrans segment. Any additional impairment of goodwill or other intangible assets acquired in connection with Hitrans’s acquisition or in another acquisition or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings. This acquisition may not result in its anticipated benefits, and we may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations or successfully combine personnel and cultures. Failure to do so could deprive us of the intended benefits of this acquisition.

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

In June 2020, our wholly-owned subsidiary, BAK Asia entered into a framework investment agreement with Gaochun EDZ. According to this agreement, we intended to develop certain lithium battery projects which are expected to have a total production capacity of 20 GWh per year with support from Gaochun EDZ. See also “Item 1. Business—Expansion of Manufacturing Capabilities” for additional information on our cooperation with Gaochun EDZ. We have put into operation two production lines of model 32140 large-sized cylindrical “tabless” batteries with a production capacity of 2 GWh per year. Model 32140 batteries can be used in light electric vehicles, electric vehicles, electric tools and energy storage. We also announced in June 2023 that we had succeeded in mass-producing Model 32140 sodium-ion cylindrical batteries, making us one of only a few companies in the world that have the capacity to mass produce sodium-ion batteries. We are also in the process of developing larger-sized cylindrical batteries including Model 40140 and Model 46120.

In addition, as of December 31, 2023, we have been gradually phasing out our light electric vehicle business.   In 2020, we ventured into developing light electric vehicle projects. On November 9, 2020, we established our new subsidiary, Nanjing BFD, formally named Nanjing Daxin, to launch and develop our light electric vehicle business. However, the development of this new line of business was not successful due to the competitive landscape and evolving market preferences. Consequently, Nanjing BFD has shifted away from the development and manufacture of electric bicycles, motorcycles and automotive spare parts and pivoted towards the manufacture of sodium-ion batteries since 2023. Jiangsu Daxin, a subsidiary wholly-owned by Nanjing BFD, incorporated on August 4, 2021 and focused on the development and manufacture of electric bicycle, motorcycle and automotive spare parts, was dissolved on December 22, 2023.

We cannot provide assurance that market acceptance of our new products will occur due to the highly competitive nature of the business, or our future business ventures will not fail. The Company has operated and competed in industries where there are frequent introductions of new products and line extensions and such product introductions often require significant investment and support. The ability of the Company to understand end user needs and preferences is key to maintaining and improving the competitiveness of its product offerings. The development and introduction of new products, as well as the renovation of current products and product lines, require substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new or renovated products do not gain widespread market acceptance. There are inherent risks associated with new product development and marketing efforts, including product development or launch delays, product performance issues during development, changing regulatory frameworks that affect the new products in development and the availability of key raw materials included in such products. These inherent risks could result in the failure of new products and product line extensions to achieve anticipated levels of market acceptance, additional costs resulting from failed product introductions and the Company not being first to market. As the Company continues to focus on innovation and renovation of its products, the Company’s business, financial condition or results of operations could be adversely affected in the event that the Company is not able to effectively develop and introduce new or renovated products and line or brand extensions.

Our failure, if any, to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.

The lithium-based battery market, as well as the battery materials industry, are characterized by changing technologies and evolving industry standards, which are difficult to predict. This, coupled with frequent introduction of new products and models, has shortened product life cycles and may render our products obsolete or unmarketable. Our ability to adapt to evolving industry standards and anticipate future standards will be a significant factor in maintaining and improving our competitive position and our prospects for growth. To achieve this goal, we have invested and plan to continue investing significant financial resources in our R&D infrastructure. Currently, we have facilities in Dalian, Nanjing and Shaoxing, China, which have about 337 R&D staffers and over 8,254 square meters of space dedicated to R&D activities.

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

We incurred capital expenditures of approximately $12.4 million and $31.1 million for the years ended December 31, 2022 and 2023, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to timely obtain capital on acceptable terms and adequately maintain our manufacturing capacity, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

We face intense competition from other battery manufacturers and cathode material and precursor producers, many of which have significantly greater resources.

The market for batteries used in electric vehicles and light electric vehicles is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in declines in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from manufacturers of traditional rechargeable batteries, such as lead-acid batteries, other manufacturers of lithium-ion batteries and companies engaged in the development of batteries incorporating new technologies. Other manufacturers of high-power lithium batteries currently include Gotion Hi-tech, EVE Battery, Shandong Goldencell, EVPS and Power Long Battery.

Many of these existing competitors have greater financial, personnel, technical, manufacturing, marketing, sales and other resources than we do. As a result, these competitors may be in a stronger position to respond quickly to market opportunities, new or emerging technologies and evolving industry standards. Many of our competitors are developing a variety of battery technologies, such as lithium polymer, prismatic cells, cylindrical cells and fuel cell batteries, which are expected to compete with our existing product lines. Other companies undertaking R&D activities of solid-polymer lithium-ion batteries have developed prototypes and are constructing commercial scale production facilities. It is possible that our competitors will be able to introduce new products with more desirable features than ours and their new products will gain market acceptance. If our competitors successfully do so, we may not be able to maintain our competitive position and our future success would be materially and adversely affected.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 59.2% and 69.5% of our revenues for the years ended December 31, 2023 and 2022, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single prominent customer stops purchasing our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

In addition to our own production, we also rely on a few battery suppliers to fulfill our customers’ orders. If we fail to effectively manage our relationships with, or lose the services of these suppliers and we cannot substitute suitable alternative suppliers, our operations would be materially adversely affected.

We generate part of our revenues by outsourcing some of our customers’ orders to   other suppliers for certain battery models that we do not produce. If our business relationship with these suppliers changes negatively or their financial condition deteriorates, or their operating environment changes, our business may be harmed in many ways. Suppliers may also unilaterally terminate battery supply to us or increase the prices. As a result, we are not assured of an uninterrupted supply of certain types of high-power lithium batteries of acceptable quality or at acceptable prices from suppliers. On the other hand, we may not be able to substitute them with suitable alternative contract manufacturers in a timely manner on commercially acceptable terms or at all. We may be forced to default on the agreements with our customers. This may negatively impact our revenues and adversely affect our reputation and relationships with our customers, causing a material adverse effect on our financial condition, results of operations and prospects.

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

Our business depends on the growth in demand for light electric vehicles, electric vehicles, electric tools, energy storage, such as residential energy supply and UPS application, and other high-power electric devices.

As the demand for our battery cell and battery materials is directly related to the market demand for high-power electric devices, a fast-growing high-power electric devices market will be critical to the success of our business. In anticipation of an expected increase in the demand for high-power electric devices such as electric vehicles, light electric vehicles, electric tools, and energy storage including residential energy supply and UPS application in the next few years, we are building new manufacturing facilities in Nanjing and have invested in the R&D capability of our newly acquired battery materials business. However, the markets we have targeted, primarily those in the PRC, may not achieve the level of growth we expect. If this market fails to achieve our expected level of growth, we may have excess production capacity and may not be able to generate enough revenue to maintain our profitability.

Our success, in part, depends on the success of manufacturers of the end applications that use our products, and our failure to gain acceptance of our products from such manufacturers could materially and adversely affect our results of operations and profitability.

As we target the battery markets for light electric vehicles, electric vehicles, electric tools, energy storage including but not limited to residential energy supply & UPS application, and other high-power electric devices, our future success in part depends on whether end-application manufacturers are willing to use batteries that incorporate our products. To secure acceptance of our products, we must constantly develop and introduce more reliable and cost-effective battery cells and battery materials with enhanced functionality to meet evolving industry standards. Our failure to gain acceptance of our products from these manufacturers could materially and adversely affect our future success. From 2017 to 2019, our electric vehicle customers included Dongfeng Autos, Dayun Motor and Yema Auto. Our sales to electric vehicle customers decreased significantly in 2020 and 2021. However, we have been looking for opportunities to re-enter the electric vehicle battery market by continuing to develop batteries suitable for electric vehicles and actively cooperating with previous electric vehicle customers in battery pack after-sales service and technical support. As a result of our efforts, we generated approximately $2.8 million revenues from electric vehicle customers in 2023. In 2023, our sales of cathode materials and precursors reached $71.4 million. However, we cannot guarantee that the market demand for the cathode materials and precursors will not decline.

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

We currently have insurance coverage for certain machinery and equipment and buildings located at our facilities in Dalian. We are discussing with multiple insurance service providers aiming to secure comprehensive insurance coverage for the remaining properties. If we were to suffer any losses or damages to any of the facilities before the purchase of insurance policies that provide adequate coverage, our business, financial condition and results of operations may be materially and adversely affected. In addition, our subsidiary, Hitrans, maintains property insurance coverage against certain property and inventory damages and losses.

However, such insurance may not adequately compensate us for any such losses and will not address a loss of customers as a result of property damages and consequent disruptions to operations or may have large deductibles insufficient to support our continuing operations. If damages or losses exceed the insurance coverage, we may not be able to return to operation for an extended period of time, potentially even threatening our viability. In addition, insurance coverage is expensive, may be difficult to obtain and may not be available in the future on acceptable terms or at all. A significant increase in the cost of insurance coverage could adversely affect our business, financial condition and results of operations.

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

Our operating results could be adversely affected by increases in the cost of raw materials, particularly Ni, Co, Mn, Li2CO3, LiPF6 and LiFePO4, the primary cost component of our battery products, battery material products or other product parts or components. The price of Ni, Co, Mn, Li2CO3, LiPF6 and LiFePO4 is not stable. For example, we experienced significant increases in the costs of nickel and cobalt in 2022, as a result of the Ukrainian-Russian conflict, as well as in the cost of lithium carbonate due to large market demand and supply imbalance from 2021 to 2022. Although we are not dependent on single suppliers for the supply of any raw materials, we mostly purchase raw materials through individual purchase orders or short-term contracts and not pursuant to long-term contracts. As such, our third-party suppliers may not be able to satisfy our requirements during a period of sustained or growing demand.

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

We rely significantly on technology and systems to support our production, supply chain, payments, financial reporting and other key aspects of our business. Any failure, inadequacy, interruption or security failure of those systems could have a material adverse effect on our business, reputation and brand, financial condition, and results of operations.

The satisfactory performance, reliability and availability of our technology systems are critical to our business. A failure or malfunction of our information technology system can result in substantial losses, damage and harm to our business, operations or brand. To manage our operations and personnel, we will need to continue to improve and expand our operational and financial systems, transaction processing and internal controls and business processes; in doing so, we could encounter transitional issues and incur substantial additional expenses. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems or expanding them, or a breach in security of these systems, could materially adversely affect the promptness and accuracy of our manufacturing process, products delivery, transaction processing, financial accounting and reporting, the efficiency of our operations and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failure, problem or breach. Any such events could have a material adverse effect on our business, financial condition, and results of operations.

Further, we house a portion of our systems offsite at third-party data centers. Our data centers may be subject to cyber-attacks or other technology-related incidents, and also break-ins, sabotage and intentional acts of vandalism that could cause disruptions in our ability to serve our customers and protect data. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other anticipated problems could result in lengthy interruptions to our operations. Any errors or vulnerability in our systems or damage to or failure of our systems, or a third-party data center hosting our data, could result in interruptions in our operations and could have a material adverse effect on our business, financial condition, and results of operations.

In addition, we may now and in the future implement new systems to increase efficiency and profitability. We may encounter transitional issues and incur substantial additional expenses in connection with any implementation or change to existing processes, any of which could have a material adverse effect on our business, financial condition, and results of operations.

System security risk issues, and disruption of our internal operations or information technology systems, could have a material adverse effect on our business, financial condition, and results of operations.

External parties, such as experienced computer programmers and hackers, or even internal users (including both employees and non-employees with authorized access), may be able to penetrate or create systems disruptions or cause shutdowns of our networks, systems and applications or those of third-party vendors. We collect and store identifiable information about our employees, customers and others, and sometimes rely upon third-party service providers to maintain or process data on our behalf and to provide security for the information in their possession. Such compromise of such information could subject us to governmental investigations and/or enforcement actions, fines and penalties, litigation, claims and other liabilities, and harm our reputation, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures, timeliness of applying updates to vulnerable systems or other factors within or beyond our control. Such failures or breaches in our information systems could also result in the disclosure, misappropriation or misuse of or unauthorized access to our confidential, proprietary, or personal information, disruption of our operations or damage to our networks and systems. An increasing number of companies have recently disclosed breaches of their security, some of which have involved increasingly sophisticated and highly targeted attacks on portions of their sites.

Although we take steps to protect our networks, systems, applications and data, we or our service providers may be unable to anticipate, defend against, or timely identify and respond to such activity, including but not limited to hacking, malware, viruses, social engineering (such as phishing or other scams), extortion, account takeover attacks, denial or degradation of service attacks, supply chain attacks, computer and network vulnerabilities or the negligence and malfeasance of individuals with authorized access to our data. In addition, sophisticated hardware and operating system software and applications that we buy or license from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the security and operation of the systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services provided to us, could be significant, and efforts to address these problems could result in interruptions, delays or cessation of service that may impede our production, supply chain, sales, financial reporting or other critical functions and have a material adverse effect on our business, financial condition and results of operations.

In addition, the Chinese government and governments in other jurisdictions have enacted laws or regulations that require companies to notify individuals about certain types of security incidents or breaches, and any such disclosures may lead to negative publicity. It is also possible that security breaches affecting our competitors or others in our industry could also result in negative publicity that indirectly harms our reputation. Increasing public, industry, and governmental focus on privacy and data security may continue to lead to additional guidance or legislative and regulatory action. As a result, we may have to modify our business systems and practices with the goal of further improving data security, which could result in reduced net revenue, increased expenditures and operating complexity. Any compromise of our security or security breach could result in a violation of applicable privacy and other laws, significant legal and financial exposure or damage to our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.

We currently do not carry insurance to cover any potential claims or expenses related to security breaches that affect us. In addition, we cannot assure investors that the limitations on liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities with respect to any particular claim. Any imposition of liability that is not covered by insurance would increase our operating expenses and reduce our net income, if any, or increase our net loss.

The use of technology based on artificial intelligence presents risks relating to confidentiality, creation of inaccurate and flawed outputs and emerging regulatory risk, any or all of which may adversely affect our business and results of operations.

As with many technological innovations, artificial intelligence (“AI”) presents great promise but also risks and challenges that could adversely affect our business. Sensitive, proprietary, or confidential information of the Company and employees, could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees or vendors. Any such information input into a third-party generative AI or machine learning platform could be revealed to others, including if information is used to train the third party’s generative AI or machine learning models. Additionally, where a generative AI or machine learning model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Moreover, generative AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. Due to these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. In addition, uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which cannot be determined at this time. Several jurisdictions have already proposed or enacted laws governing AI. These obligations may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.

We face risks associated with the marketing, distribution and sale of our products internationally, and if we are unable to effectively manage these risks, they could impair our ability to expand our business abroad.

For the years ended December 31, 2023 and 2022, we derived 42% and 20%, respectively, of our sales from outside the PRC mainland. We deem overseas market as an important revenue source for us, and have been actively pursuing opportunities to expand our customer base overseas. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chairman, Chief Executive Officer, President Mr. Yunfei Li and our Chief Financial Officer, Mr. Jiewei Li. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we may encounter similar problems, but on a compounded basis. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our current or former executive officers and the Company, it is hard to predict the extent to which any of these agreements could be enforced in China, where these executive officers reside, in light of the uncertainties with China’s legal system.

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

We and our independent public accounting firm identified material weaknesses in our internal control over financial reporting as of December 31, 2023.  If we fail to remediate the material weaknesses, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. A report of our management is included under Item 9A of this annual report. In addition, as we became an “accelerated filer” in 2023, our independent registered public accounting firm is required to attest to and report on the effectiveness of our internal control over financial reporting. Our management has identified the following material weaknesses in our internal control over financial reporting: (i) we did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements, and (ii) we do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy the material weaknesses. We have regularly offered our financial personnel trainings on internal control and risk management, and we have regularly provided trainings to our financial personnel on U.S. GAAP accounting guidelines. However, the implementation of these measures may not fully address the material weaknesses in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be adversely affected.

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

On September 27, 2023, we received notice from the Listing Qualifications Department of The NASDAQ Stock Market (“Nasdaq”) indicating that, for the last 30 consecutive business days, the bid price for the common stock had closed below the minimum $1.00 per share and as a result, CBAK Energy Technology, Inc. was no longer in compliance with the NASDAQ Listing Rule 5550(a)(2). We regained compliance with the minimum bid price rule on January 8, 2024.

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

Prior to that, in December 2020, CBAK Energy Technology, Inc. issued to the same investors warrants to purchase an aggregate of 3,795,920 shares of common stock at an exercise price of $6.46 per share. These warrants are exercisable until 36 months after the date of issuance. The exercise prices of all of the above warrants are subject to full-ratchet anti-dilution adjustment in the case of future issuances or deemed issuances of shares of common stock below the warrants’ exercise price then in effect, as well as customary adjustment in case of stock splits, stock dividends, stock combinations and similar recapitalization transactions. In addition, CBAK Energy Technology, Inc. issued to Mr. Jian Ke placement agent warrants to purchase up to 379,592 shares of common stock at an exercise price of $6.475 per share in December 2020 and the placement agent warrant to purchase up to 446,999 shares of common stock at an exercise price of $9.204 per share in February 2021. These warrants also bear customary anti-dilution protections in the event of stock dividends or splits, business combination, sale of assets, similar recapitalization transactions, or other similar transactions. As of December 31, 2023, the warrants to purchase 3,795,920 shares of common stock at an exercise price of $6.46 per share, and the warrants to purchase 379,592 shares of common stock at an exercise price of $6.475 per share, all issued in December 2020, had expired.

Our directors and executive officers, collectively, own approximately 12.89% of outstanding common stock of CBAK Energy Technology, Inc. and may possess significant influence in or control over our management and affairs.

Mr. Yunfei Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially own an aggregate of 12.89%   of outstanding common stock of CBAK Energy Technology, Inc. as of December 31, 2023. As a result, our directors and executive officers, acting together, may have significant influence in or control over our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY

We have taken a multifaceted approach to addressing cybersecurity risks, including leadership from our senior management and Board of Directors, direct supervision and operational execution from our information technology (“IT”) department and active involvement of employees. The Company’s senior management devotes significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats. We periodically assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. Our IT team reviews cybersecurity risks, and we have a set of Company-wide policies and procedures concerning cybersecurity matters, including policies related to encryption standards, remote access, multi factor authentication, confidential information, the use of the internet, social media, email and wireless devices and incident response.

The Company’s Chief Executive Officer, an engineering expert with over eight years of experience in leading our company, is responsible for developing and implementing our information security measures and overseeing our IT department. The Company has established a physical firewall, with physical gateways that filter suspicious files and data flows entering and exiting our Company’s network. In addition, the computers in our R&D department are equipped with behavior control software, which makes emails and files sent from the R&D computers in an encrypted state and inaccessible without specific authorization from designated supervisors.

The Company’s IT department is directly responsible for cybersecurity matters and routinely reports to the senior management. In the event of a cybersecurity incident, the IT department will initially report to the Company’s senior management, including our Chief Executive Officer. If the incident is assessed as a material threat or incident to our information systems, our senior management will escalate the issue to the Board of Directors. Given that our core operations are in manufacturing and involve limited network-related activities, we believe that our existing cybersecurity measures are adequate. The Company’s Board of Directors and senior management are committed to continuously evaluating and upgrading our cybersecurity prevention, detection, and mitigation strategies in line with the evolution of our business needs and cybersecurity risks.

In the fiscal year ended December 31, 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see “Risks Related to Our Business—We rely significantly on technology and systems to support our production, supply chain, payments, financial reporting and other key aspects of our business. Any failure, inadequacy, interruption or security failure of those systems could have a material adverse effect on our business, reputation and brand, financial condition, and results of operations” and “Risks Related to Our Business—System security risk issues, and disruption of our internal operations or information technology systems, could have a material adverse effect on our business, financial condition, and results of operations” in Item 1A-Risk Factors.

ITEM 2. PROPERTIES.

We have completed the construction of the facilities in our Dalian site with a total area of 72,809 square meters comprising manufacturing facilities, warehousing and packaging facilities and administrative offices at the BAK Industrial Park in Dalian. Of that space, approximately 35,355 square meters are manufacturing facilities. Our power battery manufacturing plant and packing plant in Dalian started commercial production in July 2015.

We have completed the construction facilities for the Phase One of our Nanjing site, which occupies an area of 27,141 square meters.

In November 2021, the Company completed the acquisition of Hitrans. Hitrans owns a manufacturing facility, warehousing, R&D and administrative offices in Zhejiang with a total area of 13,772 square meters. Of that space, approximately 10,660 square meters are manufacturing facilities.

In July 2023, we secured a rental agreement for a facility in Shangqiu, Henan, PRC, spanning an area of 22,000 square meters. This space includes 12,000 square meters allocated for production purposes, specifically aimed at expanding our capacity to manufacture model 26700 cells.   This strategic move is in response to the escalating demand for our battery products. Additionally, Nanjing BFD has leased a property covering 548 square meters.

We believe that our facilities, including those under construction, meet our current business needs and will meet the needs of our expanded operations in the future.

The following tables sets forth the breakdown of our facilities as of December 31, 2023 based on use.

Facility	Usage	Area (m2)
Constructions completed – facilities owned	Manufacturing	46,016
	R&D and administrative	9,745
	Warehousing	29,018
	Other facilities	1,803
	Total	86,582

Constructions–completed - facilities rented	Manufacturing	31,743
	Warehousing	9,674
	Administrative	8,272
	Total	49,689

The following table presents the total acreage of facilities controlled by each of our major operating subsidiaries as of December 31, 2023:

		Area (m2)
Dalian CBAK Power facilities site area	Total	72,810
Nanjing CBAK facility site area	Total	27,141
Nanjing BFD facilities site area	Total	548
Hitrans facilities site area	Total	13,772

See also “Item 1. Business—Overview of Our Business—Expansion of Manufacturing Capabilities” for more information related to the construction of our Nanjing facilities.

We currently have insurance coverage for certain machinery, equipment and buildings located at our owned facilities. We are discussing with multiple insurance service providers aiming to secure comprehensive insurance coverage for the remaining properties. In addition, our subsidiary, Hitrans, maintains property insurance coverage against certain property and inventory damages and losses. If we were to suffer any losses or damages to any of the facilities before purchasing insurance policies that provide adequate coverage, our business, financial condition and results of operations may be materially and adversely affected.

ITEM 3. LEGAL PROCEEDINGS.

See Note 28 (ii) to our audited consolidated financial statements included in this report.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Effective June 21, 2019, the Company’s Common Stock started trading on the Nasdaq Capital Market under the symbol “CBAT.”

Approximate Number of Holders of Our Common Stock

As of March 14, 2024,  there were approximately 54 holders of record of our common stock, which do not include the number of stockholders holding shares of our common stock in “street name.”

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the 2023 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2023 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2023.

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

Overview

We are engaged in the development, manufacture and sale of new energy high power lithium and sodium batteries, as well as cathode materials and precursors for lithium batteries, which are mainly used in the following applications:

●	Electric vehicles (“EV”), such as electric cars, electric buses, hybrid electric cars and buses;

●	Light electric vehicles (“LEV”), such as electric bicycles, electric motors, electric tricycles and smaller-sized electric cars; and

●	Energy storage including but not limited to residential energy supply & uninterruptible power supply application, and other high-power applications.

In 2023, we experienced higher demand for our model 26650 lithium-ion batteries than our Dalian facilities could supply. To address this demand, we increased our capacity at both our Dalian manufacturing center and the Phase I project in Nanjing by adding new production lines. Currently, we have three production lines in our Dalian manufacturing center, with a total capacity of 2 GWh per year. In Nanjing, our Phase I project has two production lines, capable of producing 2 GWh per year (or 1.7 GWh if one line is used exclusively for sodium battery manufacturing). Additionally, we have two production lines in our Shangqiu manufacturing center, which we have rented to meet the high client demand, with a total capacity of 0.5 GWh per year.

We generated revenues from the manufacture and sale of high-power lithium and sodium batteries as well as raw materials for lithium batteries in the aggregate amounts of $204.4 million and $248.7 million for the fiscal years ended December 31, 2023 and 2022, respectively. We incurred a net loss of $8.5 million and $11.3 million during the fiscal years ended December 31, 2023 and 2022, respectively. New revenues derived from the sale of materials used in manufacturing of lithium batteries, through the newly acquired subsidiary, Hitrans, as well as the continuous climb of sales in batteries used in residential energy supply and UPS and light-electric-vehicle related products, contributed to the total increase in net revenues. For more details, see “Item 1. Business—Overview of Our Business.” Specifically, total net revenue from sales of batteries for residential energy supply and uninterruptable supplies was $124.5 million for the fiscal year ended December 31, 2023, as compared to $83.6 million for fiscal year ended December 31, 2022, an increase of $40.9 million, or 49%. Net revenue from sales of cathode materials and precursors was $71.4 million for the fiscal year ended December 31, 2023, as compared to $154.0 million for fiscal year ended December 31, 2022. In addition, net revenues from sales of batteries for light electric vehicles was $5.6 million for the fiscal year ended December 31, 2023, as compared to $6.4 million for fiscal year ended December 31, 2022, a decrease of $0.1 million, or 13%. We believe the government’s new energy policies will, in the long run, encourage the production of new energy vehicles, optimize the industry’s structure, enhance technical standards and strengthen the industry’s competitiveness, which ultimately will foster strategic development of new energy vehicles. In addition, our latest development of 32140 battery and our planned investment in the R&D of Series 46 batteries will help us regain competitiveness in both LEV and EV markets with the appropriate products. With the demand for new energy growing, we are confident in our ability to secure additional orders from the expanding market.

We completed the construction of a cylindrical power battery manufacturing plant in Dalian, which began commercial production in July 2015. We have successfully integrated most of BAK Tianjin’s operating assets into our Dalian facilities. This includes machinery and equipment for battery and battery pack production, customers, management team, technical staff, as well as patents and technologies. In 2020, we initiated the construction of our Nanjing facilities, planned in two phases. The Phase I commenced operations in the second half of 2021, covering an area of approximately 27,173 square meters. Since then, we have been steadily increasing its production capacity to 2GWh. Construction of the Phase II began in 2022 and includes three major manufacturing plants. The construction of the ceiling stage for the first of these three plants in Phase II was completed in 2023, and we anticipate it will commence operations in the last quarter of 2024. Once fully operational with these three new plants, the Nanjing facilities are expected to provide a total capacity of 20 GWh, supporting the growing demand from our customers. In 2023, our client demand for batteries soared, prompting us to rent additional manufacturing space in Shangqiu, Henan, PRC. Our Shangqiu facility has a capacity of 0.5 GWh per year. We have two production lines at this leased facility, and the renovation costs were covered by the owner. Additionally, subject to meeting certain criteria, the rental expenses can be offset by the taxes incurred. In addition to our construction efforts, we have also invested in machinery and equipment to expand our production capacity. Thanks to the booming demand from our clients, our battery segment has successfully returned to profitability in 2023. We are confident that our battery segment will continue to improve its profitability as we move forward.

In addition, we completed the acquisition of 81.56% of registered equity interests (representing 75.57% of paid-up capital) in Hitrans, a leading developer and manufacturer of NCM precursor and cathode materials in China, in November 2021. As of December 31, 2023, our equity interests in Hitrans had reduced to 67.33% (representing 72.99% of paid-up capital) after Hitrans accepted investments from several investors. See “Item 1. Business—Overview of Our Business—Acquisition of A Raw Materials Manufacturer” for more information on the acquisition.

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

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%, except for Hitrans and CBAK Power which each was recognized as a “High and New Technology Enterprise” and enjoyed a preferential tax rate of 15% from 2021 to 2024. CBAK Nanjing obtained “High and New Technology Enterprise” certificate in late 2023 can enjoy a preferential tax rate of 15% for three years starting from 2023. Our Hong Kong subsidiaries, BAK Asia, BAK Investment and Nacell Holdings, are subject to profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, BAK Asia, BAK Investment and Nacell Holdings had not paid any such tax.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2023

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,		Change
	2022	2023	$	%
Net revenues	$248,725	$204,438	(44,287)	-18%
Cost of revenues	(230,630)	(172,714)	57,916	-25%
Gross profit	18,095	31,724	13,629	75%
Operating expenses:
Research and development expenses	(10,635)	(11,928)	(1,293)	12%
Sales and marketing expenses	(2,008)	(4,904)	(2,896)	144%
General and administrative expenses	(9,738)	(13,789)	(4,051)	42%
Impairment charge on property, plant and equipment	(4,832)	(7,070)	(2,238)	46%
Impairment charge on goodwill	(1,556)	-	1,556	-100%
Provision of expected credit losses	(831)	(1,285)	(454)	55%
Total operating expenses	(29,600)	(38,976)	(9,376)	32%
Operating loss	(11,505)	(7,252)	4,253	-37%
Finance income, net	491	433	(58)	-12%
Impairment charges on equity investee	-	(2,366)	(2,366)	n/a
Share of loss of equity investee	-	(27)	(27)	n/a
Other expense, net	(7,252)	3,023	10,275	-142%
Change in fair value of warrants liability	5,710	136	(5,574)	-98%
Loss before income tax	(12,556)	(6,053)	6,503	-52%
Income tax credit (expense)	1,228	(2,486)	(3,714)	-302%
Net loss	(11,328)	(8,539)	2,789	-25%
Less: Net loss attributable to non-controlling interests	1,879	6,090	4,211	224%
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	$(9,449)	(2,449)	7,000	-74%

Net revenues. Net revenues were $204.4 million for the fiscal year ended December 31, 2023, as compared to $248.7 million for the fiscal year ended December 31, 2022, a decrease of $44.3 million, or 18%.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts, other than percentage, in thousands of U.S. dollars)

	Years Ended		Change
	December 31,	December 31,
	2022	2023	$	%
High-power lithium batteries used in:
Electric vehicles	$4,695	$2,883	(1,812)	-39%
Light electric vehicles	6,415	5,607	(808)	-13%
Residential Energy Supply & Uninterruptable supplies	83,603	124,503	40,900	49%
Trading of Raw materials used in lithium batteries	2	-	(2)	-100%
	94,715	132,993	38,278	40%
Materials used in manufacturing of lithium batteries
Cathode	75,331	39,846	(35,485)	-47%
Precursor	78,679	31,599	(47,080)	-60%
	154,010	71,445	(82,565)	-54%
Total	$248,725	$204,438	(44,287)	-18%

Net revenues from sales of batteries for electric vehicles were $2.9 million for the fiscal year ended December 31, 2023, as compared to $4.7 million for 2022, a decrease of 39%. The market for batteries used in electric vehicles has become highly competitive in 2023, with key players consistently reducing sales prices. Consequently, we have scaled back our marketing efforts in this sector and plan to reassess our strategy once the price level recovers.

Net revenues from sales of batteries for light electric vehicles was approximately $5.6 million for the fiscal year ended December 31, 2023, as compared $6.4 million for 2022, representing a decrease of $0.8 million, or 13%. Similarly, the domestic market for batteries used in light electric vehicles has become extremely competitive. We have reduced our marketing efforts in the Chinese market and instead begun seeking collaboration with light electric vehicle manufacturers in international markets, including India.  We believe that our sales campaign in the international market will contribute to a rebound in our sales volume in this sector in the near future.

Net revenues from sales of batteries for residential energy supply & uninterruptable supplies was $124.5 million for the fiscal year ended December 31, 2023, as compared to $83.6 million for fiscal year ended December 31, 2022, an increase of $40.9 million, or 49%. The increase in sales of batteries for residential energy supply & uninterruptable supplies in 2023 can be attributed to a combination of factors including growing demand for renewable energy sources, and our development of reliable and low-cost products. As more businesses and households switch to renewable energy, there has been a growing demand for renewable energy sources and the need for energy storage solutions to support these sources. Additionally, our focus on research and development has allowed us to develop innovative and reliable energy storage products at competitive pricing. As we continue to invest in R&D and improve our product offerings, we expect to remain a leader in the energy storage industry and see continued growth in sales.

Net revenues from trading of raw materials used in lithium batteries was nil for the fiscal year ended December 31, 2023, as compared with $2,172 in the same period in 2022.

Net revenues from sales of materials for use in manufacturing of lithium battery cells were $71.4 million for the fiscal year ended December 31, 2023, as compared to $154.0 million for 2022. This primarily resulted from a rapid decrease in raw material prices during 2023, which led to significant downward pressure on the pricing of our battery material products.

Cost of revenues. Cost of revenues decreased to $172.7 million for the fiscal year ended December 31, 2023, as compared to $230.6 million for 2022, a decrease of $57.9 million, or 25.1%. The decrease in cost of revenues was in line with the decrease of net revenues.

Gross profit. Gross profit for the year ended December 31, 2023 was $31.7 million, or 15.5% of net revenues as compared to gross profit of $18.1 million, or 7.3% of net revenues, for the fiscal year ended December 31, 2022. Gross profit margin significantly increased largely due to our ability to sell our battery products at a relatively higher price to certain customers.

Research and development expenses. Research and development expenses increased to $11.9 million for the year ended December 31, 2023, as compared to $10.6 million for 2022, an increase of $1.3 million, or 12.2%. The increase primarily resulted from salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK and Hitrans and compensation expenses incurred for restricted share units and options granted to our employees on April 11, 2023 and August 22, 2023. We incurred $5.8 million in salaries and social insurance cost (including share-based compensation) for the year ended December 31, 2023 compared to $4.7 million for the year ended December 31, 2022.

Sales and marketing expenses. Sales and marketing expenses increased to $4.9 million for the year ended December 31, 2023, as compared to $2.0 million for 2022, an increase of $2.9 million, or 144.2%. As a percentage of revenues, sales and marketing expenses were 2.4% and 0.8% of revenues for the years ended December 31, 2023 and 2022, respectively. We have expanded our marketing effort since the beginning of 2023 after the lift of travel restrictions and quarantine requirements, including hosting the Company’s inaugural corporate open day on June 28, 2023.

General and administrative expenses. General and administrative expenses increased to $13.8 million for the year ended December 31, 2023, as compared to $9.7 million for 2022, an increase of $4.1 million, or 41.6%. The increase primarily resulted from salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK and Hitrans and compensation expenses incurred for restricted share units and options granted to our employees on April 11, 2023 and August 22, 2023. We incurred $6.9 million in salaries and social insurance cost (including share-based compensation) for the year ended December 31, 2023 compared to $4.9 million for the year ended December 31, 2022. With the expansion of Nanjing CBAK, our operating expenses and consultancy expenses increased by $1.2 million to $4.3 million for the year ended December 31, 2023 compared to $3.1 million for the year ended December 31, 2022.

Long-lived assets impairment charge. During the course of our strategic review of our operations, we assessed the recoverability of the carrying value of our long-lived assets which resulted in impairment losses of $7.1 million and $4.8 million for the years ended December 31, 2023 and 2022, respectively. The impairment charge represented the excess of carrying amounts of our long-lived assets over the estimated fair value of the Company’s production facilities in Hitrans for the production of materials used in manufacturing of lithium batteries, due to underperformance of Hitrans reporting unit. No impairment charge on production facilities in Dalian and Nanjing.

Goodwill impairment charge. Goodwill impairment was $1.6 million for the year ended December 31, 2022. The impairment loss of goodwill was primarily attributable to the impairment related to Hitrans reporting unit. Hitrans reporting unit carrying value exceeded the fair value as of December 31, 2022, due to underperformance of Hitrans reporting unit.

Provision for expected credit losses. Provision for expected credit losses was $1.3 million for the year ended December 31, 2023, as compared to $0.8 million for 2022. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $7.3 million for the year ended December 31, 2023, as compared to $11.5 million for 2022, a decrease of $4.3 million or 37.0%.

Finance income, net. Finance income, net was $0.5 million for both the years ended December 31, 2023 and 2022.

Other income (expenses), net. Other income was $3.0 million for the year ended December 31, 2023, as compared to other expenses of approximately $7.3 million for 2022. For the year ended December 31, 2023, we have generated services income and materials sales compared to written off our long-lived assets for $7.4 million  for the year ended December 31, 2022.

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

Income tax credit. Income tax expenses was $2.5 million for the year ended December 31, 2023, compared to an income tax credit of $1.2 million for the years ended December 31, 2022. The increase in the income tax expenses was primarily due to the “full valuation allowance” of the deferred tax assets.

Net loss. As a result of the foregoing, we had a net loss of $8.5 million and $11.3 million for the year ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

We have financed our liquidity requirements from a variety of sources, including bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock.

We recorded a net loss of $8.5 million in the fiscal year ended December 31, 2023. As of December 31, 2023, we had cash and cash equivalents and restricted cash of $58.8 million. Our total current assets were $128.4 million and our total current liabilities were $160.5 million, resulting in a net working capital deficit of $32.1 million.

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

In January 2023, we renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. The facility was secured by our land use rights and buildings. Under the facility, we have borrowed RMB142.8 million (approximately $20.1 million) as of December 31, 2023, bearing interest at 3.55% to 3.65% per annum expiring through February to May 2024.

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

On March 21, 2022, we renewed the above acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB71.6 million ($9.9 million) with other terms remain the same. Under the facilities, as of December 31, 2022 and 2023, we borrowed a total of RMB15.9 million (approximately $2.3 million) and RMB45.4 million (approximately $6.4 million), respectively, in the form of bills payable for various terms expiring from January 2024 to May 2024, which was secured by our cash totaling RMB15.9 million (approximately $2.3 million) and RMB45.4 million (approximately $6.4 million), respectively.

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

We entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.2 million) bearing interest rate at 4.6% per annum for a period from September 27, 2023 to August 31, 2024. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We borrowed RMB9 million (approximately $1.3 million)  on September 27, 2023 for a term until September August 31, 2024.

On November 8, 2022, we entered into a short-term loan agreement with China CITIC Bank Shaoxing Branch to August 9, 2023 with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 4.35% per annum. We borrowed RMB10 million (approximately $1.4 million) on the same date. We has repaid RMB5 million (approximately $0.7 million), RMB0.2 million (approximately $0.1 million) and RMB4.8, million (approximately $0.7 million) on November 16, 2022, December 27, 2022 and August 9, 2023, respectively. We entered into another short-term loan agreement with China CITIC Bank Shaoxing Branch for a one-year short-term loan agreement with a maximum amount of RMB0.2 million (approximately $0.1 million) for December 27, 2022 to December 27, 2023, bearing interest rate at 4.20% per annum. We entered into another loan agreement with China CITIC Bank Shaoxing Branch for a short-term loan of RMB4.8 million (approximately $0.7 million) from August 10, 2023 to May 2, 2024, bearing interest rate at 4.3% per annum.

On December 9, 2022, we obtained a RMB5 million (approximately $0.7 million) letter of credit from China CITIC Bank for a period to October 30, 2023 for settlement of Hitrans purchase. We utilized RMB1.5 million (approximately $0.2 million) letter of credit at an interest rate of 2.7% for a period of one year to January 5, 2023.

On January 7, 2023, we obtained a two-year term facility from Postal Savings Bank of China, Nanjing Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by our CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. We borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum. We repaid the above early on June 15, 2023. On June 27, 2023, we entered into another loan agreement for one year from June 27, 2023 to June 26, 2024 under the two-year term facility for a maximum loan amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.65 % pr annum. The Company borrowed RMB10 million (approximately $1.4 million)  on the same date. The loan was guaranteed by our CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd.

On March 29, 2023, we and Bank of China Limited entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. Weborrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by our buildings in Dalian.

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

On June 9, 2023, we and China Zheshang Bank Co., Ltd Shangyu Branch entered into a short-term loan agreement for one year from June 9, 2023 to June 7, 2024 for a maximum loan amount to RMB4 million (approximately $0.6 million) bearing interest rate at 4.55% per annum. We borrowed RMB4 million (approximately $0.6 million) on the same date. We early repaid the loan principal and related loan interests on December 22, 2023.

On July 31, 2023, we obtained a three-year term facility from Bank of China Gaochun Branch, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from July 31, 2023 to July 30, 2026. The facility was guaranteed by our CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, we borrowed RMB10 million (approximately $1.4 million) on July 31, 2023, bearing interest rate at 3.15% per annum.

On August 3, 2023, we and Bank of China entered into a short term loan agreement for one year from August 3, 2023 to August 2, 2024 for a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.55% per annum. We borrowed RMB10 million (approximately $1.4  million) on September 27, 2023. The loan was secured by our buildings in Dalian.

We borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB4.6 million (approximately $0.7 million) for various terms expiring in April 2024, which was secured by our cash totaling RMB4.6 million (approximately $0.7 million).

We borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaling RMB174.0 million (approximately $24.5 million) for various terms expiring through January to June 2024, which was secured by our cash totaling RMB174 million (approximately $24.5 million).

We borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB109.9 million (approximately $15.5 million) for various terms expiring through January to June 2024, which was secured by our cash totaling RMB106.3 million (approximately $15.0 million) (Note 3) and the Company’s bills receivable totaling RMB2 million (approximately $0.3 million).

We borrowed a series of acceptance bills from China Merchants Bank Dalian Branch totaling RMB9.3 million (approximately $1.3 million) for various terms through June 2024, which was secured by our cash totaling RMB9.3 million (approximately $1.3 million).

We borrowed a series of acceptance bills from Bank of China Limited totaling RMB4.9 million (approximately $0.7 million) for various terms through January 2024, which was secured by our cash totaling RMB4.9 million (approximately $0.7 million).

We borrowed a series of acceptance bills from Jiangsu Gaochun Rural Commercial Bank totaling RM30.6 million (approximately $4.3 million) for various terms expiring through March to April 2024, which was secured by our cash totaling RMB30.6 million (approximately $4.3 million).

We borrowed a series of acceptance bills from China CITIC Bank totaling RMB0.4 million (approximately $0.1 million) for various terms expiring through March 2024, which was secured by our cash totaling RMB0.6 million (approximately $0.1 million).

We borrowed a series of acceptance bills from Bank of Ningbo Shaoxing Shangyu Branch totaling RMB6.7 million (approximately $0.9 million) for various terms expiring through May 2024, which was secured by our cash totaling RMB6.7 million (approximately $0.9 million).

As of December 31, 2023, we had unutilized committed banking facilities of $2.8 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

Equity and Debt Financings from Investors

In addition, we have obtained funds through private placements, registered direct offerings and other equity and debt financings in the past:

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

On December 8, 2020, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued in a registered direct offering, an aggregate of 9,489,800 shares of common stock of the Company at a per share purchase price of $5.18, and warrants to purchase an aggregate of 3,795,920 shares of common stock of the Company at an exercise price of $6.46 per share exercisable for 36 months from the date of issuance (collectively, the “2020 Warrants”), for gross proceeds of approximately $49.16 million, before deducting fees to the placement agent and other offering expenses payable by the Company.

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

As of August 31, 2021, we had not received any notices from investors to exercise the Series B warrants, which, along with the Series A-2 warrants, had expired. As of December 31, 2023, we had not received any notices from investors to exercise the 2020 Warrants, which had also expired.

We currently are expanding our product lines and manufacturing capacity in our Dalian and Nanjing facilities, which require more funding to finance the expansion. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew our bank loans upon maturity, if required, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining such financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31,	December 31,
	2022	2023
Net cash provided by operating activities	$15,115	$46,507
Net cash used in investing activities	(7,928)	(42,310)
Net cash provided by financing activities	5,611	18,615
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,797)	(1,345)
Net increase in cash and cash equivalents and restricted cash	11,001	21,467
Cash and cash equivalents and restricted cash at the beginning of the year	26,355	37,356
Cash and cash equivalents and restricted cash at the end of the year	$37,356	$58,823

Operating Activities

Net cash provided by operating activities was $46.5 million in the year ended December 31, 2023. The net cash provided by operating activities in 2023 was mainly attributable to our net income of $17.1 million (before loss on disposal of property, plant and equipment, impairment charge of long-lived assets, impairment loss of equity investee and excluding non-cash depreciation and amortization, write-down of inventories, share-based compensation and changes in fair value of warrants liability), increase of trade and bills payable by $16.8 million, a decrease of inventories of $11.2 million, a decrease of trade receivable from Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”) of $5.4 million, offset by an increase of trade and bills receivable of $3.0 million.

Net cash provided by operating activities was $15.1 million in the year ended December 31, 2022. The net cash provided by operating activities in 2022 was mainly attributable to our net income of $6.9 million (before loss on disposal of property, plant and equipment, impairment charge of long-lived assets, impairment charge of goodwill and excluding non-cash depreciation and amortization, write-down of inventories, share-based compensation and changes in fair value of warrants liability), a decrease of trade and bills receivable of $21.0 million, decrease of prepayments and other receivables of $7.1 million, increase of trade and bills payable by $7.6 million offset by increase of inventories of $24.0 million and increase of trade receivable from Shenzhen BAK of $3.5 million.

Investing Activities

Net cash used in investing activities was $42.3 million in the fiscal year ended December 31, 2023. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress $31.1 million, $4.0 million on investment in equity method investment and $7.1 million on deposit paid for acquisition of long-term investments.

Net cash used in investing activities was $7.9 million in the fiscal year ended December 31, 2022. In 2022, the primary uses of net cash for investing activities were purchases of property, plant and equipment, and construction in progress, totaling $12.4 million offset by $4.5 million cash receipt from disposal of equity interest of Hitrans.

Financing Activities

Net cash provided by financing activities was $18.6 million in the fiscal year ended December 31, 2023. The net cash provided by financing activities for the year ended December 31, 2023 mainly comprised $36.1 million bank borrowings, and $1.7 million from finance leases, partially offset by repayment of bank borrowings of $18.0 million and $0.9 million repayment on finance lease.

Net cash provided by financing activities was $5.6 million in the fiscal year ended December 31, 2022. The net cash provided by financing activities for the year ended December 31, 2022 mainly comprised $21.6 million bank borrowings, $1.5 million from non-controlling interests injections, and $1.5 million from finance leases, partially offset by repayment of bank borrowings of $14.6 million and $3.7 million in repayment of loans to Mr. Ye Junnan.

As of December 31, 2023, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum
	amount	Amount
	available	borrowed
Long-term credit facilities:
Shaoxing Branch of Bank of Communications Co., Ltd	$22,547	$20,076
Industrial and Commercial Bank of China Limited	1,691	1,409
Postal Savings Bank of China Nanjing Gaochun Branch	1,409	1,409
	25,647	22,894
Short-term credit facilities:
China CITIC Bank	705	676
Jiangsu Gaochun Rural Commercial Bank	2,677	2,677
Agricultural Bank of China	1,409	1,409
Bank of Nanjing Gaochun Branch	1,409	1,409
Bank of China Gaochun Branch	1,409	1,409
Bank of China Dalian Jinpu New Area Branch	2,114	2,114
	9,723	9,694
Other lines of credit:

Agricultural Bank of China	653	653
Jiangsu Gaochun Rural Commercial Bank	4,311	4,311
Bank of Ningbo Nanjing Gaochun Branch	6,404	6,404
Bank of Ningbo Shaoxing Shangyu Branch	941	941
China Zheshang Bank Co., Ltd	15,490	15,490
China Merchants Bank Co., Ltd, Dalian Development Zone Branch	1,315	1,315
Bank of China, Dalian Jinzhou Branch	685	685
Bank of Jilin Co., Ltd	875	875
China Citibank Shaoxing Shangyu Branch	51	51
Zhejiang Commercial Bank Shenyang Branch	24,517	24,517
	55,242	55,242
Total	$90,612	$87,830

Capital Expenditures

We incurred capital expenditures of $30.7 million and $12.4 million in the fiscal years ended December 31, 2023 and 2022, respectively. Our capital expenditures in 2023 were primarily allocated to the construction of our Dalian, Nanjing and Zhejiang facilities. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31,	December 31,
	2022	2023
Purchase of property, plant and equipment and construction in progress	$12,373	$31,141

We estimate that our total capital expenditures in fiscal year 2024 will reach approximately $30.0 million. Such funds will be used to construct new plants with new production lines and battery module packing lines.

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

Trade and Bills Receivable  and current expected credit losses

Trade and bills receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade accounts receivable.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including, but not limited to, trade and other receivables and net investments in leases. The Company assessed that trade receivable and other current assets are within the scope of ASC 326. The Company has identified the relevant risk characteristics of trade receivables and other current assets which include size, type of the services or the products the Company provides, or a combination of these characteristics, the historical credit loss experience, current economic conditions, supportable forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses, etc. Other key factors that influence the expected credit loss analysis include industry-specific factors that could impact the credit quality of the Company’s receivables. This is assessed at each quarter based on the Company’s specific facts and circumstances. All forward looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Company’s control. Additionally, external data and macroeconomic factors are also considered.

The Company adopted this ASC 326 and several associated ASUs on January 1, 2023 using a modified retrospective approach. As of January 1, 2023, upon the adoption, the expected credit loss provision for the current assets was $2.3 million. For the year ended December 31, 2023, the Company recorded $1.0 million in expected credit losses. As of December 31, 2023, the expected credit loss provision recorded in current assets was $3.2 million.

The Company provides an allowance against trade receivable based on the expected credit loss approach and writes off trade receivables when they are deemed uncollectible. The Company considers the historical write-off experience, customer specific facts and economic conditions in assessing the expected credit losses. Other key factors that influence the expected credit loss analysis include customer demographics, payment terms offered in the normal course of business to customers, and industry-specific factors that could impact the Company’s receivables. This is assessed at each quarter based on the Company’s specific facts and circumstances.

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

Exchange Rates

The financial records of our PRC subsidiaries are maintained in RMB. In order to prepare our financial statements, we have translated RMB amounts into U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income in our stockholders’ equity section of our balance sheet. All other amounts that were originally booked in RMB and translated into U.S. dollars were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	Fiscal Year Ended
	December 31,	December 31,
	2022	2023
Balance sheet items, except for equity accounts	6.9091	7.0971
Amounts included in the statement of income and comprehensive loss and statement of cash flows	6.7264	7.0719

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2022 AND 2023

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CBAK Energy Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CBAK Energy Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2024, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of December 31, 2023. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of December 31, 2023. The Company has contractual obligations such as commitments for purchases of equipment, building constructions cost, payable, capital injection to subsidiaries and short-term loan (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures and, if necessary, obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access such financing, the Company can manage cash outflows to meet the obligations through reductions in capital expenditures and other operating expenditures.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) testing the effectiveness of controls relating to management’s assessment of the Company’s ability to continue as a going concern, including controls relating to evaluate the appropriateness of management’s process for developing the estimates of forecast operating cash flows; (ii) testing key assumptions underlying management’s forecast operating cash flows, including revenue growth, gross margin and operating expenses assumptions; (iii) evaluating the probability that the Company will be able to access funding from the capital market; (iv) evaluating the probability that the Company will be able to reduce capital expenditures and other operating expenditures if required; and (v) evaluating the probability that the Company will be able to obtain the loan from existing directors and shareholders.

Inventory write-down

As described in Note 5 of the consolidated financial statements, inventories are stated at the lower of cost or net realizable value, with cost determined on a weighted average cost method. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2023, the Company recorded inventory write-downs of $3.6 million. Inventories include items that have been written down to the Company’s best estimate of their realizable value, which includes consideration of various factors.

We identified the inventory write-down as a critical audit matter. The Company’s determination of future markdowns is subjective. Specifically, there was a high degree of subjective auditor judgment in evaluating how the Company’s merchandising strategy and related inventory markdown assumptions affected the realizable value of inventory.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) testing the effectiveness of controls relating to management’s assessment on inventory write-down process, including controls relating to evaluate the appropriateness of management’s process for developing the estimates of net realizable value; (ii) observing the physical condition of inventories during inventory counts; (iii) testing the reasonableness of the assumptions about quality, damages, future demand, selling prices and market conditions by considering with historical trends and consistency with evidence obtained in other areas of the audit; and corroborating the assumptions with individuals within the product team; and (iv) assessing the Company’s adjustments of inventory costs to net realizable value for slow-moving and obsolete inventories by (1) comparing the historical estimate for net realizable value adjustments to actual adjustments of inventory costs, and (2) analyzing sales subsequent to the measurement date.

Assessment of impairment of long-lived assets

As discussed in Note 2 (f) and Note 7 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses. Based upon the analysis performed, the Company recognized impairment losses for long-lived assets of $7.1 million for the year ended December 31, 2023.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) testing the effectiveness of controls relating to management’s impairment assessment on of long-lived assets, including controls relating to fair value determination of the long-lived assets; (ii) evaluating the appropriateness of the valuation model, by reviewing the valuation report and the calculation schedules prepared by the management and third party valuation specialists engaged by the Company (iii) comparing the methodology used by the Company, that is, recoverable amount calculations based on future discounted cash flows, to industry practice and testing the completeness and accuracy of the underlying data used in the projections; (iv) assessing the reasonableness of the significant assumptions used in the calculations, which comprised of, amongst others, expected production and sales volumes, production costs, operating expenses and discount rates, by comparing them to external industry outlook reports from a number of sources and by analyzing the historical accuracy of management’s estimates; (v) evaluating the competence, capabilities and objectivity of the professionals engaged by the Company; and (vi) involving our valuation specialists to assist us with assessing the appropriateness of the valuation methodologies and the reasonableness of assumptions used, including the discount rates.

Assessment of allowance for current expected credit losses (“CECL”)

As discussed in Note 2 (d) to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (codified as Accounting Standard Codification Topic 326) and several associated ASUs on January 1, 2023 using a modified retrospective approach. The Company assessed that trade receivable and other current assets are within the scope of ASC 326. The Company has identified the relevant risk characteristics of trade receivables and other current assets which include size, type of the services or the products the Company provides, or a combination of these characteristics, the historical credit loss experience, current economic conditions, supportable forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses, etc. Other key factors that influence the expected credit loss analysis include industry-specific factors that could impact the credit quality of the Company’s receivables. This is assessed at each quarter based on the Company’s specific facts and circumstances. All forward looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Company’s control. Additionally, external data and macroeconomic factors are also considered. As of January 1, 2023, upon the adoption, the expected credit loss provision for the current assets was $2.3 million. For the year ended December 31, 2023, the Company recorded $1.3 million in expected credit losses. As of December 31, 2023, the expected credit loss provision recorded in current assets was $3.5 million.

We identified the assessment of allowances for CECL as a critical audit matter due to the involvement of subjective judgment and management estimates in evaluating the CECL of the current asset items, and the significance to the Company’s consolidated financial position.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) testing the effectiveness of controls relating to the assessment of allowances for CECL and assessing management’s method for developing the allowance for doubtful accounts (credit losses); (ii)  evaluating the appropriateness of the valuation model, by reviewing the valuation report and the calculation schedules prepared by the management and third party valuation specialists engaged by the Company; (iii) testing the accuracy of management’s basic input in calculating CECL including aging report, historical write-offs and recoveries, on a sample basis; (iv) engaging independent valuation specialist with specialized skills and knowledge, to evaluate the reasonableness of significant assumptions and judgments made by management to estimate the allowance for credit loss, including the Company’s assessment on significant factors, and the basis of estimated loss rates applied with reference to historical default rates and forward-looking information; (v) sending confirmations to debtors to confirm the accuracy of the basic information and terms of the loan receivables and other receivable accounts; (vi) evaluating subsequent collections occurring after the balance sheet date; and (vii) evaluating the competence, capabilities and objectivity of the professionals engaged by the Company.

/s/ ARK Pro CPA & Co

ARK Pro CPA & Co

We have served as the Company’s auditor since 2023.

Hong Kong, China

March 15, 2024

PCAOB ID: 3299

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CBAK Energy Technology, Inc.

Opinion on Internal Control over Financial Reporting

We have audited CBAK Energy Technology, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, CBAK Energy Technology, Inc. and subsidiaries (the “Company”) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

The Company did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements, and there was insufficient accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America, or U.S. GAAP, commensurate with the financial reporting requirements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the year ended December 31, 2023, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 15, 2024, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ ARK Pro CPA & Co

ARK Pro CPA & Co

We have served as the Company’s auditor since 2023.

Hong Kong, China

March 15, 2024

PCAOB ID: 3299

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CBAK Energy Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CBAK Energy Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We served as the Company’s auditor from 2016 to 2023.

Hong Kong, China

April 14, 2023

PCAOB ID: 2769

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2022 and 2023

(In US$ except for number of shares)

	Note	December 31, 2022	December 31, 2023
Assets
Current assets
Cash and cash equivalents		$6,519,212	$4,643,267
Pledged deposits	3	30,836,864	54,179,549
Trade and bills receivable, net	4	27,413,575	28,653,047
Inventories	5	49,446,291	33,413,422
Prepayments and other receivables	6	5,915,080	7,459,254
Receivables from former subsidiary	18	5,518,052	74,946
Income tax recoverable		57,934	-
Total current assets		125,707,008	128,423,485

Property, plant and equipment, net	7	90,004,527	91,628,832
Construction in progress	8	9,954,202	37,797,862
Long-term investments, net	9	945,237	2,565,005
Prepaid land use rights	10	12,361,163	11,712,704
Intangible assets, net	11	1,309,058	841,360
Deposit paid for acquisition of long-term investments	14	-	7,101,492
Operating lease right-of-use assets, net	10	1,264,560	1,084,520
Deferred tax assets, net	21	2,486,979	-
Total assets		$244,032,734	$281,155,260

Liabilities
Current liabilities
Trade and bills payable	15	$67,491,435	82,429,575
Short-term bank borrowings	16	14,907,875	32,587,676
Other short-term loans	16	689,096	339,552
Accrued expenses and other payables	17	25,605,661	41,992,540
Payable to a former subsidiary, net	18	358,067	411,111
Deferred government grants, current	19	1,299,715	375,375
Product warranty provisions	20	26,215	23,870
Warrants liability	27	136,000	-
Operating lease liability, current	10	575,496	691,992
Finance lease liability, current	10	844,297	1,643,864

Total current liabilities		111,933,857	160,495,555

Deferred government grants, non-current	19	5,577,020	6,203,488
Product warranty provisions	20	450,613	522,574
Operating lease liability, non-current	10	607,222	475,302
Accrued expenses and other payables, non-current	17	1,085,525	-
Total liabilities		119,654,237	167,696,919

Commitments and contingencies	28

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 89,135,064 issued and 88,990,858 outstanding as of December 31, 2022; and 90,063,396 issued and 89,919,190 outstanding as of December 31, 2023		89,135	90,063
Donated shares		14,101,689	14,101,689
Additional paid-in capital		246,240,998	247,465,817
Statutory reserves	22	1,230,511	1,230,511
Accumulated deficit		(131,946,705)	(134,395,762)
Accumulated other comprehensive loss		(8,153,644)	(11,601,403)
		121,561,984	116,890,915

Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		117,495,374	112,824,305
Non-controlling interests		6,883,123	634,036
Total equity		124,378,497	113,458,341

Total liabilities and shareholder’s equity		$244,032,734	$281,155,260

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2022 and 2023

(In US$ except for number of shares)

		Year ended	Year ended
	Note	December 31, 2022	December 31, 2023
Net revenues	30	$248,725,485	$204,438,365
Cost of revenues		(230,630,161)	(172,714,042)
Gross profit		18,095,324	31,724,323
Operating expenses:
Research and development expenses		(10,635,486)	(11,928,070)
Sales and marketing expenses		(2,007,812)	(4,903,926)
General and administrative expenses		(9,737,711)	(13,789,108)
Impairment charge on long-lived assets	7	(4,831,708)	(7,070,236)
Impairment charge on goodwill	13	(1,556,078)	-
Provision for expected credit losses and bad debts written off	4	(831,132)	(1,284,795)
Total operating expenses		(29,599,927)	(38,976,135)
Operating loss		(11,504,603)	(7,251,812)
Finance income, net		491,060	432,900
Other (expenses) income, net		(7,252,475)	3,023,238
Impairment charges on equity investee		-	(2,366,080)
Share of loss of equity investee		-	(27,428)
Changes in fair value of warrants liability		5,710,000	136,000
Loss before income tax		(12,556,018)	(6,053,182)
Income tax credit (expenses), net	21	1,228,207	(2,486,145)
Net loss		(11,327,811)	(8,539,327)
Less: Net loss attributable to non-controlling interests		1,879,365	6,090,270
Net loss attributable to shareholders of CBAK Energy Technology, Inc.		$(9,448,446)	$(2,449,057)

Net loss		(11,327,811)	(8,539,327)
Other comprehensive loss
– Foreign currency translation adjustment		(11,189,175)	(3,606,576)
Comprehensive loss		(22,516,986)	(12,145,903)
Less: Comprehensive loss attributable to non-controlling interests		2,425,879	6,249,087
Comprehensive loss attributable to CBAK Energy Technology, Inc.		$(20,091,107)	$(5,896,816)

Loss per share	26
– Basic		$(0.11)	$(0.03)
– Diluted		$(0.11)	$(0.03)

Weighted average number of shares of common stock:	26
– Basic		88,927,671	89,252,085
– Diluted		88,927,671	89,252,085

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended 2022 and 2023

(In US$ except for number of shares)

	Common stock issued			Additional	Statutory		Accumulated other	Non-	Treasury shares		Total
	Number		Donated	paid-in	reserves	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	(Note 21)	deficit	Income (loss)	interests	of shares	Amount	equity

Balance as of January 1, 2022	88,849,222	$88,849	$14,101,689	$241,946,362	$1,230,511	$(122,498,259)	$2,489,017	$7,593,014	(144,206)	$(4,066,610)	$140,884,573

Net loss	-	-	-	-	-	(9,448,446)	-	(1,879,365)	-	-	(11,327,811)

Share-based compensation for employee and director stock awards	-	-	-	64,193	-	-	-	-	-	-	64,193

Common stock issued to employees and directors for stock award	285,842	286	-	(286)	-	-	-	-	-	-	-

Capital injection	-	-	-	1,148,447	-	-	-	338,232	-	-	1,486,679

Disposal of partial interest in a subsidiary without losing control	-	-	-	3,082,282	-	-	-	1,377,756	-	-	4,460,038

Foreign currency translation adjustment	-	-	-	-	-	-	(10,642,661)	(546,514)	-	-	(11,189,175)

Balance as of December 31, 2022	89,135,064	$89,135	$14,101,689	$246,240,998	$1,230,511	$(131,946,705)	$(8,153,644)	$6,883,123	(144,206)	$(4,066,610)	$124,378,497

Net loss	-	-	-	-	-	(2,449,057)	-	(6,090,270)	-	-	(8,539,327)

Share-based compensation for employee and director stock awards	-	-	-	1,225,747	-	-	-	-	-	-	1,225,747

Common stock issued to employees and directors for stock award	928,332	928	-	(928)	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(3,447,759)	(158,817)			(3,606,576)

Balance as of December 31, 2023	90,063,396	$90,063	$14,101,689	$247,465,817	$1,230,511	$(134,395,762)	$(11,601,403)	$634,036	(144,206)	$(4,066,610)	$113,458,341

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Consolidated statements of cash flows

For the years ended December 31, 2022 and 2023

(In US$)

	Year Ended	Year Ended
	December 31, 2022	December 31, 2023
Cash flows from operating activities
Net loss	$(11,327,811)	(8,539,327)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,062,303	9,695,472
(Reversal) provision for credit losses	(2,428,449)	1,271,730
Write-down of inventories	1,658,432	3,554,962
Share-based compensation	64,193	1,225,747
Changes in fair value of warrants liability	(5,710,000)	(136,000)
Loss on disposal of property, plant and equipment	7,722,451	544,481
Impairment charge on long-lived assets	4,831,708	7,070,236
Impairment charge on goodwill	1,556,078	-
Impairment loss of equity investee	-	2,366,080
Share of loss of equity investees	-	27,428
Amortization of operating lease right-of-use assets	496,720	640,375
Changes in operating assets and liabilities:
Trade and bills receivable	21,021,110	(2,960,147)
Inventories	(23,977,795)	11,207,281
Prepayments and other receivables	7,146,992	(2,050,039)
Investment in sales-type lease	1,539,120	-
Trade and bills payable	7,557,193	16,785,569
Accrued expenses and other payables and product warranty provisions	581,074	(2,490,859)
Lease liabilities	1,188,476	347,511
Trade receivable from and payables to a former subsidiary	(3,529,467)	5,359,249
Income tax payables	(109,307)	157,434
Deferred tax assets	(1,228,207)	2,429,726
Net cash provided by operating activities	15,114,814	46,506,909

Cash flows from investing activities
Deposit paid for acquisition of long-term investment	-	(7,126,798)
Purchases of property, plant and equipment and construction in progress	(12,373,112)	(31,140,550)
Proceeds on disposal of property, plant and equipment	282,164	1,139
Investment in equity method investment	(297,336)	(4,044,175)
Cash receipt from disposal of equity interest of a subsidiary without losing control	4,460,038	-
Net cash used in investing activities	(7,928,246)	(42,310,384)

Cash flows from financing activities
Proceeds from bank borrowings	21,594,593	36,125,794
Repayment of bank borrowings	(14,607,200)	(17,986,680)
Repayment of borrowings from unrelated parties	-	(277,466)
Borrowings from related parties	1,486,679	-
Repayment of borrowings from related parties	(1,486,679)	-
Borrowings from a shareholder	-	199,942
Repayment of borrowings from shareholders	(4,559)	(258,316)
Repayment of borrowings from Mr. Ye Junnan	(3,716,698)	-
Capital injection from non-controlling interests	1,486,679	-
Proceeds from finance leases	1,486,679	1,696,857
Principal payments on finance leases	(628,122)	(884,911)
Net cash provided by financing activities	5,611,372	18,615,220

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,796,488)	(1,345,005)
Net increase in cash and cash equivalents and restricted cash	11,001,452	21,466,740
Cash and cash equivalents and restricted cash at the beginning of year	26,354,624	37,356,076
Cash and cash equivalents and restricted cash at the end of year	$37,356,076	$58,822,816
Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$22,667,373	$19,538,431

Lease liabilities arising from obtaining right-of-use assets	$1,012,740	$476,995

Cash paid during the year for:
Income taxes	$59,508	$-
Interest, net of amounts capitalized	$571,118	$181,611

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2022 and 2023

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

As of December 31, 2023, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On August 14, 2013, Dalian BAK Trading Co., Ltd was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $500,000. Pursuant to CBAK Trading’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Trading on or before August 14, 2015. On March 7, 2017, the name of Dalian BAK Trading Co., Ltd was changed to Dalian CBAK Trading Co., Ltd (“CBAK Trading”). On August 5, 2019, CBAK Trading’s registered capital was increased to $5,000,000. Pursuant to CBAK Trading’s amendment articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Trading on or before August 1, 2033. On December 12, 2023, CBAK Trading changed its name to Dalian CBAK New Energy Co., Ltd (“CBAK New Energy”). Up to the date of this report, the Company has contributed $2,435,000 to CBAK Trading in cash. CBAK Trading is dormant as of the date of the report.

On December 27, 2013, Dalian BAK Power Battery Co., Ltd was established as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000. Pursuant to CBAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Power on or before December 27, 2015. On March 7, 2017, the name of Dalian BAK Power Battery Co., Ltd was changed to Dalian CBAK Power Battery Co., Ltd (“CBAK Power”). On July 10, 2018, CBAK Power’s registered capital was increased to $50,000,000. On October 29, 2019, CBAK Power’s registered capital was further increased to $60,000,000. Pursuant to CBAK Power’s amendment articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Power on or before December 31, 2021. Up to the date of this report, the Company has contributed $60,000,000 to CBAK Power through injection of a series of patents and cash. CBAK Power principal engaged in development and manufacture of high-power lithium batteries.

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB1.0 million (approximately $0.1 million) to CBAK Suzhou through injection of a series of cash. In April 14, 2023, CBAK Power and Nanjing BFD Energy Technology Co., Ltd entered into shares transfer agreement to transfer the 90% shares of CBAK Suzhou owned by CBAK Power to Nanjing BFD, no gain or loss was incurred for the transfer. CBAK Suzhou is dormant as of the date of the report.

On November 21, 2019, Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”) was established as a wholly owned subsidiary of BAK Asia with a registered capital of $50,000,000. Pursuant to CBAK Energy’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Energy on or before November 20, 2022, the Company has extended the paid up time to January 31, 2054. Up to the date of this report, the Company has contributed $23,519,880 to CBAK Energy. CBAK Energy is dormant as of the date of the report.

On July 14, 2020, the Company acquired BAK Asia Investments Limited (“BAK Investments”), a company incorporated under Hong Kong laws, from Mr. Xiangqian Li, the Company’s former CEO, for a cash consideration of HK$1.00. BAK Asia Investments Limited is a holding company without any other business operations. BAK Investments principally engaged in investment holding.

On July 31, 2020, BAK Investments formed a wholly owned subsidiary CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”) in China with a registered capital of $100,000,000. Pursuant to CBAK Nanjing’s articles of association and relevant PRC regulations, BAK Investments was required to contribute the capital to CBAK Nanjing on or before July 29, 2040. Up to the date of this report, the Company has contributed $55,289,915 to CBAK Nanjing. CBAK Nanjing principally engaged in investment holding.

On August 6, 2020, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) was established as a wholly owned subsidiary of CBAK Nanjing with a registered capital of RMB700,000,000 (approximately $101.3 million). Pursuant to Nanjing CBAK’s articles of association and relevant PRC regulations, CBAK Nanjing was required to contribute the capital to Nanjing CBAK on or before August 5, 2040. Up to the date of this report, the Company has contributed RMB352.5 (approximately $51.0 million) to Nanjing CBAK. Nanjing CBAK principally engaged in development and manufacture of larger-sized cylindrical lithium batteries.

On November 9, 2020, Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”) was established as a wholly owned subsidiary of CBAK Nanjing with a register capital of RMB50,000,000 (approximately $7.2 million). Up to the date of this report, the Company has contributed RMB37 (approximately $5.4 million) to Nanjing Daxin. On March 6, 2023, Nanjing Daxin changed its name to Nanjing BFD Energy Technology Co., Ltd (“Nanjing BFD”). The Company has paid in full to Nanjing BFD through injection of a series of cash. Nanjing BFD principally engaged in development and manufacture of sodium-ion batteries.

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

On August 4, 2021, Daxin New Energy Automobile Technology (Jiangsu) Co., Ltd (“Jiangsu Daxin”) was established as a wholly owned subsidiary of Nanjing CBAK with a register capital of RMB30,000,000 (approximately $4.3 million). Pursuant to Jiangsu Daxin’s articles of association and relevant PRC regulations, Nanjing Daxin was required to contribute the capital to Jiangsu Daxin on or before July 30, 2061. Jiangsu Daxin was dissolved on December 22, 2023, no gain or loss resulted from the dissolution.

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

On July 8, 2022, Hitrans held its second shareholder meeting (“the shareholder meeting”) in 2022 to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.4 million) and to accept an investment of RMB22 million (approximately $3.2 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and an investment of RMB18 million (approximately $2.6 million) from Mr. Haijun Wu (collectively “management shareholder”). Under the resolution, 10% of the investment injection (RMB4 million or $0.6 million) will be contributed towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.2 million) will be treated as additional paid-in capital contribution of Hitrans. 25% of the investments from the management shareholder were required to be in place before August 15, 2022, 25% of the investments were required to be in place before December 31, 2022 and the 50% balance (RMB20 million) were required to be received June 30, 2024. As of December 31, 2023, RMB10 million (approximately $1.4 million), representing the 25% of the investments were received. Shaoxing Haiji and Mr. Haijun Wu are currently in negotiations with other shareholders of Hitrans to extend the payment due date for the remaining unpaid 25% and 50% of the Management Shareholder Investments to May 31, 2029. Hitrans principally engaged in research and development, production and sales of cathode materials and precursors for NCM lithium batteries.

On December 8, 2022, CBAK Power entered into equity interest transfer agreements with five individuals to disposal in aggregate 6.82% of Hitrans equity interests for a total consideration of RMB30,000,000 (approximately $4.3 million). The transaction was completed on December 30, 2022. As of December 31, 2023, CBAK Power’s equity interests in Hitrans was 67.33% and representing 72.99% of paid up capital.

On July 6, 2018, Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd. (“Guangdong Hitrans”) was established as a 80% owned subsidiary of Hitrans with a registered capital of RMB10 million (approximately $1.6 million). The remaining 20% registered equity interest was held by Shenzhen Baijun Technology Co., Ltd. Pursuant to Guangdong Hitrans’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to Guangdong Hitrans’s articles of association and relevant PRC regulations, Hitrans was required to contribute the capital to Guangdong Hitrans on or before December 30, 2038. Up to the date of this report, Hitrans has contributed RMB1.72 million (approximately $0.3 million), and the other shareholder has contributed RMB0.25 million (approximately $0.04 million) to Guangdong Hitrans through injection of a series of cash. Guangdong Hitrans was established under the laws of the People’s Republic of China as a limited liability company on July 6, 2018 with a registered capital RMB10 million (approximately $1.5 million). Guangdong Hitrans is based in Dongguan, Guangdong Province, and is principally engaged in the business of resource recycling, waste processing, and R&D, manufacturing and sales of battery materials. Guangdong Hitrans was dissolved on January 30, 2024.

On July 28, 2021, Hitrans Holdings, was established as a wholly owned subsidiary of CBAK, under the laws of the Cayman Islands, formerly named as “CBAK Energy Technology, Inc.,” was renamed as “Hitrans Holdings Co., Ltd.” on February 29, 2024. Hitrans Holdings owns 100% equity interests of Nacell Holdings.

On October 9, 2021, Shaoxing Haisheng International Trading Co., Ltd. (“Haisheng”) was established as a wholly owned subsidiary of Hitrans with a registered capital of RMB5 million (approximately $0.8 million). Pursuant to Haisheng’s articles of association and relevant PRC regulations, Hitrans was required to contribute the capital to Haisheng on or before May 31, 2025. Up to the date of this report, Hitrans has contributed RMB3.5 million (approximately $0.5 million) to Haisheng. Haisheng principally engaged in the business of cathode materials trading.

On July 7, 2023, Hong Kong Nacell Holdings Company Limited (“Nacell Holdings”) was established as a wholly owned subsidiary of Hitrans Holdings, incorporated under the laws of Hong Kong. Nacell Holdings had no significant operations as of the date of this report.

On July 12, 2023, CBAK Energy Lithium Holdings was established as a wholly owned subsidiary of CBAK, incorporated under the laws of the Cayman Islands in the name of “Hitrans Holdings,” was renamed as “CBAK Energy Lithium Holdings” on February 29, 2024.

On February 26, 2024, CBAK Energy Investments Holdings was established as a wholly wned subsidiary of CBAK, under the laws of the Cayman Islands. CBAK Energy Investments does not have any significant operations as of the date of this report.

On July 25, 2023, CBAK New Energy (Shangqiu) Co., Ltd (“CBAK Shangqiu”) was established as a wholly owned subsidiary of CBAK Power with a registered capital of RMB50 million (approximately $6.9 million). Pursuant to CBAK Shangqiu’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to Shangqiu on or before July 24, 2043. Up to the date of this report, CBAK Power has contributed RMB1.2 million ($0.2 million) to Shangqiu. CBAK Shsngqiu principally engaged in manufacture and sales of lithium-ion batteries.

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

As of December 31, 2023, the Company had $32.6 million bank loans and approximately $127.9 million of other current liabilities.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency, accumulated deficit from recurring net losses incurred and significant short-term debt obligations maturing in less than one year as of December 31, 2023. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of December 31, 2022 and 2023, cash held in accounts managed by online payment platforms such as Alipay amounted to $14,625 and $10,519 respectively, which have been classified as cash and cash equivalents in the consolidated balance sheets.

(c)	Pledged deposit

Pledged deposit primarily represents bank deposits for bank notes amounted to $30.8 million and $54.2 million as of December 31, 2022 and 2023, respectively.

(d)	Trade and Bills Receivable and current expected credit losses

Trade and bills receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade accounts receivable.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including, but not limited to, trade and other receivables and net investments in leases. The Company assessed that trade receivable and other current assets are within the scope of ASC 326. The Company has identified the relevant risk characteristics of trade receivables and other current assets which include size, type of the services or the products the Company provides, or a combination of these characteristics, the historical credit loss experience, current economic conditions, supportable forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses, etc. Other key factors that influence the expected credit loss analysis include industry-specific factors that could impact the credit quality of the Company’s receivables. This is assessed at each quarter based on the Company’s specific facts and circumstances. All forward looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Company’s control. Additionally, external data and macroeconomic factors are also considered.

The Company adopted this ASC 326 and several associated ASUs on January 1, 2023 using a modified retrospective approach. As of January 1, 2023, upon the adoption, the expected credit loss provision for the current assets was $2.3 million. For the year ended December 31, 2023, the Company recorded $1.3 million in expected credit losses. As of December 31, 2023, the expected credit loss provision recorded in current assets was $3.5 million.

The Company provides an allowance against trade receivable based on the expected credit loss approach and writes off trade receivables when they are deemed uncollectible. The Company considers the historical write-off experience, customer specific facts and economic conditions in assessing the expected credit losses. Other key factors that influence the expected credit loss analysis include customer demographics, payment terms offered in the normal course of business to customers, and industry-specific factors that could impact the Company’s receivables. This is assessed at each quarter based on the Company’s specific facts and circumstances.

Outstanding accounts receivable balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(e)	Inventories

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

The lease terms of operating leases vary from more than a year to five years. Operating leases are included in operating lease right of use assets, and the corresponding operating lease liabilities are included within current and non-current operating lease liabilities on the Company’s consolidated balance sheets. As of December 31, 2022 and 2023, all of the Company’s ROU assets were generated from leased assets in the PRC.

(iii)	Finance lease

Finance leases are included in property, plant and equipment, net, current and non-current finance lease liabilities on the Company’s consolidated balance sheets. As of December 31, 2022 and 2023, all of the Company’s finance lease assets were generated from leased assets in the PRC.

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

Year ended December 31, 2022
Balance sheet, except for equity accounts	RMB 6.9091 to US$1.00
Income statement and cash flows	RMB 6.7264 to US$1.00

Year ended December 31, 2023
Balance sheet, except for equity accounts	RMB 7.0971 to US$1.00
Income statement and cash flows	RMB 7.0719 to US$1.00

(i)	Intangible Assets

Intangible assets are stated in the balance sheet at cost less accumulated amortization and impairment, if any. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives. The respective amortization periods for the intangible assets are as follows:

Computer software	–1 - 10 years
Sewage discharge permit	–5 - 7 years

(j)	Impairment of Long-lived Assets (including amortizable intangible assets) other than goodwill

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

(k)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. The Company assesses goodwill for impairment in accordance with ASC subtopic 350-20, Intangibles—Goodwill and Other: Goodwill (“ASC 350-20”), which requires that goodwill be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by ASC 350-20.

A reporting unit is defined as an operating segment or one level below an operating segment referred to as a component. The Company determines its reporting units by first identifying its operating segments, and then assesses whether any components of these segments constituted a business for which discrete financial information is available and where the Company’s segment manager regularly reviews the operating results of that component.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating Step two from the goodwill impairment test. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, versus determining an implied fair value in Step two to measure the impairment loss. The Company adopted this guidance on a prospective basis on January 1, 2023 with no material impact on its consolidated financial statements and related disclosures as a result of adopting the new standard.

The Company has the option to assess qualitative factors first to determine whether it is necessary to perform the quantitative impairment test in accordance with ASC 350-20. If the Company believes, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test described above is required. Otherwise, no further testing is required. In the qualitative assessment, the Company considers primary factors such as industry and market considerations, overall financial performance of the reporting unit, and other specific information related to the operations. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.

(l)	Long-term investments

The Company’s long-term investments include equity investments in entities and non-marketable equity.

Investments in entities in which the Company can exercise significant influence and holds an investment in voting common stock or in substance common stock (or both) of the investee but does not own a majority equity interest or control are accounted for using the equity method of accounting in accordance with ASC topic 323, Investments — Equity Method and Joint Ventures (“ASC 323”). Under the equity method, the Company initially records its investments at fair value. The Company subsequently adjusts the carrying amount of the investments to recognize the Company’s proportionate share of each equity investee’s net income or loss into earnings after the date of investment. The Company evaluates the equity method investments for impairment under ASC 323. An impairment loss on the equity method investments is recognized in earnings when the decline in value is determined to be other-than-temporary.

Equity securities with readily determinable fair values and over which the Company has neither significant influence nor control through investments in common stock or in-substance common stock are measured at fair value, with changes in fair value reported through earnings.

Equity securities without readily determinable fair values and over which the Company has neither significant influence nor control through investments in common stock or in-substance common stock are measured and recorded using a measurement alternative that measures the securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes.

Available-for-sale debt security investments are reported at estimated fair value with the aggregate unrealized gains and losses, net of tax, reflected in accumulated other comprehensive loss in the consolidated balance sheets. Gain or losses are realized when the investments are sold or when dividends are declared or payments are received or when other than temporarily impaired.

Held-to-maturity debt security investment are reported at amortized cost. The securities are held to collect contractual cash flows, and the Company has the positive intent and ability to hold those securities to maturity.

The Company monitors its investments measured under equity method for other-than-temporary impairment by considering factors including, but not limited to, current economic and market conditions, the operating performance of the companies including current earnings trends and other company-specific information.

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

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with batteries development and deposits received from customers allocated to the performance obligations that are unsatisfied, Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented. The table below presents the activity of the deferred batteries development and sales of batteries revenue during the years ended December 31, 2022 and 2023, respectively:

	December 31,	December 31,
	2022	2023
Balance at beginning of year	$784,000	$1,869,525
Development fees collected/ deposits received	1,115,010	-
Development and sales of batteries revenue recognized	-	(1,060,535)
Exchange realignment	(29,485)	(24,990)
Balance at end of year	$1,869,525	$784,000

(n)	Cost of Revenues

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

(q)	Research and Development and Advertising Expenses

Research and development and advertising expenses are expensed as incurred. Research and development expenses consist primarily of remuneration for research and development staff, depreciation and material costs for research and development. Advertising expenses was $334,556 and $1,640,476 for the years ended December 31, 2022 and 2023.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $2,589,157 (RMB17,405,185) and $2,952,247 (RMB20,877,994) for the years ended December 31, 2022 and 2023, respectively.

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

The preparation of the consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, the recoverability of the carrying amount of long-lived assets, depreciable lives of long-lived assets, allowance for current expected credit loss, unrecognized tax benefits, impairment on goodwill and inventories, valuation allowance for receivables and deferred tax assets, provision for warranty and sales returns, valuation of share-based compensation expense and warrants liability. Actual results could differ from those estimates.

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

(aa)	Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income includes cumulative foreign currency translation adjustment.

(ab)	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. In March 2022, the FASB issued ASU 2022-02, Topic 326. The ASU eliminates the accounting guidance for trouble debt restructurings by creditors in Subtopic 310-40, and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, the ASU requires disclosure of gross writeoffs of receivables by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This ASU is effective for periods beginning after December 15, 2022. The Company applied the new standard beginning January 1, 2023 using the modified retrospective method. This adoption did not have material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The adoption did not have material impact on the Company’s consolidated financial statement.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. This creates an exception to the general recognition and measurement principles in ASC 805. As a smaller reporting company, ASU 2021-08 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2023, with early adoption permitted. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2023-01 will have on the consolidated financial statement presentations and disclosures.

In March 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, that is intended to improve the accounting and disclosures for investments in tax credit structures. This ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company does not anticipate that the adoption of ASU 2023-02 to have material impact on the consolidated financial statement presentation or disclosures.

In October 2023, the FASB issued Accounting Standards Update No. 2023-06 to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC’s regulations. The Company is currently evaluating the provisions of the amendments and the impact on its  consolidated financial statement presentations and disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Pledged deposits

Pledged deposits as of December 31, 2022 and 2023 consisted of pledged deposits with banks for bills payable (note 15).

4. Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2022 and 2023:

	December 31,	December 31,
	2022	2023
Trade receivable	$23,422,733	$29,368,296
Less: Allowance for credit losses	(2,274,513)	(3,198,249)
	21,148,220	26,170,047
Bills receivable	6,265,355	2,483,000
	$27,413,575	$28,653,047

Included in trade and bills receivables are retention receivables of $1,066,146 and $65,162 as of December 31, 2022 and 2023. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for the credit losses are as follows:

Balance as at December 31, 2022	$2,274,513
Adoption of ASC Topic 326	-
Balance as at January 1, 2023	2,274,513
Current period provision, net	1,012,404
Reversal – recoveries by cash	(10,250)
Written-off	(14,661)
Foreign exchange adjustment	(63,757)
Balance as at December 31, 2023	$3,198,249

5. Inventories

Inventories as of December 31, 2022 and 2023 consisted of the following:

	December 31,	December 31,
	2022	2023
Raw materials	$7,101,426	$3,779,414
Work in progress	17,274,033	9,525,568
Finished goods	25,070,832	20,108,440
	$49,446,291	$33,413,422

During the years ended December 31, 2022 and 2023 write-downs of obsolete inventories to lower of cost or net realizable value of $1,658,432 and $3,554,962, respectively, were charged to cost of revenues.

6. Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2022 and 2023 consisted of the following:

	December 31,	December 31,
	2022	2023
Value added tax recoverable	$4,234,082	$5,248,210
Prepayments to suppliers	220,671	1,341,596
Deposits	43,914	108,492
Staff advances	51,826	113,336
Prepaid operating expenses	706,190	645,390
Receivables from sales of vehicles	371,105	-
Others	294,292	292,458
	5,922,080	7,749,482
Less: Allowance for doubtful accounts	(7,000)	(290,228)
	$5,915,080	$7,459,254

An analysis of the allowance for credit losses are as follows:

Balance as at December 31, 2022	$7,000
Adoption of ASC Topic 326	-
Balance as at January 1, 2023	7,000
Current period provision, net	284,238
Foreign exchange adjustment	(1,010)
Balance as at December 31, 2023	$290,228

7. Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2022 and 2023 consisted of the following:

	December 31, 2022	December 31, 2023
Buildings	$47,086,680	$45,843,428
Leasehold improvements	5,156,705	7,214,436
Machinery and equipment	71,665,842	83,625,645
Office equipment	1,545,026	1,983,601
Motor vehicles	507,882	727,452
	125,962,135	139,394,562
Impairment	(13,025,161)	(17,358,096)
Accumulated depreciation	(22,932,447)	(30,407,634)
Carrying amount	$90,004,527	$91,628,832

During the years ended December 31, 2022 and 2023, the Company incurred depreciation expense of $9,414,421 and $10,422,306, respectively.

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

During the course of the Company’s strategic review of its operations in the years ended December 31, 2022 and 2023, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of approximately $4,831,708 and $7,070,236, respectively. The impairment charge represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated fair value of the Company’s production facilities in Hitrans primarily for the production of materials used in manufacturing of lithium batteries due to underperformance of Hitrans reporting unit. No impairment charge was recorded on the Company’s production facilities in Dalian and Nanjing in the years ended December 31, 2022 and 2023.

8. Construction in Progress

Construction in progress as of December 31, 2022 and 2023 consisted of the following:

	December 31,	December 31,
	2022	2023
Construction in progress	$7,828,975	$24,876,463
Prepayment for acquisition of property, plant and equipment	2,125,227	12,921,399
Carrying amount	$9,954,202	$37,797,862

Construction in progress as of December 31, 2022 and 2023 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power, Nanjing CBAK and Hitrans.

For the years ended December 31, 2022 and 2023, the Company capitalized interest of $162,052 and $870,670, respectively, to the cost of construction in progress.

9. Long-term investments, net

Long-term investments as of December 31, 2022 and 2023, consisted of the following:

	December 31, 2022	December 31, 2023
Investments in equity method investees	$289,473	$1,926,611
Investments in non-marketable equity	655,764	638,394
	$945,237	$2,565,005

The following is the carrying value of the long-term investments:

	December 31, 2022		December 31, 2023
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Investments in equity method investees
Guangxi Guiwu CBAK New Energy Technology Co., Ltd (a)	$289,473	20%	$254,475	20%
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (b)	-	n/a	1,672,136	26%
	$289,473		$1,926,611

Investments in non-marketable equity
Hunan DJY Technology Co., Ltd	$655,764		$638,394
Nanjing CBAK Education For Industry Technology Co., Ltd	-		-
	$655,764		$638,394

(a)	Investments in Guangxi Guiwu CBAK New Energy Technology Co., Ltd

Balance as at January 1, 2022	$-
Investments made	297,336
Income from investment	-
Foreign exchange adjustment	(7,863)
Balance as of December 31, 2022	289,473
Loss from investment	(27,428)
Foreign exchange adjustment	(7,570)
Balance as of December 31, 2023	$254,475

In August 2022, Nanjing CBAK, along with two unrelated third parties of the Company, Guangxi Guiwu Recycle Resources Company Limited (“Guangxi Guiwu”) and Mr. Weidong Xu, an unrelated third party entered into an investment agreement to jointly set up a new company - Guangxi Guiwu CBAK New Energy Technology Co., Ltd (“Guangxi Guiwu CBAK”) in which each party holding 20%, 60% and 20% equity interests and voting rights, respectively. Guangxi Guiwu engages in the business of recycling power batteries. The Company applies the equity method of accounting to account for the equity investments in common stock, over which it has significant influence but does not own a majority equity interest or otherwise control. Pursuant to the Company’s articles of association and relevant PRC regulations, each party was required to contribute the capital on or before December 31, 2023. As of December 31, 2023 and current, Nanjing CBAK, Guanxi Guiwu and Mr. Weidong Xu had contributed capital of $0.3 million (RMB2 million), $0.9 million (RMB6 million) and $0.3 million (RMB2 million), respectively.

For the year ended December 31, 2022 and 2023, share of loss from the above equity investment was nil and $27,428.

(b)	Investments in Zhejiang Shengyang Renewable Resources Technology Co., Ltd.

Balance as at January 1, 2023	$-
Investments made	4,044,175
Loss from investment	(2,366,080)
Foreign exchange adjustment	(5,959)
Balance as of December 31, 2023	$1,672,136

On September 27, 2023, Hitrans, entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Hitrans shall pay the Initial Acquisition price in two (2) installments as follows: (i) 50% of the price due within five business days following the execution of the Equity Transfer Contract and satisfaction of other conditions precedent set forth in the same; and (ii) the remaining 50% of the price due within five business days following Mr. Xu successful transfer to Hitrans of the 26% equity interest in Zhejiang Shengyang. Within fifteen business days after Hitrans has paid 50% of the price, or RMB14.3 million, the parties shall complete the registration of equity change with the local governmental authorities. Zhejiang Shengyang is a material suppliers of Hitrans since June 2020. On November 6, 2023, Hitrans completed the registration of 26% equity interest of Zhejiang Shengyang. The Company recorded an impairment loss of $2.4 million (RMB16.7 million) from the investment to Zhejinag Shengyang for the year ended December 31, 2023.

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

Investments in non-marketable equity

	December 31, 2022	December 31 2023
Cost	$1,302,630	$1,268,124
Impairment	(646,866)	(629,730)
Carrying amount	$655,764	$638,394

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

On April 2023, DJY board declared dividend of $0.8 million (approximately RMB6 million). The dividend was distributed in May 2023 and based on the paid up capital of each shareholders, the dividend income shared by CBAK Power was $82,637 (approximately RMB0.6 million) which was included in other income (expense) for the year ended December 31, 2023. No dividend was declared in 2022.

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

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. No impairment was recorded on the non-marketable equity securities for the year ended December 31, 2022 and 2023, respectively.

10. Lease

(a)	Prepaid land use rights

Prepaid land
lease payments
Balance as of January 1, 2022	$13,797,230
Amortization charge for the year	(338,706)
Foreign exchange adjustment	(1,097,361)
Balance as of December 31, 2022	12,361,163
Amortization charge for the period	(322,160)
Foreign exchange adjustment	(326,299)
Balance as of December 31, 2023	$11,712,704

In August 2014 and November 2021, the Company acquired land use rights to build a factory of the Company in Dalian and Zhejiang, PRC.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

No impairment loss was made to the carrying amounts of the prepaid land use right for the year ended December 31, 2022 and 2023.

(b)	Operating lease

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

On April 20, 2023, Hitrans entered into another lease agreement for extra staff quarters spaces in Zhejiang with a three year term commencing on May 1, 2023 and expiring on April 30, 2026. The monthly rental payment is RMB28,000 ($3,945) per month.

Nanjing CBAK entered into a lease agreement for office and factory spaces in Nanjing for a period of one year, commencing on August 1, 2023 and expiring on July 31, 2024. The monthly rental payment is approximately RMB160,743 ($22,649) per month.

CBAK Shangqiu entered into a lease agreement for staff quarters spaces in Shangqiu with a six year sterm commencing on October 1, 2023 and expiring on September 30, 2029. The monthly rental payment is RMB11,400 ($1,606) per month.

Operating lease expenses for the years ended December 31, 2022 and 2023 for the capitation agreement was as follows:

	December 31, 2022	December 31, 2023
Operating lease cost – straight line	$495,478	$680,076

(c)	Company as lessee - Finance lease

	December 31,	December 31,
	2022	2023
Property, plant and equipment, at cost	$1,890,396	$4,598,426
Accumulated depreciation	(251,626)	(828,351)
Impairment	(662,006)	(3,770,075)
Property, plant and equipment, net under finance lease	976,764	-

Finance lease liabilities, current	844,297	1,643,864
Finance lease liabilities, non-current	-	-
Total finance lease liabilities	$844,297	$1,643,864

The components of finance lease expenses for the years ended December 31, 2022 and 2023 were as follows:

	December 31,	December 31,
	2022	2023
Finance lease cost:
Depreciation of assets	$76,861	$114,123
Interest of lease liabilities	8,672	12,915
Total lease expenses	$85,533	$127,038

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2023:

	Operating leases	Finance leases
2024	$718,807	$1,691,536
2025	284,202	-
2026	160,210	-
2027	31,559	-
2028	19,275	-
Thereafter	14,457	-
Total undiscounted cash flows	1,228,510	1,691,536
Less: imputed interest	(61,216)	(47,672)
Present value of lease liabilities	$1,167,294	$1,643,864

Lease term and discount rate:

	December 31, 2022	December 31, 2023
Weighted-average remaining lease term (years)
Land use rights	37.9	36.9
Operating leases	3.39	2.71
Finance lease	0.5	0.96

Weighted-average discount rate
Land use rights	Nil	Nil
Operating lease	4.94%	4.69%
Finance lease	1.40	1.37%

Supplemental cash flow information related to leases where the Company was the lessee for the year ended December 31, 2022 and 2023 was as follows:

	December 31, 2022	December 31, 2023
Operating cash outflows from operating assets	$230,382	$369,608

11. Intangible Assets, net

Intangible assets as of December 31, 2022 and 2023 consisted of the followings:

	December 31, 2022	December 31, 2023
Computer software at cost	$104,211	$139,732
Sewage discharge permit*	1,762,129	1,715,450
	1,866,340	1,855,182
Accumulated amortization	(557,282)	(1,013,822)
	$1,309,058	$841,360

Amortization expenses were $513,311 and $472,980 for the years ended December 31, 2022 and 2023, respectively.

Total future amortization expenses for finite-lived intangible assets were estimated as follows:

2024	$120,896
2025	469,557
2026	200,893
2027	9,197
2028	8,236
Thereafter	32,581
Total	$841,360

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

13. Goodwill

The movement of the goodwill for the year ended December 31, 2022 and 2023 are as follows:

Balance as of January 1, 2022	$1,645,232
Impairment of goodwill	(1,556,078)
Foreign exchange adjustment	(89,154)
Balance as of December 31, 2022 & December 31, 2023	$-

The Company performed goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. As of December 31, 2022, the Company performed testing on reporting unit of NCM precursor and cathode materials products (“Hitrans Reporting unit”).

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

14. Deposit paid for acquisition of long-term investments

Deposit paid for acquisition of long-term investments as of December 31, 2022 and 2023 consisted of the following:

	December 31,	December 31,
	2022	2023
Investments in non-marketable equity	$-	$7,101,492

On September 27, 2023, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in Shenzhen BAK Power Battery Co., Ltd. (“BAK SZ”) to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (the “Target Equity”). Pursuant to the terms of the Equity Transfer Agreement, Nanjing CBAK will pay the Target Equity in three (3) installments as follows: (i) RMB40 million (approximately $5.5 million) due prior to December 31, 2023; (ii) RMB90 million (approximately $12.4 million) due prior to September 30, 2024, and (iii) the remaining Target Equity balance of RMB130 million (approximately $17.8 million) due following SZ BAK’s successful transfer to Nanjing CBAK of the five percent (5%) equity interest in BAK SZ. Upon Nanjing CBAK having paid RMB130 million of the Target Equity, the parties shall work together to complete the registration of equity change with the local governmental authorities. The Company has contributed RMB50.4 million (approximately $7.1 million) as of December 31, 2023. Up to the date of this report, Nanjing CBAK has paid RMB67.8 million (approximately $9.6 million) to SZ BAK. The Equity Transfer Agreement may be terminated in writing through negotiation by all parties and the deposit paid was refundable on demand.

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

15. Trade and Bills Payable

Trade and bills payable as of December 31, 2022 and 2023 consisted of the followings:

	December 31,	December 31,
	2022	2023
Trade payable	$32,516,445	$26,764,807
Bills payable
– Bank acceptance bills	34,974,990	55,664,768
	$67,491,435	$82,429,575

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 3);

(ii)	$3.4 million and $0.3 million of the Company’s bills receivable as of December 31, 2022 and 2023, respectively (Note 4).

(iii)	the Company’s prepaid land use rights (Note 10)

16. Loans

Bank loans:

Bank borrowings as of December 31, 2022 and 2023 consisted of the followings:

	December 31,	December 31,
	2022	2023
Short-term bank borrowings	$14,907,875	$32,587,676

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

In January 2023, the Company renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB142.8 million (approximately $20.1  million) as of December 31, 2023, bearing interest at 3.55% to 3.65% per annum expiring through February to May 2024.

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

On March 21, 2022, the Company renewed the above acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB71.6 million ($9.9 million) with other terms remain the same. Under the facilities, as of December 31, 2022 and 2023, the Company borrowed a total of RMB15.9 million (approximately $2.3 million) and RMB45.4 million (approximately $6.4 million), respectively, in the form of bills payable for various terms expiring from January 2024 to May 2024, which was secured by the Company’s cash totaling RMB15.9 million (approximately $2.3 million) and RMB45.4 million (approximately $6.4 million) (Note 3), respectively.

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

The Company entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.2 million) bearing interest rate at 4.6% per annum for a period from September 27, 2023 to August 31, 2024. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB9 million (approximately $1.3 million)  on September 27, 2023 for a term until September August 31, 2024.

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

On December 9, 2022, the Company obtained a RMB5 million (approximately $0.7 million) letter of credit from China CITIC Bank for a period to October 30, 2023 for settlement of Hitrans purchase. The Company utilized RMB1.5 million (approximately $0.2 million) letter of credit at an interest rate of 2.7% for a period of one year to January 5, 2023.

On January 7, 2023, the Company obtained a two-year term facility from Postal Savings Bank of China, Nanjing Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. The Company borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum. The Company repaid the above early on June 15, 2023. On June 27, 2023, the Company entered into another loan agreement for one year from June 27, 2023 to June 26, 2024 under the two-year term facility for a maximum loan amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.65 % pr annum. The Company borrowed RMB10 million (approximately $1.4 million)  on the same date. The loan was guaranteed by the Company’s CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd.

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

On June 9, 2023, the Company and China Zheshang Bank Co., Ltd Shangyu Branch entered into a short-term loan agreement for one year from June 9, 2023 to June 7, 2024 for a maximum loan amount to RMB4 million (approximately $0.6 million) bearing interest rate at 4.55% per annum. The Company borrowed RMB4 million (approximately $0.6 million) on the same date. The Company early repaid the loan principal and related loan interests on December 22, 2023.

On July 31, 2023, the Company obtained a three-year term facility from Bank of China Gaochun Branch, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from July 31, 2023 to July 30, 2026. The facility was guaranteed by the Company’s CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, the Company borrowed RMB10 million (approximately $1.4 million) on July 31, 2023, bearing interest rate at 3.15% per annum.

On August 3, 2023, the Company and Bank of China entered into a short term loan agreement for one year from August 3, 2023 to August 2, 2024 for a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.55% per annum. The Company borrowed RMB10 million (approximately $1.4  million) on September 27, 2023. The loan was secured by the Company’s buildings in Dalian.

The Company borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB4.6 million (approximately $0.7 million) for various terms expiring in April 2024, which was secured by the Company’s cash totaling RMB4.6 million (approximately $0.7 million) (Note 3).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaling RMB174.0 million (approximately $24.5 million) for various terms expiring through January to June 2024, which was secured by the Company’s cash totaling RMB174 million (approximately $24.5 million) (Note 3).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB109.9 million (approximately $15.5 million) for various terms expiring through January to June 2024, which was secured by the Company’s cash totaling RMB106.3 million (approximately $15.0 million) (Note 3) and the Company’s bills receivable totaling RMB2 million (approximately $0.3 million) (Note 4).

The Company borrowed a series of acceptance bills from China Merchants Bank Dalian Branch totaling RMB9.3 million (approximately $1.3 million) for various terms through June 2024, which was secured by the Company’s cash totaling RMB9.3 million (approximately $1.3 million) (Note3).

The Company borrowed a series of acceptance bills from Bank of China Limited totaling RMB4.9 million (approximately $0.7 million) for various terms through January 2024, which was secured by the Company’s cash totaling RMB4.9 million (approximately $0.7 million) (Note 3).

The Company borrowed a series of acceptance bills from Jiangsu Gaochun Rural Commercial Bank totaling RM30.6 million (approximately $4.3 million) for various terms expiring through March to April 2024, which was secured by the Company’s cash totaling RMB30.6 million (approximately $4.3 million) (Note 3).

The Company borrowed a series of acceptance bills from China CITIC Bank totaling RMB0.4 million (approximately $0.1 million) for various terms expiring through March 2024, which was secured by the Company’s cash totaling RMB0.6 million (approximately $0.1 million) (Note 3).

The Company borrowed a series of acceptance bills from Bank of Ningbo Shaoxing Shangyu Branch totaling RMB6.7 million (approximately $0.9 million) for various terms expiring through May 2024, which was secured by the Company’s cash totaling RMB6.7 million (approximately $0.9 million) (Note 3).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	December 31,
	2022	2023
Pledged deposits (note 3)	$30,836,864	$54,167,834
Bills receivables (note 4)	3,383,130	281,805
Right-of-use assets (note 10)	5,598,716	5,287,708
Buildings	4,419,749	9,707,862
	$44,238,459	$69,445,209

As of December 31, 2023, the Company had unutilized committed banking facilities totaled $2.8 million.

During the years ended December 31, 2022 and 2023, interest of $646,013 and $637,667 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2022 and 2023 consisted of the following:

		December 31,	December 31,
	Note	2022	2023
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li	(b)	223,927	160,536
		323,927	260,536
Advances from unrelated third party
– Mr. Wenwu Yu	(c)	15,896	1,385
– Ms. Longqian Peng	(c)	276,905	7,179
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(d)	72,368	70,452
		365,169	79,016
		$689,096	$339,552

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(d)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of December 31, 2023, loan amount of RMB0.5 million ($72,368) remained outstanding.

During the year ended December 31, 2022, Ms. Xiangyu Pei, the Company’s Interim CFO advances RMB10 million (approximately $1.4 million) to the Company. The loan was unsecured, non-interest bearing and repayable on demand. The Company fully repaid in November 2022.

During the years ended December 31, 2022 and 2023, interest of $9,044 and $8,062 were incurred on the Company’s borrowings from unrelated parties, respectively.

17. Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2022 and 2023 consisted of the following:

	December 31,	December 31,
	2022	2023
Construction costs payable	$2,143,730	$15,571,808
Equipment purchase payable	9,710,187	13,665,499
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	2,961,781	3,386,142
Customer deposits	4,845,382	2,875,131
Deferred revenue (note 2m)	1,869,525	784,000
Accrued expenses	2,476,605	2,781,730
Dividend payable to non-controlling interest to Hitrans	1,290,942	1,256,745
Other payable	182,915	461,366
	26,691,186	41,992,540
Less: non-current portion
Deferred revenue	1,085,525	-
	$25,605,661	$41,992,540

*	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2022 and 2023, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2022 and 2023, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

18. Balances and Transactions with Related Parties

The principal related parties with which the Company had transactions during the years presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Zhengzhou BAK Battery Co., Ltd	Note a
Shenzhen BAK Battery Co., Ltd (“SZ BAK”)	Former subsidiary and refer to Note b
Shenzhen BAK Power Battery Co., Ltd (“BAK SZ”)	Former subsidiary and refer to Note b
Zhejiang Shengyang Renewable Resources Technology Co., Ltd.	Note c
Fuzhou BAK Battery Co., Ltd	Note d

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd. Zhengzhou BAK Battery Co., Ltd is a wholly owned subsidiary of BAK SZ.

(b)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Shenzhen BAK Battery Co., Ltd and Shenzhen BAK Power Battery Co., Ltd. On September 27, 2023, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in Shenzhen BAK Power Battery Co., Ltd. (“BAK SZ”) to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (note 13).

(c)	On September 27, 2023, Hitrans entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Neither Mr. Xu, nor Zhejiang Shengyang is related to the Company.

(d)	Zhengzhou BAK Battery Co., Ltd has 51% equity interest in Fuzhou BAK Battery Co., Ltd. Zhengzhou BAK Battery Co., Ltd is a wholly owned subsidiary of BAK SZ.

Related party transactions

The Company entered into the following significant related party transactions:

	For the year ended December 31, 2022	For the year ended December 31, 2023
Purchase of batteries from Zhengzhou BAK Battery Co., Ltd	$26,819,454	$10,999,732
Purchase of materials from Zhejiang Shengyang Renewable Resources Technology Co., Ltd.	20,303,783	12,725,193
Sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd	53,236,804	27,872,002
Sales of cathode raw materials to Shenzhen BAK Power Battery Co., Ltd	8,681,496	66,560
Sales of batteries to Fuzhou BAK Battery Co., Ltd	-	105,010

Related party balances

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2022 and 2023:

Receivables from former subsidiary

	December 31, 2022	December 31, 2023
Receivables from Shenzhen BAK Power Battery Co., Ltd	$5,518,052	$74,946

Balance as of December 31, 2022 and 2023 represented trade receivable for sales of cathode raw materials to Shenzhen BAK Power Battery Co., Ltd.

Other balances due from/ (to) related parties

	December 31, 2022	December 31, 2023
Trade receivable, net – Zhengzhou BAK Battery Co., Ltd (i)	$9,156,383	$12,441,715
Bills receivable – Issued by Zhengzhou BAK Battery Co., Ltd (ii)	$2,941,683	$-
Trade payable, net – Zhengzhou BAK Battery Co., Ltd (iii)	$5,629,343	$803,685
Trade payable, net – Zhejiang Shengyang Renewable Resources Technology Co., Ltd	$3,201,814	$3,489,324
Deposit paid for acquisition of long-term investments – Shenzhen BAK Power Battery Cp., Ltd (note 14)	$-	7,101,492
Dividend payable to non-controlling interest of Hitrans (note 17)	$1,290,942	$1,256,745

(i)	Representing trade receivable from sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $7.4 million to the Company.

(ii)	Representing bills receivable issued by Zhengzhou BAK Battery Co., Ltd. The Company endorsed the bills receivable as of December 31, 2022 to suppliers for settling trade payable subsequent to December 31, 2022.

(iii)	Representing trade payable on purchase of batteries from Zhengzhou BAK Battery Co., Ltd.

Payables to a former subsidiary

Payables to a former subsidiary as of December 31, 2022 and 2023 consisted of the following:

	December 31,	December 31,
	2022	2023
Payables to Shenzhen BAK Power Battery Co., Ltd	$(358,067)	$(411,111)

Balance as of December 31, 2022 and 2023 consisted of payables for purchase of inventories from Shenzhen BAK Power Battery Co., Ltd.

19. Deferred Government Grants

Deferred government grants as of December 31, 2022 and 2023 consist of the following:

	December 31,	December 31,
	2022	2023
Total government grants	$6,876,735	$6,578,863
Less: Current portion	(1,299,715)	(375,375)
Non-current portion	$5,577,020	$6,203,488

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

On November 2, 2023, the Company received a subsidiary of RMB8.4 million ($1.2 million) for its development of new production line. The Company has initiated amortization on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon.

Government grants were recognized in the consolidated statements of operations as follows:

	December 31,	December 31,
	2022	2023
Cost of revenues	$2,146,341	$1,253,899
Research and development expenses	17,568	16,710
General and administrative expenses	40,226	38,261
Other income (expenses), net	2,040,615	153,153
	$4,244,750	$1,462,023

20. Product Warranty Provisions

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2022	December 31, 2023
Balance at beginning of year	$2,028,266	$476,828
Warranty costs incurred	(81,954)	16,359
Provision (reversal) for the year	(1,344,572)	66,182
Foreign exchange adjustment	(124,912)	(9,925)
Balance at end of year	476,828	549,444
Less: Current portion	(26,215)	(23,870)
Non-current portion	$450,613	$525,574

21. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes credit consisted of:

	December 31,	December 31,
	2022	2023
PRC income tax	$	$
Current income tax credit, net	-	-
Deferred income tax credit (expenses)	1,228,207	(2,486,145)
	$1,228,207	$(2,486,145)

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

No provision for income taxes in the United States has been made as CBAK had no taxable income for the years ended December 31, 2022 and 2023.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the years ended December 31, 2022 and 2023 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax

The CIT Law in China applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High-New Technology Enterprises. CBAK Power was regarded as a “High-new technology enterprise” pursuant to a certificate jointly issued by the relevant Dalian Government authorities. Under the preferential tax treatment, CBAK Power was entitled to enjoy a tax rate of 15% for the years from 2021 to 2024 provided that the qualifying conditions as a High-new technology enterprise were met. Hitrans was regarded as a “High-new technology enterprise” pursuant to a certificate jointly issued by the relevant Zhejiang Government authorities. Under the preferential tax treatment, Hitrans was entitled to enjoy a tax rate of 15% for the years from 2021 to 2024 provided that the qualifying conditions as a High-new technology enterprise were met. Nanjing CBAK was regarded as a “High-new technology enterprise” pursuant to a certificate jointly issued by the relevant Nanjing Government authorities. Under the preferential tax treatment, Nanjing CBAK was entitled to enjoy a tax rate of 15% for the years from 2023 to 2025 provided that the qualifying conditions as a High-new technology enterprise were met.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Year ended December 31, 2022	Year ended December 31, 2023
Income (loss) before income taxes	$(12,556,018)	$(6,053,182)
United States federal corporate income tax rate	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	(2,636,764)	(1,271,168)
Reconciling items:
Over provision of deferred taxation in prior year
Rate differential for PRC earnings	(685,944)	(160,672)
Tax effect of entity at preferential tax rate	683,459	1,918,084
Non-deductible (income) expenses	(978,010)	171,936
Share based payments	13,481	257,407
Tax effect of utilisation of tax losses previously not recognised	(885,021)	(222,354)
Valuation allowance on deferred tax assets	3,260,592	1,792,912
Income tax (credit) expenses	$(1,228,207)	$2,486,145

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2022 and 2023 are presented below:

	December 31, 2022	December 31, 2023
Deferred tax assets
Trade accounts receivable	$1,976,354	1,156,095
Inventories	554,041	2,942,702
Property, plant and equipment	2,353,141	2,398,035
Non-marketable equity securities	161,716	157,432
Equity method investment	157,432	380,982
Intangible assets	97,468	31,601
Accrued expenses, payroll and others	224,795	541,665
Provision for product warranty	119,207	136,611
Net operating loss carried forward	34,379,188	36,103,945
Valuation allowance	(37,122,551)	(43,645,828)
Deferred tax assets, non-current	$2,743,359	203,240

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$256,380	$203,240

As of December 31, 2023, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of December 31, 2023, the Company’s PRC subsidiaries had net operating loss carry forwards of $65,349,412, which will expire in various years through 2023 to 2032. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

22. Statutory reserves

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 and $1,230,511 representing the PRC statutory reserve of the subsidiary as of December 31, 2022 and 2023, are also considered under restriction for distribution.

23. Fair Value of Financial Instruments

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

The fair value of warrants was determined using the Binomial Model, with level 3 inputs (Note 27).

The fair value of share options was determined using the Binomial Model, with level 3 inputs (Note 25).

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

24. Employee Benefit Plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $2,589,157 (RMB17,405,185) and $2,952,247 (RMB20,877,994) for the years ended December 31, 2022 and 2023, respectively.

25. Share-based Compensation

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

As of December 31, 2023, there was no unrecognized stock-based compensation associated with the above restricted shares. As of December 31, 2023, 1,667 vested shares were to be issued.

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

As of December 31, 2023, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

All the restricted share units granted in respect of the restricted share units granted on August 23, 2019 had been vested on March 2022. As of December 31, 2023, there was no unrecognized stock-based compensation associated with the above restricted share units.

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

The Company recorded non-cash share-based compensation expense of $6,529 for the year ended December 31, 2023, in respect of the restricted shares granted on October 23, 2020 of which allocated to research and development expenses.

As of December 31, 2023, non-vested restricted share units granted on October 23, 2020 are as follows:

Non-vested share units as of January 1, 2023	16,665
Vested	(16,665)
Non-vested share units as of December 31, 2023	-

All the restricted share units granted on October 23, 2020 had been vested on April 30, 2023. As of December 31, 2023, there was no unrecognized stock-based compensation with the above restricted share units.

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

The fair value of the stock options granted to directors of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk free interest rate of 1.26%, and dividend yield of 0%. The fair value of 350,000 stock options to directors of the Company was $479,599 at the grant date. During the year ended December 31, 2022 and 2023, the Company recorded nil as stock compensation expenses, respectively.

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. During the year ended December 31, 2022 and 2023, the Company recorded nil as stock compensation expenses, respectively.

As of December 31, 2023, there was unrecognized stock-based compensation $1,328,299 associated with the above options granted.

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

The Company recorded non-cash share-based compensation expense of $831,250 for the year ended December 31, 2023, in respect of the restricted share units granted on April 11, 2023.

The fair value of the stock options granted to directors and certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimate life of 5.83 years, volatility of 106.59%, risk free interest rate of 3.51% and dividend yield of 0%. The fair value of options of the Company was $838,190 at the grant date. For the year ended December 31, 2023, the Company recorded $343,960 as share-based compensation expenses in respect of the stock options granted on April 11, 2023.

As of December 31, 2023, non-vested restricted share units granted on April 11, 2023 are as follows:

Non-vested share units as of April 11, 2023
Granted	894,000
Vested	(875,000)
Forfeited	(19,000)
Non-vested share units as of December 31, 2023	-

All the restricted share units granted on April 11, 2023 had been vested on December 31, 2023. As of December 31, 2023, there was no unrecognized stock-based compensation with the above restricted share units.

Restricted share units granted and stock ownership program on August 22, 2023

On August 22, 2023, pursuant to the Company’s 2015 Plan, the Compensation Committee granted an aggregate of 40,000 restricted share units and 160,000 options to employees of the Company. The restricted share units will vest semi-annually on October 15, 2023 and April 15, 2023. The fair value of these restricted shares units was $0.88 per share on August 22, 2023. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method. The option exercise price was $0.8681. The shares will be vested semi-annually in 4 equal instalments over a 2 year period with the first vesting on February 15, 2025. The options will expire on the 70-month anniversary of the grant date.

The Company recorded non-cash share-based compensation expense of $34,086 for the year ended December 31, 2023, in respect of the restricted share units granted on August 22, 2023.

The fair value of the stock options granted to directors and certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimate life of 5.83 years, volatility of 106.34%, risk free interest rate of 4.47% and dividend yield of 0%. The fair value of options of the Company was $56,521 at the grant date. For the year ended December 31, 2023, the Company recorded $9,922 as share-based compensation expenses in respect of the stock options granted on August 22, 2023.

 As of December 31, 2023, non-vested restricted share units granted on August 22, 2023 are as follows:

Non-vested share units as of August 22, 2023
Granted	40,000
Vested	(20,000)
Forfeited	-
Non-vested share units as of December 31, 2023	20,000

As of December 31, 2023, there was unrecognized stock-based compensation $55,746 associated with the above restricted share units and options granted and nil vested shares were to be issued.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2023	1,650,086	1.96	-	4.7
Exercisable at January 1, 2023	549,958	1.96	$-	4.7

Granted	2,284,000	0.97	-	5.8
Exercised	-	-	-	-
Forfeited	(70,000)	0.98	-	5.8
Outstanding at December 31, 2023	3,864,086	$1.39	$-	4.3
Exercisable at December 31, 2023	549,958	$1.96	$-	3.7

*	The intrinsic value of the stock options at December 31, 2023 is the amount by which the market value of the Company’s common stock of $1.05 as of December 31, 2023 exceeds the average exercise price of the option. As of December 31, 2023, the intrinsic value of the outstanding and exercisable stock options was $nil.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the year ended December 31, 2022 and 2023.

26. Income (Loss) Per Share

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

The following is the calculation of income (loss) per share:

	Year ended December 31, 2022	Year ended December 31, 2023
Net loss	$(11,327,811)	$(8,539,327)
Less: Net loss attributable to non-controlling interests	1,879,365	6,090,270
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	(9,448,446)	(2,449,057)

Weighted average shares used in basic and diluted computation	88,927,671	89,252,085

Loss per share of common stock – basic and diluted	$(0.11)	$(0.03)

Note:	Including 22,501 and 5,384 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued as of December 31, 2022 and 2023, respectively.

For the year ended December 31, 2022, 2,200,044 unvested options and all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

For the year ended December 31, 2023, 20,000 unvested restricted shares units, 3,224,128 unvested options and all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

27. Warrants

On December 8, 2020, the Company entered in a securities purchase agreement with certain institutional investors, pursuant to which the Company issued in a registered direct offering, an aggregate of 9,489,800 shares of its common stock at a price of $5.18 per share, for aggregate gross proceeds to the Company of approximately $49 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the institutional investors also received warrants (“Investor Warrants”) for the purchase of up to 3,795,920 shares of the Company’s common stock at an exercise price of $6.46 per share exercisable for 36 months from the date of issuance. The options were expired as of the report date. In addition, the placement agent for this transaction also received warrants (“Placement Agent Warrants”) for the purchase of up to 379,592 shares of the Company’s common stock at an exercise price of $6.475 per share exercisable for 36 months after 6 months from the issuance. The Company has performed a thorough reassessment of the terms of its warrants with reference to the provisions of ASC Topic 815-40-15-7I, regarding its exposure to changes in currency exchange rates. This reassessment has led to the management’s conclusion that the Company’s warrants issued to the investors should not be considered indexed to the Company’s own stock because the warrants are denominated in U.S. dollar, which is different from the Company’s functional currency, Renminbi. Warrants are remeasured at fair value with changes in fair value recorded in earnings in each reporting period.

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

There was a total of 5,296,579 warrants issued and outstanding as of December 31, 2023.

The fair value of the outstanding warrants was calculated using Binomial Model based on backward induction with the following assumptions:

Warrants issued in the 2020 Financing

Warrants holder	Investor Warrants	Placement Agent Warrants
Appraisal Date	December 31, 2022	December 31, 2022
Market price per share (USD/share)	$0.99	$0.99
Exercise price (USD/price)	6.46	6.475
Risk free rate	4.7%	4.6%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	0.9 years	1.4 years
Expected volatility	75.6%	82.7%

Appraisal Date	December 31, 2023		December 31, 2023
Market price per share (USD/share)	$	n/a	$1.05
Exercise price (USD/price)		n/a	6.475
Risk free rate		n/a	5.3%
Dividend yield		n/a	0%
Expected term/ Contractual life (years)		n/a	0.4 year
Expected volatility		n/a	53.90%

Warrants issued in the 2021 Financing

Warrants holder	Investor Warrants	Placement Agent
Appraisal Date	Series A1 December 31, 2022	Warrants December 31, 2022
Market price per share (USD/share)	0.99	0.99
Exercise price (USD/price)	7.67	9.204
Risk free rate	4.5%	4.5%
Dividend yield	0%	0%
Expected term/ Contractual life (years)	1.6 years	1.6 years
Expected volatility	80.4%	80.4%

Appraisal Date	December 31, 2023	December 31, 2023
Market price per share (USD/share)	1.05	1.05
Exercise price (USD/price)	7.67	9.204
Risk free rate	5.1%	5.1%
Dividend yield	0%	0%
Expected term/ Contractual life (years)	0.6 year	0.6 year
Expected volatility	63.00%	63.00%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	Year ended December 31, 2022	Year ended December 31, 2023
Balance at the beginning of the year	$5,846,000	$136,000
Warrants issued to institution investors	-	-
Warrants issued to placement agent	-	-
Warrants redeemed	-	-
Fair value change of the issued warrants included in earnings	(5,710,000)	(136,000)
Balance at end of year	136,000	-

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2023	9,092,499	$7.19	1.33
Exercisable at January 1, 2023	9,092,499	$7.19	1.33
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	(3,795,920)	6.460	-
Outstanding at December 31, 2023	5,296,579	7.71	0.60
Exercisable at December 31, 2023	5,296,579	7.71	0.60

28. Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2022 and 2023, the Company had the following contracted capital commitments:

	December 31, 2022	December 31, 2023
For construction of buildings	$21,406,584	$1,104,571
For purchases of equipment	4,249,801	31,437,525
Capital injection	137,739,785	267,557,243
	$163,396,170	$300,099,339

(ii)	Litigation

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

On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. The Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” to appeal the adjudication dated on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial. The Court of Zhuanghe conducted a retrial and requested an appraisal to be performed by a third-party appraisal institution on the construction cost incurred and completed by Shenzhen Huijie on the subject project. On November 8, 2018, the Company received from the Court of Zhuanghe the construction-cost-appraisal report which determined that the construction cost incurred and completed by Shenzhen Huijie for the subject project to be $1,344,605 (RMB9,129,868). On May 20, 2019, the Court of Zhuanghe entered a judgment that Shenzhen Huijie should pay back to CBAK Power $261,316 (RMB1,774,337) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019. Shenzhen Huijie filed an appellate petition to the Court of Dalian. On June 28, 2020, the Court of Dalian entered the final judgment that Shenzhen Huijie should pay back to CBAK Power $245,530 (RMB1,667,146) (the amount CBAK Power paid in excess of the construction cost appraised by the appraisal institution) and the interest incurred since April 2, 2019, and reimburse the litigation fees totaling $30,826 (RMB209,312) that CBAK Power has paid. As of December 31, 2022, CBAK Power have not received the final judgement amount totaled $276,356 (RMB 1,876,458) from Shenzhen Huijie. Shenzhen Huijie filed an appellate petition to High Peoples’ Court of Liaoning (“Court of Liaoning”) to appeal the adjudication dated on June 28, 2020. In April 2021, the Court of Liaoning rescinded the original judgement and remanded the case to the Court of Dalian for retrial. On December 21, 2021, the Court of Dalian remanded the case to the Court of Zhuanghe for retrial.  On April 28, 2023, the Court of Zhuanghe made the judgement to dismiss the construction contract between Shenzhen Huijie and CBAK Power, other claims made by Shenzhen Huijie and the following appellate petition by CBAK Power. Shenzhen Huijie filed an appellate petition to the Court of Dalian to seek overturning the judgement by the Court of Zhuanghe, while CBAK Power filed an appellate petition to the Court of Dalian to seek the return of all paid construction costs and the interests incurred. On November 15, 2023, the Court of Dalian made the final judgement to dismiss the appellate petitions from both Shenzhen Huijie and CBAK Power. According to this final judgement, CBAK Power has no longer had any obligations or liabilities to Shenzhen Huijie.

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1.5 million (RMB10,257,030), including equipment cost of $1.3 million (RMB9,072,000) and interest amount of $0.2 million (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB 15,120,000 ($2.2 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of December 31, 2023, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.2 million (RMB15,120,000) under capital commitments.

29. Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the years ended December 31, 2022 and 2023 as follows:

	Year ended		Year ended
Sales of finished goods and raw materials	December 31, 2022		December 31, 2023
Customer B	$28,071,738	11.29%	*	*
Customer C	*	* %	66,881,853	32.7%
Customer D	57,856,658	23.26%	*	* %
Zhengzhou BAK Battery Co., Ltd (note 18)	53,236,804	21.40%	27,872,002	13.6%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2022 and 2023 as follows:

	December 31, 2022		December 31, 2023
Customer A	$4,004,880	18.94%	$	*	*
Customer D	*	*		7,239,247	27.7%
Zhengzhou BAK Battery Co., Ltd (note 18)	9,156,383	43.30%		12,441,715	47.5%

*	Comprised less than 10% of net accounts receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the years ended December 31, 2022 and 2023 as follows:

	Year ended December 31, 2022		Year ended December 31, 2023
Supplier A	$33,781,075	14.46%	$18,786,335	12.1%
Supplier B	*	*	17,786,678	11.5%
Zhengzhou BAK Battery Co., Ltd (note 18)	26,819,454	11.48%	*	*
Supplier C	24,720,344	10.58%	*	*

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2022 and 2023 as follows:

	December 31, 2022			December 31, 2023
Supplier A	$	*	*	$2,689,740	10.1%
Supplier C		4,064,942	12.50%	*	*
Zhengzhou BAK Battery Co., Ltd (note 18)		5,629,343	17.31%	*	*
Zhejiang Shengyang Renewable Resources Technology Co., Ltd.		*	*	3,498,324	13.0%

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2022 and 2023 substantially all of the Company’s cash and cash equivalents were held by major financial institutions and online payment platforms located in the PRC, which management believes are of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

30. Segment Information

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CEO”) who reviews financial information of operating segments based on US GAAP amounts when making decisions about allocating resources and assessing performance of the Company.

As a result of the Hitrans acquisition discussed in Note 12, the Company determined that Hitrans met the criteria for separate reportable segment given its financial information is separately reviewed by the Company’s CEO. As a result, the Company determined that for the year ended December 31, 2022 and 2023, it operated in two operating segments namely CBAK and Hitrans. CBAK’s segment mainly includes the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. Hitrans’ segment mainly includes the development and manufacturing of NCM precursor and cathode materials.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income. Net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income (expenses) and net income (loss) by segment for the years ended December 31, 2022 and 2023 were as follows:

For the year ended December 31, 2022	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$94,715,189	$154,010,296	$-	$248,725,485
Cost of revenues	(86,333,047)	(144,297,114)	-	(230,630,161)
Gross profit	8,382,142	9,713,182		18,095,324
Total operating expenses	(13,489,453)	(14,993,719)	(1,116,755)	(29,599,927)
Operating (loss) income	(5,107,311)	(5,280,537)	(1,116,755)	(11,504,603)
Finance income (expenses), net	929,756	(438,387)	(309)	491,060
Other income, net	(3,590,693)	(3,661,782)	5,710,000	(1,542,475)
Income tax credit	-	1,228,207	-	1,228,207
Net income	(7,768,248)	(8,152,499)	4,592,936	(11,327,811)

For the year ended December 31, 2023	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$132,993,518	$71,444,847	$-	$204,438,365
Cost of revenues	(101,413,350)	(71,300,692)	-	(172,714,042)
Gross profit	31,580,168	144,155	-	31,724,323
Total operating expenses	(20,861,844)	(17,159,677)	(954,614)	(38,976,135)
Operating income (loss)	10,718,324	(17,015,522)	(954,614)	(7,251,812)
Finance income (expenses), net	337,243	95,816	(159)	432,900
Other income (expenses), net	2,906,648	(2,276,918)	136,000	765,730
Income tax expenses	-	(2,486,145)	-	(2,486,145)
Net income (loss)	13,962,215	(21,682,769)	(818,773)	(8,539,327)

As of December 31, 2023
Identifiable long-lived assets	100,815,622	42,249,656	-	143,065,278
Total assets	196,166,083	84,950,872	38,305	281,155,260

Note: The Company does not allocate its assets located and expenses incurred outside China to its reportable segments because these assets and activities are managed at a corporate level.

Net revenues by product:

The Company’s products can be categorized into high power lithium batteries and materials used in manufacturing of lithium batteries. For the product sales of high power lithium batteries, the Company manufactured two types of Li-ion rechargeable batteries: battery pack and high-power cylindrical lithium battery cell. The Company’s battery products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. For the product sales of materials used in manufacturing of lithium batteries, the Company, via its subsidiary, Hitrans, manufactured cathode materials and Precursor for use in manufacturing of cathode. Revenue from these products is as follows:

	Year ended December 31, 2022	Year ended December 31, 2023
High power lithium batteries used in:
Electric vehicles	$4,694,694	$2,883,385
Light electric vehicles	6,415,277	5,607,435
Residential energy supply & uninterruptable supplies	83,603,046	124,502,698
Trading of raw materials used in lithium batteries	2,172	-
	94,715,189	132,993,518

Materials used in manufacturing of lithium batteries
Cathode	75,331,144	39,845,626
Precursor	78,679,152	31,599,221
	154,010,296	71,444,847
Total consolidated revenue	$248,725,485	$204,438,365

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	Year ended December 31, 2022	Year ended December 31, 2023
Mainland China	$198,114,578	$119,307,085
Europe	50,378,076	78,575,290
USA	36,525	5,216
Others	196,306	6,550,774
Total	$248,725,485	$204,438,365

Substantially all of the Company’s long-lived assets are located in the PRC.

31. CBAK Energy Technology, Inc. (Parent Company)

Under PRC regulations, subsidiaries in PRC (“the PRC subsidiaries”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, the PRC subsidiaries are required to set aside at least 10% of their after tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of December 31, 2022 and 2023, additional transfers of $166,414,198 and $219,322,375 were required before the statutory general reserve reached 50% of the registered capital of the PRC subsidiaries. As of December 31, 2022 and 2023 there was $1,230,511 appropriation from retained earnings and set aside for statutory general reserves by the PRC subsidiaries. The PRC subsidiaries did not have after tax net profits since its incorporation and therefore no appropriation was made to fund its statutory general reserve as of December 31, 2022 and 2023.

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

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

For the years ended December 31, 2022 and 2023

(Unaudited)

	Year ended December 31, 2022	Year ended December 31, 2023
REVENUE, net	$-	$-

OPERATING EXPENSES:
Salaries and consulting expenses	227,588	1,386,099
General and administrative	889,169	794,262

Total operating expenses	(1,116,757)	(2,180,361)

LOSS FROM OPERATIONS	(1,116,757)	(2,180,361)

Changes in fair value of warrants liability	5,710,000	136,000

INCOME (LOSS) ATTRIBUTABLE TO PARENT COMPANY	4,593,243	(2,044,361)

EQUITY IN LOSS OF SUBSIDIARIES	(14,041,689)	(609,897)

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS	$(9,448,446)	$(2,654,258)

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY BALANCE SHEETS

As of December 31, 2022 and 2023

(Unaudited)

	December 31, 2022	December 31, 2023
ASSETS

Interests in subsidiaries	$119,120,917	$114,257,553
Cash and cash equivalents	118,559	26,922
Total assets	$119,239,476	$114,284,475

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses and other payables	1,608,102	1,586,745
Warrants liability	136,000	-
Total current liabilities	1,744,102	1,586,745

SHAREHOLDERS’ EQUITY	117,495,374	112,697,730
Total liabilities and shareholders’ equity	$119,239,476	$114,284,475

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022 and 2023

(Unaudited)

	Year ended December 31, 2022	Year ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,448,446)	$(2,449,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of subsidiaries	(14,041,689)	(815,098)
Share based compensation	64,193	1,225,747
Changes in fair value of warrants liability	(5,710,000)	(136,000)
Change in operating assets and liabilities
Accrued expenses and other payable	(2,127)	(21,357)
Net cash used in operating activities	(29,138,069)	(2,195,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest in subsidiaries	28,540,148	2,104,128
Net cash used in investing activities	28,540,148	2,104,128

CHANGE IN CASH AND CASH EQUIVALENTS	(597,921)	(91,637)

CASH AND CASH EQUIVALENTS, beginning of year	716,480	118,559

CASH AND CASH EQUIVALENTS, end of year	$118,559	$26,922

The condensed parent company financial statements have been prepared using the equity method to account for its subsidiaries. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

32. Subsequent events

The Company has evaluated subsequent events through the date of the issuance of the consolidated financial statements and the following subsequent event has been identified.

On January 11, 2024, the Company utilized RMB15 million (approximately $2.1 million) banking facilities granted by Shaoxing Branch of Bank of Communications Co., Ltd at an interest rate of 3.45% for a period of one year to January 11, 2025. The Company borrowed RMB15 million (approximately $2.1 million) on the same date.

On January 18, 2024, the Company further utilized RMB14.7 million (approximately $2.1 million) banking facilities granted by Shaoxing Branch of Bank of Communications Co., Ltd at an interest rate of 3.45% for a period of one year to January 18, 2025. The Company borrowed RMB14.7 million (approximately $2.1 million) on the same date.

On January 29, 2024, the Company utilized another RMB20 million (approximately $2.8 million) banking facilities granted by Shaoxing Branch of Bank of Communications Co., Ltd at an interest rate of 3.45% for a period of one year to January 29, 2025. The Company fully repaid the loan on February 1, 2024. The Company borrowed RMB20 million (approximately $2.8 million) on the same date.

On February 2, 2024, the Company utilized another RMB30 million (approximately $4.2 million) banking facilities granted by Shaoxing Branch of Bank of Communications Co., Ltd at an interest rate of 3.45% for a period of one year to February 2, 2025. The Company borrowed RMB30 million (approximately $4.2 million) on the same date.

On January 24, 2024, the Company entered into a short-term credit-guaranteed loan agreement with Zhejiang Shangyu Rural Commercial Bank to January 17, 2025 with an amount of RMB5 million (approximately $0.7 million) bearing interest at 4.1% per annum. The Company borrowed RMB5 million (approximately $0.7 million) on the same date.

On February 20, 2024, the Company entered into a six-month loan agreement with China Zheshang Bank Co., Ltd. Shengyang Branch to August 20, 2024 with an amount of RMB5 million (approximately $0.7 million) bearing interest at 3.1% per annum. The loan was secured by restricted cash and bills receivables of the Company. The Company borrowed RMB5 million (approximately $0.7 million) on the same date.

On February 28, 2024, the Company entered into another six-month loan agreement with China Zheshang Bank Co., Ltd. Shengyang Branch to August 28, 2024 with an amount of RMB8 million (approximately $1.1 million) bearing interest at 3.1% per annum. The loan was secured by restricted cash and bills receivables of the Company. The Company borrowed RMB8 million (approximately $1.1 million) on the same date.

On March 8, 2024, the Company entered into a short-term credit-guaranteed loan agreement with China Zheshang Bank Co., Ltd. Shangyu Branch to March 7, 2025 with an amount of RMB3 million (approximately $0.4 million) bearing interest at 4.05% per annum. The Company borrowed RMB3 million (approximately $0.4 million) on the same date.

On March 13, 2024, the Company entered into another six-month loan agreement with China Zheshang Bank Co., Ltd. Shengyang Branch to September 13, 2024 with an amount of RMB2 million (approximately $0.3 million) bearing interest at 3.1% per annum. The loan was secured by restricted cash and bills receivables of the Company. The Company borrowed RMB2 million (approximately $0.3 million) on the same date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 18, 2023, the Board of Directors of the Company approved the dismissal of Centurion ZD CPA & Co. (“Centurion”) as independent registered public accounting firm of the Company, effective immediately.

Centurion’s reports on the consolidated financial statements of the Company as of and for the years ended December 31, 2022 and 2021 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except for an explanatory paragraph in such reports regarding substantial doubt about the Company’s ability to continue as a going concern.

For the years ended December 31, 2022 and 2021, and in the subsequent interim period through July 18, 2023, (i) there were no disagreements with Centurion (within the meaning of Item 304(a)(1)(iv) of Regulation S-K (“Regulation S-K”) of the rules and regulations of the SEC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that if not resolved to Centurion’s satisfaction, would have caused Centurion to make reference to the subject matter of the disagreements in connection with its reports; and (ii) there were no reportable events (as defined by Item 304(a)(1)(v) of Regulation S-K), except for the material weaknesses in the Company’s internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. As previously disclosed, the following control deficiencies were identified that represent material weaknesses as of December 31, 2022: (1) we did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements, and (2) we do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements.

On July 18, 2023, the Board of Directors of the Company approved the appointment of ARK Pro CPA & Co (“ARK”) as its independent registered public accounting firm for the fiscal year ending December 31, 2023. During the Company’s fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through July 18, 2023, neither the Company nor anyone on its behalf has consulted with ARK on either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company and its subsidiaries, and no written report or oral advice was provided by ARK to the Company that ARK concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (b) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2023 were not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

–	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

–	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weaknesses, we have taken or are taking the following remediation measures:

–	We are in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience. Ms. Xiangyu Pei was appointed by the Board of Directors of the Company as the Interim Chief Financial Officer on August 23, 2019. Ms. Xiangyu Pei resigned as our Interim Chief Financial Officer on August 22, 2023 but has continued to serve in the Company’s finance department and on the board of director. Mr. Jiewei Li was appointed as the Company’s Chief Financial Officer on August 22, 2023.

–	We have regularly offered our financial personnel trainings on internal control and risk management. We have regularly provided trainings to our financial personnel on U.S. GAAP accounting guidelines. We plan to continue to provide trainings to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified.

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

ARK Pro CPA & Co, our independent registered public accounting firm has issued an attestation report regarding the effectiveness of our internal controls over financial reporting which is included under Item 8 above.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2023, but was not reported.

During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information concerning our directors, executive officers, compliance with Section 16(a) of the Exchange Act, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Consolidated Financial Statements:

The financial statements are set forth under Item 8 of this annual report on Form 10-K.

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or notes thereto.

(3)	Index to Exhibits

See exhibits listed under Item 15(b) below.

(b)	Exhibits:

Exhibit No.	Description
2.1	Articles of Merger (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8- K filed on January 17, 2017)
3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on December 8, 2006)
3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 19, 2007)
3.3	Certificate of Change Pursuant to NRS 78.209 filed by the Company on October 22, 2012 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 26, 2012)
3.4	Certificate of Amendment to Articles of Incorporation filed by the Company on June 23, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 26, 2015)
3.5	Certificate of Amendment to Articles of Incorporation filed by the Company on December 9, 2021 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 13, 2021)
4.1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act
4.2	Form of Amendment No. 1 to Series B Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 11, 2021)
4.3	Form of Investors Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2021)
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2021)
4.5	Form of Investors Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 9, 2020)
4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 9, 2020)
10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form8-K filed on January 3, 2011)
10.2	CBAK Energy Technology, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix D to the registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2015).
10.3	Form of Restricted Share Units Award Agreement Under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 29, 2019)
10.4	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 6, 2015)
10.5	Form of Securities Purchase Agreement by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2021)
10.6	Form of Registration Rights Agreement by and among the Company and the Investors (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2021)
10.7	Securities Purchase Agreement by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 9, 2020)
10.8	English translation of Framework Agreement Relating to Dalian CBAK Power Battery Co., Ltd.’s Investment in Zhejiang Meidu Hitrans Lithium Battery Technology Co., Ltd., dated July 20, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.9	CBAK Energy Technology, Inc. 2023 Equity Incentive Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed on October 20, 2023)
10.10	Form of Restricted Share Award Agreement under the 2023 Equity Incentive Plan
10.11	Form of Restricted Stock Unit Award Agreement under the 2023 Equity Incentive Plan
10.12	Form of Share Option Agreement under the 2023 Equity Incentive Plan

14.1	Code of Business Conduct and Ethics of the registrant (incorporated by reference to Exhibit 14.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)c
21.1	List of subsidiaries of the registrant.
23.1	Consent of Centurion ZD CPA & Co.
23.2	Consent of ARK Pro CPA & Co
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

(c) Financial Statement Schedule

See Item 15(a) above.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2024

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunfei Li	Chairman and Chief Executive Officer	March 15, 2024
Yunfei Li	(Principal Executive Officer)

/s/ Jiewei Li	Chief Financial Officer	March 15, 2024
Jiewei Li	(Principal Financial and Accounting Officer)

/s/ J. Simon Xue	Director	March 15, 2024
J. Simon Xue

/s/ Martha C. Agee	Director	March 15, 2024
Martha C. Agee

/s/ Jianjun He	Director	March 15, 2024
Jianjun He

/s/ Xiangyu Pei	Director	March 15, 2024
Xiangyu Pei