Form 10-K/A
period 2023-12-31
CBAK Energy Technology, Inc.
filed 2024-04-29
CIK 1117171

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

There was a total of 89,919,190 shares of the registrant’s common stock outstanding as of April 26, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
ARK Pro CPA & Co	Hong Kong, China	3299

EXPLANATORY NOTE

CBAK Energy Technology, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (together with the Form 10-K/A, the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which information was previously omitted in reliance on General Instruction G(3) to Form 10-K. Accordingly, the Company hereby amends and replaces in its entirety Part III of the Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. New certifications of the Company’s principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including a new certification under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and the Company has not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with the Company’s filings with the SEC subsequent to the Form 10-K.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Gender	Position
Yunfei Li	58	Male	Chairman of the Board, President and Chief Executive Officer
Xiangyu Pei	34	Female	Director
Martha C. Agee	69	Female	Independent Director
J. Simon Xue	70	Male	Independent Director
Jianjun He	52	Male	Independent Director
Jiewei Li	34	Male	Chief Financial Officer and Secretary

Yunfei Li has served as the chairman of our board, our president and chief executive officer since March 1, 2016. Mr. Yunfei Li has more than 20 years of management experience in industries of battery, new energy and real estate development. Since May 2014, he has been Vice President of the Company’s subsidiary, CBAK Power in charge of the company’s construction of manufacturing facilities, government relationship and development of new customers. From May 2010 to May 2014, Mr. Yunfei Li held management positions of various new energy development and real estate development companies in China. Prior to that, he was Director of Construction Department, Director of Comprehensive Management Department and Assistant to President of Shenzhen BAK Battery Co., Ltd., a former subsidiary of the Company, from March 2003 to May 2010. Mr. Yunfei Li holds a bachelor’s degree in Civil Engineering from Liao Yuan Vocational Technical College.

Xiangyu Pei served as our Interim Chief Financial Officer from August 23, 2019 to August 22, 2023. After resigning as our Interim Chief Financial Officer, she has continued to serve in our finance department. Prior to that, she served as the financial controller of the Company’s subsidiary, CBAK Power since 2017. Ms. Pei was also the Company’s secretary from 2017 to August 2023. While serving as our Interim Chief Financial Officer, she oversaw auditing, accounting, financial reporting and investor relations for the Company. Ms. Pei received a PhD in World Economics from Jilin University in China.

Martha C. Agee has served as our director since November 15, 2012. Since 1997, Ms. Agee has been a senior lecturer of business law at Hankamer School of Business of Baylor University where she teaches courses in the Legal Environment of Business, International Business Law, and Healthcare Law & Ethics for graduate and undergraduate students. Prior to that, Ms. Agee practiced law from 1988 to 1996. Ms. Agee obtained her bachelor’s degree in accounting in 1976 and Juris Doctor degree in 1988 from Baylor University.

J. Simon Xue has served as our director since February 1, 2016. Dr. Xue has approximately 40 years of experience in nuclear chemistry, solid state chemistry, superconductivity and materials for Lithium ion batteries. Within his research career, he has spent 21 years in the research and development of Lithium ion battery. Dr. Xue is retired but remains a member of energy storage strategic division of the Expert Committee for “Chinese Industrial Association of Power Sources”, energy storage strategic division. Prior to that, Dr. Xue was a director of Altair Nanotechnologies Inc., a Delaware company, between August 2011 and April 2012. From 2010 to 2011, he served as the chief executive officer of Yintong Energy Co., Ltd., a subsidiary of Canon Investment Holdings Ltd. Dr. Xue has also held positions at Ultralife, Duracell, B&K Electronics Co., Ltd., Valence Energy-Tech (Suzhou) Co., A123 Systems Inc. and International Battery Inc. He has an extensive reputation in the whole product chain of lithium ion battery in China, including materials, equipment, cell manufacturing and testing. He has authored or co-authored over 50 scientific articles, 12 patents relevant to battery chemistry and materials and participated, presented and hosted more than 30 battery or material related international conferences. Dr. Xue completed his Ph.D. program in Solid State Chemistry in McMaster University in 1992.

Jianjun He has served as our director since November 4, 2013. Mr. He has more than 16 years of experience in accounting and finance and is an associate member of the Chinese Institute of Certificate Public Accounts. Mr. He has been the Managing Director of Jilin Cybernaut Lvke Investment and Management Co., Ltd., an investment consulting firm in China, since January 1, 2013. From June 30, 2009 to December 31, 2012, Mr. He served as the Chief Financial Officer of THT Heat Transfer Technology, Inc. (Nasdaq: THTI) (“THT Heat”), a provider of heat exchangers and heat exchange solutions in China. Mr. He was the Chief Financial Officer of Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd, a wholly owned subsidiary of THT Heat from 2007 to December 2012. From 1999 to 2007, Mr. He worked as senior financial officer in Jilin Grain Group, a state-owned enterprise engaged in the grain processing and trading business. Mr. He graduated from Changchun Taxation College in 1995 with a bachelor’s degree in auditing and obtained a master’s degree from Jilin University in 2005.

Jiewei Li has served as our Chief Financial Officer and Secretary of the Company since August 2023. Mr. Li has been the Company’s investor relations manager since 2021. Prior to joining the Company, from 2018 to 2021, Mr. Li had worked at multiple fund management companies in China where he focused on structuring various investment products. Before that, from 2014 to 2018, he had worked for several renowned American real estate developers in their fund management departments, responsible for capital market affairs. Mr. Li received a Master’s Degree in Political and Public Administration from the Chinese University of Hong Kong in 2014.

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

Board Diversity Matrix

The matrix below summarizes the gender and ethnic diverse attributes on our Board.

Board Diversity Matrix (as of the date of this report)
Country of Principal Executive Offices	China
Foreign Private Issuer	No
Disclosure Prohibited under Home Country Law	No
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	3	0	0
Part II: Demographic Background
Underrepresented Individual in Home Country Jurisdiction	1
LGBTQ+	0
Did Not Disclose Demographic Background	0

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

Ms. Pei, has been with the Company since 2017 and served as the Company’s interim chief financial officer from August 23, 2019 to August 22, 2023. She contributes valuable financial expertise and management insights to the Board.

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

Board Composition and Committees

Our board of directors is comprised of Yunfei Li, Xiangyu Pei, Martha C. Agee, J. Simon Xue and Jianjun He.

Martha Agee, J. Simon Xue and Jianjun He each serves on our board of directors as an “independent director” as defined by as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules. Our board of directors has determined that Martha Agee possesses the accounting or related financial management experience that qualifies her as financially sophisticated within the meaning of Rule 5605(c)(2)(A) of the NASDAQ Listing Rule and that she is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. A copy of the Code of Business Conduct and Ethics has been filed as Exhibit 14.1 to our Quarterly Report on Form 10-Q filed on August 22, 2006 and is hereby incorporated by reference into this annual report. The Code of Business Conduct and Ethics is also available on our website at www.cbak.com.cn. During the fiscal year ended December 31, 2023, there were no amendments to or waivers of our Code of Business Ethics and Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on our Internet website at www.cbak.com.cn or via a current report on Form 8-K.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our Common Stock must report their initial ownership of the Common Stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2023, except that one Form 4, covering one transaction, was filed late by Mr. Yunfei Li, our Chief Executive Officer and Chairman, and one Form 4, covering one transaction, was filed late by Ms. Xiangyu Pei, our Director and former Interim Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers for services rendered in all capacities during the noted periods.

			Stock	Option
		Salary	Awards	Awards	Total
Name and Principal Position	Year	($)(1)	($)	($)(2)(3)	($)
Yunfei Li	2022	117,658	60,000	-	177,658
President, Chief Executive Officer(4)	2023	150,913	170,250	-	321,164

Jiewei Li		67,958	11,350	-	79,308
Chief Financial Officer and Secretary(5)	2023

Xiangyu Pei	2022	88,556	27,000	-	115,556
Former Interim Chief Financial Officer(6)	2023	87,744	56,750	-	144,494

(1)	The amounts reported in this table have been converted from RMB to U.S. dollars based on the average conversion rate between the U.S. dollar and RMB for the applicable fiscal year, or $1.00 to RMB7.0719 (fiscal year 2023 exchange rate) and $1.00 to RMB6.7264 (fiscal year 2022 exchange rate),.

(2)	The value of performance-vesting stock options is computed assuming achievement of performance goals based on probable outcomes of such performance goals under ASC Topic 718. Amount shown does not reflect compensation actually received or that may be realized in the future by the recipients. In accordance with SEC regulations, such amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock and option awards made in the referenced fiscal year. This performance-based option award is subject to performance and service-vesting requirements. See Note 25 of the Notes to Consolidated Financial Statements in our Form 10-K for information, including assumptions made, regarding the valuation of equity awards.

(3)	On November 29, 2021, the Company granted (i) Mr. Yunfei Li performance-based options to purchase a total of 200,000 shares of Common Stock, (ii) Mr. Jiewei Li performance-based options to purchase a total of 20,000 shares of Common Stock, and (iii) Ms. Xiangyu Pei performance-based options to purchase a total of 150,000 shares of Common Stock, under the Company’s 2015 Equity Incentive Plan, with an exercise price of $1.96 per share.

(4)

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted 150,000 restricted share units (the “RSUs”) to Mr. Yunfei Li. Each RSU represents a contingent right to receive one share of common stock. The RSUs vested in two equal installments on June 30 and December 31, 2023, respectively.

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted Mr. Yunfei Li an option to purchase 300,000 shares of common stock. The option vest in four equal installments semi-annually with the first installment vesting on June 30, 2024.

(5)

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted 10,000 RSUs to Mr. Jiewei Li. Each RSU represents a contingent right to receive one share of common stock. The RSUs vested in two equal installments on June 30 and December 31, 2023, respectively.

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted Mr. Jiewei Li an option to purchase 20,000 shares of common stock. The option vest in four equal installments semi-annually with the first installment vesting on June 30, 2024.

(6)

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted 50,000 RSUs to Ms. Pei. Each RSU represents a contingent right to receive one share of common stock. The RSUs vested in two equal installments on June 30 and December 31, 2023, respectively.

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted Ms. Pei an option to purchase 100,000 shares of common stock. The option vest in four equal installments semi-annually with the first installment vesting on June 30, 2024.

Summary of Employment Agreements

The base salary shown in the Summary Compensation Table is described in each named executive officer’s respective employment agreement. The material terms of those employment agreements are summarized below.

We entered into employment agreements with three-year initial terms with our named executive officers in the form of our standard employment agreements. We entered into an employment agreement with Mr. Yunfei Li on March 1, 2016. On August 23, 2019, the Board of Directors appointed Ms. Xiangyu Pei as the Interim Chief Financial Officer, and we entered into an employment agreement with Ms. Xiangyu Pei for a three-year term. Each of our standard employment agreements is automatically extended by a year at the expiration of the initial term and at the expiration of every one-year extension, until terminated in accordance with the termination provisions of the agreements, which are described below. Ms. Xiangyu Pei resigned as the Interim Chief Financial Officer on August 22, 2023. We also have entered into a standard employment agreement with Mr. Jiewei Li.

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

Outstanding Equity Awards at Fiscal Year-End 2023

The following table sets forth the equity awards outstanding at December 31, 2023 for each of our named executive officers. As of December 31, 2023, there were no outstanding stock awards for named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
				Equity
				incentive
				plan
				awards:
				Number of
		Number of	Number of	securities
		securities	securities	underlying
		underlying	underlying	unexercised		Option
		unexercised	unexercised	unearned		exercise	Option
		options (#)	options (#)	options		price	expiration
Name	Grant Date	exercisable	unexercisable	(#)		($)	date
Yunfei Li, President,	11/29/2021	40,000	-	80,000	(1)	1.96	09/26/2027
Chief Executive Officer	4/11/2023	-	-	300,000	(1)	0.978	06/22/2029

Jiewei Li,	11/29/2021	4,000	-	8,000		1.96	09/26/2027
Chief Financial Officer	4/11/2023	-	-	20,000		0.978	06/22/2029

Xiangyu Pei, Former Interim	11/29/2021	30,000	-	60,000	(2)	1.96	09/26/2027
Chief Financial officer	4/11/2023	-	-	100,000	(2)	0.978	06/22/2029

Compensation of Directors

On April 11, 2023, pursuant to the 2015 Plan, each of our independent directors was granted 10,000 restricted share units, or RSUs, of the Company’s common stock, which vested in two equal installments on June 30 and December 31, 2023, respectively. On the same date, each of our independent directors was granted an option to purchase 20,000 shares of common stock, which vest in four equal installments semi-annually with the first installment vesting on June 30, 2024.

The following table sets forth the total compensation earned by our non-employee directors during our fiscal year ended December 31, 2023:

	Fees
	Earned or
	Paid in	Stock
	Cash	Awards	Total
Name	($)	($)	($)
J. Simon Xue	20,000	12,740	32,740
Martha C. Agee	20,000	12,740	32,740
Jianjun He	20,000	12,740	32,740

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the close of business on April 26, 2024 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our named executive officers and directors as a group:

Names of Management and Names of Certain Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (1)
	Number (2)	Percent (3)
Officers and Directors
Yunfei Li (5) (6) (7) (10)	11,100,871	12.40%
J. Simon Xue (4)	35,000	*
Martha C. Agee (4)	55,000	*
Jianjun He (4)	51,665	*
Xiangyu Pei (9)	292,983	*
Jiewei Li(11)	9,000	*
All executive officers and directors as a group (6 persons)	11,544,519	12.89%
Principal Stockholders
Dawei Li (7) (8)	6,733,359	7.53%

*	Denotes less than 1% of the outstanding shares of common stock.

(1)	The number of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of the Reference Date, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

(2)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of Common Stock listed as owned by that person or entity.

(3)	A total of 89,467,190 shares of Common Stock are considered to be outstanding on the Reference Date. For each beneficial owner above, any Presently Exercisable securities of such beneficial owner have been included in the denominator, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

(4)	On April 11, 2023, pursuant to the 2015 Plan, each of our independent directors was granted 10,000 restricted share units, or RSUs, of the Company’s common stock, which vested in two equal installments on June 30 and December 31, 2023, respectively. On the same date, each of our independent directors was granted an option to purchase 20,000 shares of common stock, which vest in four equal installments semi-annually with the first installment vesting on June 30, 2024.

(5)

On June 30, 2015, Mr. Yunfei Li was granted 30,000 restricted shares of the Company’s Common Stock, under the 2015 Plan. The restricted shares vest over a three-year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On April 19, 2016, pursuant to the 2015 Plan, the Company granted Mr. Yunfei Li an aggregate of 150,000 restricted shares of the Company’s Common Stock. The restricted shares vest semi-annually in 6 equal installments over a three-year period with the first vesting on December 31, 2016. On February 17, 2017, we signed a letter of understanding with each of eight individual investors, including our CEO, Mr. Yunfei Li, whereby these stockholders agreed in principle to subscribe for new shares of our Common Stock totaling $10 million. The issue price would be determined with reference to the market price prior to the issuance of new shares. In January 2017, the stockholders paid us a total of $2.1 million as refundable deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a refundable deposit of $0.2 million. In April and May 2017, we received cash of $9.6 million from these stockholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which we agreed to issue an aggregate of 6,403,518 shares of Common Stock to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, including 746,018 shares were issued to Mr. Yunfei Li, our CEO. On June 22, 2017, we issued the shares to the investors.

On August 23, 2019, pursuant to the 2015 Plan, the Company granted Mr. Yunfei Li an aggregate of 400,000 restricted share units of the Company’s Common Stock. The share units vest semi-annually in 6 equal installments over a three-year period with the first vesting on September 30, 2019.

Includes 20,000 options vested on May 30, 2022 and 20,000 options vested on November 30, 2022. On November 29, 2021, pursuant to the 2015 Plan, the Company granted Mr. Yunfei Li an aggregate of 200,000 performance-based stock options to purchase the Company’s Common Stock. Subject to continued service and attainment of the performance goals relating to the Company’s operating results for each of the fiscal years ending December 31, 2021, 2022, 2023, 2024 and 2025, the options will vest semi-annually in 10 equal installments over a 5-year period with the first vesting on May 30, 2022. The options will expire on the 70-month anniversary of the grant date. The performance goals for 2021 were met, resulting in vesting of 20,000 options on May 30 and November 30, 2022, respectively. However, the performance criteria for 2022 and 2023 were not met, and thus, no portion of the option was vested.

On April 11, 2023, pursuant to the 2015 plan, the Company granted Mr. Yunfei Li an aggregate of 150,000 restricted share units of the Company’s Common Stock. The share units vest in two equal installments on June 30 and December 31, 2023, respectively. Also, on April 11, 2023, pursuant to the 2015 plan, the Company granted Mr. Yunfei Li an aggregate of 300,000 options to purchase Common Stock. The options vest in four equal installments semi-annually with the first portion vesting on June 30, 2024.

(6)	On January 7, 2019, we entered into a cancellation agreement with Mr. Yunfei Li and Mr. Dawei Li, who loaned an aggregate of approximately $5.2 million (the “First Debt”) to the Company’s subsidiary, CBAK Power. Pursuant to the terms of the cancellation agreement, the creditors agreed to cancel the First Debt in exchange for an aggregate of 5,098,040 shares of Common Stock of the Company at an exchange price of $1.02 per share. According to the amount of loan, 3,431,373 and 1,666,667 shares were issued to Mr. Dawei Li and Mr. Yunfei Li, respectively. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the First Debt.

(7)

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

(8)

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

(9)

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

Includes 15,000 options vested on May 30, 2022 and 15,000 options vested on November 30, 2022. On November 29, 2021, pursuant to the 2015 Plan, the Company granted Ms. Pei an aggregate of 150,000 performance-based stock options to purchase the Company’s Common Stock. Subject to continued service and attainment of the performance goals relating to the Company’s operating results for each of the fiscal years ending December 31, 2021, 2022, 2023, 2024 and 2025, the options will vest semi-annually in 10 equal installments over a 5-year period with the first vesting on May 30, 2022. The options will expire on the 70-month anniversary of the grant date. The performance goals for 2021 were met, resulting in vesting of 15,000 options on May 30 and November 30, 2022, respectively. However, the performance criteria for 2022 were not met, and thus, no portion of the option was vested in 2023.

On April 11, 2023, pursuant to the 2015 plan, the Company granted Ms. Xiangyu Pei an aggregate of 50,000 restricted share units of the Company’s Common Stock. The share units vest in two equal installments on June 30 and December 31, 2023, respectively. Also, on April 11, 2023, pursuant to the 2015 plan, the Company granted Ms. Xiangyu Pei an aggregate of 100,000 options to purchase Common Stock. The options vest in four equal installments semi-annually with the first portion vesting on June 30, 2024.

(10)

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

(11)

Includes 4,000 options granted under the 2015 plan that have vested.

On November 29, 2021, Mr. Jiewei Li was granted an option to purchase 20,000 shares of Common Stock. The option vests in 10 equal semi-annual installments based on the Company’s satisfaction of certain performance criteria for each of the fiscal year ending December 31, 2021, 2022, 2023, 2024 and 2025. The performance criteria for 2021 were met, resulting in vesting of the option as to 2,000 shares on May 30, 2022 and 2,000 shares on November 30, 2022. The performance criteria for 2022 were not met, and thus, no portion of the option was vested in 2023.

On April 11, 2023, pursuant to the 2015 plan, the Company granted Mr. Jiewei Li an aggregate of 10,000 restricted share units of the Company’s Common Stock. The share units vest in two equal installments on June 30 and December 31, 2023, respectively. Also, on April 11, 2023, pursuant to the 2015 plan, the Company granted Mr. Jiewei Li an aggregate of 20,000 options to purchase Common Stock. The options vest in four equal installments semi-annually with the first portion vesting on June 30, 2024.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

2015 Equity Incentive Plan

The following table sets forth certain information about the securities authorized for issuance under the 2015 Plan as of December 31, 2023. Options exercisable for all of the securities shown in column (a) below were granted under our 2015 Plan.

Number of
securities
remaining
	Number of		available for
	securities to		future
	be issued upon	Weighted- average	issuance under equity
	exercise of	exercise price	compensation
	outstanding options,	of outstanding options,	plans (excluding
	warrants	warrants	securities
	and rights	and rights	reflected in
	(a)	(b)	column

Equity compensation plans approved by security holders	3,914,086	$1.39	5,430,777

Equity compensation plans not approved by security holders	-	-	-

Total	3,914,086	$1.39	5,430,777

(a)	Amounts include 3,914,086 outstanding options.

(b)	The weighted-average exercise price is calculated based solely on the exercise price of the outstanding options and does not reflect shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.

On June 12, 2015, shareholders of the Company approved the 2015 Plan for employees, directors and consultants of the Company and its affiliates. The maximum aggregate number of shares that may be issued under the 2015 Plan is ten million (10,000,000) shares.

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

On April 11, 2023, pursuant to the 2015 Plan, the Compensation Committee granted an aggregate of (i) 894,000 restricted share units and (ii) 2,124,000 options to purchase the Company’s common stock, to certain employees, officers and directors of the Company. Such restricted share units vested in two equal installments on June 30 and December 31, 2023, respectively. The options vest in four equal installments semi-annually with the first installment vesting on June 30, 2024.

On August 22, 2023, pursuant to the 2015 Plan, the Compensation Committee granted an aggregate of (i) 40,000 restricted share units and (ii) 160,000 options to purchase the Company’s common stock, to two employees. Such restricted share units vest in two equal installments on October 15, 2023 and April 15, 2024, respectively. The options vest in four equal installments semi-annually with the first installment vesting on February 15, 2025.

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

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Zhengzhou BAK Battery Co., Ltd	Note a
Shenzhen BAK Battery Co., Ltd (“SZ BAK”)	Former subsidiary and refer to Note b
Shenzhen BAK Power Battery Co., Ltd (“BAK SZ”)	Former subsidiary and refer to Note b
Zhejiang Shengyang Renewable Resources Technology Co., Ltd.	Note c
Fuzhou BAK Battery Co., Ltd	Note d

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd. Zhengzhou BAK Battery Co., Ltd is a wholly owned subsidiary of BAK SZ.

(b)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Shenzhen BAK Battery Co., Ltd and Shenzhen BAK Power Battery Co., Ltd. On September 27, 2023, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in Shenzhen BAK Power Battery Co., Ltd. (“BAK SZ”) to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million).

(c)	On September 27, 2023, Hitrans entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Neither Mr. Xu, nor Zhejiang Shengyang is related to the Company.

(d)	Zhengzhou BAK Battery Co., Ltd has 51% equity interest in Fuzhou BAK Battery Co., Ltd. Zhengzhou BAK Battery Co., Ltd is a wholly owned subsidiary of BAK SZ.

Related party transactions

The Company entered into the following significant related party transactions:

	For the year ended December 31, 2022	For the year ended December 31, 2023
Purchase of batteries from Zhengzhou BAK Battery Co., Ltd	$26,819,454	$10,999,732
Purchase of materials from Zhejiang Shengyang Renewable Resources Technology Co., Ltd.	20,303,783	12,725,193
Sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd	53,236,804	27,872,002
Sales of cathode raw materials to Shenzhen BAK Power Battery Co., Ltd	8,681,496	66,560
Sales of batteries to Fuzhou BAK Battery Co., Ltd	-	105,010

Related party balances

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2022 and 2023:

Receivables from former subsidiary

	December 31, 2022	December 31, 2023
Receivables from Shenzhen BAK Power Battery Co., Ltd	$5,518,052	$74,946

Balance as of December 31, 2022 and 2023 represented trade receivable for sales of cathode raw materials to Shenzhen BAK Power Battery Co., Ltd.

Other balances due from/ (to) related parties

	December 31, 2022	December 31, 2023
Trade receivable, net – Zhengzhou BAK Battery Co., Ltd (i)	$9,156,383	$12,441,715
Bills receivable – Issued by Zhengzhou BAK Battery Co., Ltd (ii)	$2,941,683	$-
Trade payable, net – Zhengzhou BAK Battery Co., Ltd (iii)	$5,629,343	$803,685
Trade payable, net – Zhejiang Shengyang Renewable Resources Technology Co., Ltd	$3,201,814	$3,489,324
Deposit paid for acquisition of long-term investments – Shenzhen BAK Power Battery Cp., Ltd	$-	7,101,492
Dividend payable to non-controlling interest of Hitrans	$1,290,942	$1,256,745

(i)	Representing trade receivable from sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $7.4 million to the Company.

(ii)	Representing bills receivable issued by Zhengzhou BAK Battery Co., Ltd. The Company endorsed the bills receivable as of December 31, 2022 to suppliers for settling trade payable subsequent to December 31, 2022.

(iii)	Representing trade payable on purchase of batteries from Zhengzhou BAK Battery Co., Ltd.

Payables to a former subsidiary

Payables to a former subsidiary as of December 31, 2022 and 2023 consisted of the following:

	December 31,	December 31,
	2022	2023
Payables to Shenzhen BAK Power Battery Co., Ltd	$(358,067)	$(411,111)

Balance as of December 31, 2022 and 2023 consisted of payables for purchase of inventories from Shenzhen BAK Power Battery Co., Ltd.

Guarantees for the Company

On January 17, 2022, we obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. We borrowed RMB10 million (approximately $1.4 million) on the same date for a term until January 16, 2023. We repaid the loan early on January 5, 2023. On January 6, 2023, we borrowed a one-year term loan of RMB10 million (approximately $1.4 million) for a period of one year until January 4, 2024, bearing interest at 120% of benchmark rate of the PBOC for short-term loans, which is 3.85% per annum, while other terms and guarantee remain the same.

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

On January 7, 2023, we obtained a two-year term facility from Postal Savings Bank of China, Nanjing Tianhe Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. We borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum. We repaid the above early on June 15, 2023. On June 27, 2023, we entered into another loan agreement for one year from June 27, 2023 to June 26, 2024 under the two-year term facility for a maximum loan amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.65 % per annum. The Company borrowed RMB10 million (approximately $1.4 million) on the same date. The loan was guaranteed by our CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On July 18, 2023, the Board of Directors of CBAK Energy Technology, Inc. (the “Company”) approved the dismissal of Centurion ZD CPA & Co. (“Centurion”) as independent registered public accounting firm of the Company, and approved the appointment of ARK Pro CPA & Co (“ARK”) as its independent registered public accounting firm.

Audit Fees

Centurion billed us $513,721 and $256,813 and for the fiscal years ended December 31, 2022 and 2023, respectively, for professional services rendered for the audit of our annual financial statements, including reviews of the interim financial statements included in our quarterly reports on Form 10-Q and assistance with the Securities Act filings.

ARK billed us $62,000 for the fiscal year ended December 31, 2023 for professional services rendered for the audit of our annual financial statements, including reviews of the interim financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

The fees for the audit-related services billed and to be billed by Centurion for the year ended December 31, 2022 and 2023 amounted to $2,500 and nil, respectively.

We did not engage ARK to provide assurance or related services during the year ended December 31, 2023.

Tax Fees

We did not engage our principal accountants to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent auditors must be approved by the Audit Committee in advance, except non-audit services (other than review and attestation services) if such services fall within exceptions established by the SEC. The Audit Committee will pre-approve any permissible non-audit services to be provided by the Company’s independent auditors on behalf of the Company that do not fall within any exception to the pre-approval requirements established by the SEC. The Audit Committee may delegate to one or more members the authority to pre-approve permissible non-audit services, but any such delegate or delegates must present their pre-approval decisions to the Audit Committee at its next meeting. All of our accountants’ services described above were pre-approved by the Audit Committee or by one or more members under the delegate authority described above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Index

Exhibit No.	Description
31.3	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2024

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer