Form 10-Q
period 2024-03-31
CBAK Energy Technology, Inc.
filed 2024-05-14
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2024 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	89,939,190

CBAK ENERGY TECHNOLOGY, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTNS ENDED

MARCH 31, 2023 AND 2024

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Balance Sheets

As of December 31, 2023 and March 31, 2024

(Unaudited)

(In US$ except for number of shares)

	Note	December 31, 2023	March 31, 2024
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$4,643,267	$3,033,376
Pledged deposits	2	54,179,549	33,223,384
Short-term deposits	3	-	20,756,497
Trade and bills receivable, net	4	28,653,047	36,415,217
Inventories	5	33,413,422	28,260,340
Prepayments and other receivables	6	7,459,254	8,438,534
Receivables from a former subsidiary, net	18	74,946	35,947
Total current assets		128,423,485	130,163,295

Property, plant and equipment, net	7	91,628,832	88,961,277
Construction in progress	8	37,797,862	37,654,290
Long-term investments, net	9	2,565,005	2,502,537
Prepaid land use rights	10	11,712,704	11,433,966
Intangible assets, net	11	841,360	720,339
Deposit paid for acquisition of long-term investments	14	7,101,492	11,883,163
Operating lease right-of-use assets, net		1,084,520	3,140,214
Total assets		$281,155,260	$286,459,081

Liabilities
Current liabilities
Trade and bills payable	15	$82,429,575	$79,020,817
Short-term bank borrowings	16	32,587,676	36,106,533
Other short-term loans	16	339,552	338,876
Accrued expenses and other payables	17	41,992,540	35,899,319
Payables to a former subsidiary, net	18	411,111	416,491
Deferred government grants, current	19	375,375	485,863
Product warranty provisions	20	23,870	20,775
Operating lease liability, current	10	691,992	699,745
Finance lease liability, current	10	1,643,864	2,031,310
Income tax payable		-	1,042,033
Total current liabilities		160,495,555	156,061,762

Deferred government grants, non-current	19	6,203,488	5,859,142
Product warranty provisions	20	522,574	535,655
Operating lease liability, non-current	10	475,302	2,761,173
Total liabilities		167,696,919	165,217,732

Commitments and contingencies	28

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 90,063,396 issued and 89,919,190 outstanding as of December 31, 2023 and March 31, 2024		90,063	90,063
Donated shares		14,101,689	14,101,689
Additional paid-in capital		247,465,817	247,582,399
Statutory reserves	22	1,230,511	1,230,511
Accumulated deficit		(134,395,762)	(124,559,312)
Accumulated other comprehensive loss		(11,601,403)	(13,497,204)
		116,890,915	124,948,146
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equity		112,824,305	120,881,536
Non-controlling interests		634,036	359,813
Total equity		113,458,341	121,241,349
Total liabilities and shareholder’s equity		$281,155,260	$286,459,081

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended March 31, 2023 and 2024

(Unaudited)

(In US$ except for number of shares)

		Three months ended March 31,
	Note	2023	2024
Net revenues	30	$42,396,701	$58,822,432
Cost of revenues		(39,490,957)	(40,041,385)
Gross profit		2,905,744	18,781,047
Operating expenses:
Research and development expenses		(2,455,328)	(2,815,518)
Sales and marketing expenses		(721,004)	(1,724,032)
General and administrative expenses		(2,479,135)	(4,092,527)
(Provision for) recovery of doubtful accounts		(131,167)	114,013
Total operating expenses		(5,786,634)	(8,518,064)
Operating (loss) income		(2,880,890)	10,262,983
Finance income, net		5,311	9,663
Other income, net		183,213	367,438
Share of loss of equity investee		-	(18,824)
Changes in fair value of warrants liability		85,000	-
(Loss) income before income tax		(2,607,366)	10,621,260
Income tax credit (expenses)	21	402,884	(1,048,786)
Net (loss) income		(2,204,482)	9,572,474
Less: Net loss attributable to non-controlling interests		824,127	263,976
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.		$(1,380,355)	$9,836,450

Net (loss) income		(2,204,482)	9,572,474
Other comprehensive income
– Foreign currency translation adjustment		748,779	(1,906,048)
Comprehensive (loss) income		(1,455,703)	7,666,426
Less: Comprehensive loss attributable to non-controlling interests		730,021	274,223
Comprehensive (loss) income attributable to CBAK Energy Technology, Inc.		$(725,682)	$7,940,649

(Loss) income per share	26
– Basic		$(0.02)	$0.11
– Diluted		$(0.02)	$0.11

Weighted average number of shares of common stock:	26
– Basic		89,013,359	89,925,024
– Diluted		89,013,359	90,123,965

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2023 and 2024

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional	Statutory		Accumulated other	Non-	Treasury shares		Total
	Number		Donated	paid-in	reserves	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	(Note 20)	deficit	Income (loss)	interests	of shares	Amount	equity

Balance as of January 1, 2023	89,135,064	$89,135	$14,101,689	$246,240,998	$1,230,511	$(131,946,705)	$(8,153,644)	$6,883,123	(144,206)	$(4,066,610)	$124,378,497

Net loss	-	-	-	-	-	(1,380,355)	-	(824,127)	-	-	(2,204,482)

Share-based compensation for employee and director stock awards	-	-	-	4,897	-	-	-	-	-	-	4,897

Common stock issued to employees for stock award	16,667	16	-	(16)	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	654,673	94,106	-	-	748,779

Balance as of March 31, 2023	89,151,731	$89,151	$14,101,689	$246,245,879	$1,230,511	$(133,327,060)	$(7,498,971)	$6,153,102	(144,206)	$(4,066,610)	$122,927,691

Balance as of January 1, 2024	90,063,396	$90,063	$14,101,689	$247,465,817	$1,230,511	$(134,395,762)	$(11,601,403)	$634,036	(144,206)	$(4,066,610)	$113,458,341

Net income (loss)	-	-	-	-	-	9,836,450	-	(263,976)	-	-	9,572,474

Share-based compensation for employee and director stock awards	-	-	-	116,582	-	-	-	-	-	-	116,582

Foreign currency translation adjustment	-	-	-	-	-	-	(1,895,801)	(10,247)	-	-	(1,906,048)

Balance as of March 31, 2024	90,063,396	$90,063	$14,101,689	$247,582,399	$1,230,511	$(124,559,312)	$(13,497,204)	$359,813	(144,206)	$(4,066,610)	$121,241,349

See accompanying Notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed consolidated statements of cash flows

For the three months ended March 31, 2023 and 2024

(Unaudited)

(In US$)

	Three months ended March 31,
	2023	2024
Cash flows from operating activities
Net (loss) income	$(2,204,482)	9,572,474
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,185,763	2,231,605
Provision for (reversal of) doubtful accounts and bad debts written off	116,014	(116,248)
Amortization of operating lease right-of-use assets	131,474	297,613
Write-down of inventories	979,633	538,883
Share-based compensation	4,897	116,582
Share of loss of equity investee		18,824
Changes in fair value of warrants liability	(85,000)	-
Changes in operating assets and liabilities:
Trade and bills receivable	(601,557)	(8,188,661)
Inventories	(2,025,827)	4,085,626
Prepayments and other receivables	(312,927)	(82,300)
Trade and bills payable	9,917,436	(2,015,325)
Accrued expenses and other payables and product warranty provisions	(1,753,004)	(460,200)
Operating lease liabilities	(158,824)	361,498
Trade receivable from and payables to a former subsidiary	3,729,807	37,966
Income tax payable	-	1,048,832
Deferred tax assets	(402,883)	-
Net cash provided by operating activities	9,520,520	7,447,169

Cash flows from investing activities
Deposit paid for acquisition of long-term investment	-	(4,934,830)
Purchases of property, plant and equipment and construction in progress	(7,216,890)	(7,901,180)
Net cash used in investing activities	(7,216,890)	(12,836,010)

Cash flows from financing activities
Borrowings from banks	13,153,472	20,801,840
Repayment of bank borrowings	(9,499,730)	(16,700,355)
Borrowings from a shareholder	199,942	-
Repayment of borrowings to a shareholder	(72,052)	-
Repayment of borrowings from a unrelated party	(219,225)	-
Proceeds from finance lease	-	1,115,216
Principal payments of finance leases	(370,489)	(717,223)
Placement of term deposits	-	(20,891,913)
Net cash provided by (used in) financing activities	3,191,918	(16,392,435)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	285,423	(784,780)
Net increase (decrease) in cash and cash equivalents and restricted cash	5,780,971	(22,566,056)
Cash and cash equivalents and restricted cash at the beginning of period	37,356,076	58,822,816
Cash and cash equivalents and restricted cash at the end of period	$43,137,047	$36,256,760
Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$414,210	$1,132,046
Lease liabilities arising from obtaining right-of-use assets	$-	$2,348,281

Cash paid during the year for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$66,446	$159,549

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2023 and 2024

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

As of March 31, 2024, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On August 14, 2013, Dalian BAK Trading Co., Ltd was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $500,000. Pursuant to CBAK Trading’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Trading on or before August 14, 2015. On March 7, 2017, the name of Dalian BAK Trading Co., Ltd was changed to Dalian CBAK Trading Co., Ltd (“CBAK Trading”). On August 5, 2019, CBAK Trading’s registered capital was increased to $5,000,000. Pursuant to CBAK Trading’s amendment articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Trading on or before August 1, 2033. On December 12, 2023, CBAK Trading changed its name to Dalian CBAK New Energy Co., Ltd (“CBAK New Energy”). Up to the date of this report, the Company has contributed $2,435,000 to CBAK New Energy in cash. CBAK New Energy principally engaged in investment holding.

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

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB1.0 million (approximately $0.1 million) to CBAK Suzhou through injection of a series of cash. In April 14, 2023, CBAK Power and Nanjing BFD Energy Technology Co., Ltd (“Nanjing BFD”) entered into shares transfer agreement to transfer the 90% shares of CBAK Suzhou owned by CBAK Power to Nanjing BFD, no gain or loss was incurred for the transfer. CBAK Suzhou is dormant as of the date of the report.

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

On August 6, 2020, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) was established as a wholly owned subsidiary of CBAK Nanjing with a registered capital of RMB700,000,000 (approximately $110 million). Pursuant to Nanjing CBAK’s articles of association and relevant PRC regulations, CBAK Nanjing was required to contribute the capital to Nanjing CBAK on or before August 5, 2040. Up to the date of this report, the Company has contributed RMB352.5 million (approximately $55.6 million) to Nanjing CBAK. Nanjing CBAK principally engaged in development and manufacture of larger-sized cylindrical lithium batteries.

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

On July 8, 2022, Hitrans held its second shareholder meeting (“the shareholder meeting”) in 2022 to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.4 million) and to accept an investment of RMB22 million (approximately $3.2 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and an investment of RMB18 million (approximately $2.6 million) from Mr. Haijun Wu (collectively “management shareholder”). Under the resolution, 10% of the investment injection (RMB4 million or $0.6 million) contributed towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.2 million) treated as additional paid-in capital contribution of Hitrans. 25% of the investments from the management shareholder were required to be in place before August 15, 2022, 25% of the investments were required to be in place before December 31, 2022 and the 50% balance (RMB20 million) were required to be received June 30, 2024. As of March 31, 2024, RMB10 million (approximately $1.5 million), representing the 25% of the investments were received.

On December 8, 2022, CBAK Power entered into equity interest transfer agreements with five individuals to disposal in aggregate 6.82% of Hitrans equity interests for a total consideration of RMB30,000,000 (approximately $4.3 million). The transaction was completed on December 30, 2022.

On March 10, 2023, CBAK Power entered into an agreement with Nanjing BFD to transfer the 67.33% equity interests CBAK Power holds in Hitrans to Nanjing BFD. However, this transaction was postponed due to internal restructuring reasons. Subsequently, on March 26, 2024, CBAK New Energy entered into an agreement with CBAK Power to acquire the same 67.33% equity interest in Hitrans. The registration of this equity transfer with the local government was also completed on the same date. As a result of this transaction, CBAK New Energy has become the controlling shareholder of Hitrans, while CBAK Power no longer holds any equity interest in Hitrans.. As of March 31, 2024, CBAK New Energy’s equity interests in Hitrans was 67.33% (representing 69.12% of paid up capital).

On July 6, 2018, Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd. (“Guangdong Hitrans”) was established as a 80% owned subsidiary of Hitrans with a registered capital of RMB10 million (approximately $1.6million). The remaining 20% registered equity interest was held by Shenzhen Baijun Technology Co., Ltd. Pursuant to Guangdong Hitrans’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to Guangdong Hitrans’s articles of association and relevant PRC regulations, Hitrans was required to contribute the capital to Guangdong Hitrans on or before December 30, 2038. Up to the date of this report, Hitrans has contributed RMB1.72 million (approximately $0.3 million), and the other shareholder has contributed RMB0.25 million (approximately $0.04 million) to Guangdong Hitrans through injection of a series of cash. Guangdong Hitrans was established under the laws of the People’s Republic of China as a limited liability company on July 6, 2018 with a registered capital RMB10 million (approximately $1.5 million). Guangdong Hitrans is based in Dongguan, Guangdong Province, and is principally engaged in the business of resource recycling, waste processing, and R&D, manufacturing and sales of battery materials. Guangdong Hitrans was dissolved on January 30, 2024, no gain or loss resulted from the dissolution.

On October 9, 2021, Shaoxing Haisheng International Trading Co., Ltd. (“Haisheng”) was established as a wholly owned subsidiary of Hitrans with a register capital of RMB5 million (approximately $0.8 million). Pursuant to Haisheng’s articles of association and relevant PRC regulations, Hitrans was required to contribute the capital to Haisheng on or before May 31, 2025. Up to the date of this report, Hitrans has contributed RMB3.5 million (approximately $0.5 million) to Haisheng. Haisheng principally engaged in the trading of cathode materials.

On July 7, 2023, Hong Kong Nacell Holdings Company Limited (“Nacell Holdings”) was established as a wholly owned subsidiary of Hitrans Holdings, incorporated under the laws of Hong Kong. Nacell Holdings is dormant as of the date of this report.

On July 12, 2023, CBAK Energy Lithium Holdings Co., Ltd (“CBAK Energy Lithium Holdings” was established as a wholly owned subsidiary of CBAK, incorporated under the laws of the Cayman Islands. CBAK Energy Lithium Holdings is a holding company without any other business operations.

On February 26, 2024, CBAK Energy Investments Holdings (“CBAK Energy Investments”) was established as a wholly owned subsidiary of CBAK, under the laws of the Cayman Islands. CBAK Energy Investments is dormant as of the date of the report.

On July 25, 2023, CBAK New Energy (Shangqiu) Co., Ltd (“CBAK Shangqiu”) was established as a wholly owned subsidiary of CBAK Power with a registered capital of RMB50 million (approximately $6.9 million). Pursuant to CBAK Shangqiu’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Shangqiu on or before July 24, 2043. Up to the date of this report, CBAK Power has contributed RMB11.5 million ($1.6 million) to CBAK Shangqiu. CBAK Shsngqiu principally engaged in manufacture and sales of lithium-ion batteries.

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

As of March 31, 2024, the Company had $36.1 million bank loans and approximately $120.0 million of other current liabilities.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated deficit from net losses from prior year and significant short-term debt obligations maturing in less than one year as of March 31, 2024. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Contract liability

The Company’s contract liabilities consist of deferred revenue associated with batteries development and deposits received from customers allocated to the performance obligations that are unsatisfied. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented. The table below presents the activity of the deferred batteries development and sales of batteries revenue during the three months ended March 31, 2023 and 2024 respectively:

	March 31
	2023	2024
Balance at beginning of the year	$1,869,525	$784,000
Development fees collected/ deposits received	-	-
Development and sales of batteries revenue recognized	-	-
Foreign exchange adjustment	6,353	-
Balance at end of period	$1,875,878	$784,000

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. This creates an exception to the general recognition and measurement principles in ASC 805. As a smaller reporting company, ASU 2021-08 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2023, with early adoption permitted. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The adoption did not have material impact on the Company’s condensed consolidated financial statement.

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The adoption did not have material impact on the Company’s condensed consolidated financial statement.

In March 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, that is intended to improve the accounting and disclosures for investments in tax credit structures. This ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The adoption did not have material impact on the Company’s condensed consolidated financial statement.

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

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. The Company is currently evaluating the provisions of the amendments and the impact on its condensed consolidated financial statement presentations and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of the amendments and the impact on its condensed consolidated financial statement presentations and disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

2.	Pledged deposits

Pledged deposits as of December 31, 2023 and March 31, 2024 consisted pledged deposits with banks for bills payable (note 15).

3.	Short-term deposits

Short-term deposits represent time deposits placed with banks with maturities of six months. Interest earned is recorded as finance income in the condensed consolidated financial statement. As of December 31, 2023 and March 31, 2024, substantially all of the Company’s short-term deposits amounting to nil and $20,756,497, respectively, had been placed in reputable financial institutions in the PRC.

4.	Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2023 and March 31, 2024:

	December 31,	March 31,
	2023	2024
Trade receivable	$29,368,296	$28,320,282
Less: Allowance for credit losses	(3,198,249)	(3,028,183)
	26,170,047	25,292,099
Bills receivable	2,483,000	11,123,118
	$28,653,047	$36,415,217

Included in trade and bills receivables are retention receivables of $65,162 and $72,433 as of December 31, 2023 and March 31, 2024. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for credit losses are as follows:

Balance as at January 1, 2024	$3,198,249
Current period reversal, net	(114,340)
Current period write off	(1,908)
Foreign exchange adjustment	(53,818)
Balance as at March 31, 2024	$3,028,183

5.	Inventories

Inventories as of December 31, 2023 and March 31, 2024 consisted of the following:

	December 31,	March 31,
	2023	2024
Raw materials	$3,779,414	$3,927,649
Work in progress	9,525,568	10,862,287
Finished goods	20,108,440	13,470,404
	$33,413,422	$28,260,340

During the three months ended March 31, 2023 and 2024, write-downs of obsolete inventories to lower of cost or net realizable value of $979,633 and $538,883, respectively, were charged to cost of revenues.

6.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2023 and March 31, 2024 consisted of the following:

	December 31,	March 31,
	2023	2024
Value added tax recoverable	$5,248,210	$4,798,150
Prepayments to suppliers	1,341,596	2,452,257
Deposits	108,492	84,096
Staff advances	113,336	228,264
Prepaid operating expenses	645,390	789,037
Others	292,458	372,126
	7,749,482	8,723,930
Less: Allowance for credit losses	(290,228)	(285,396)
	$7,459,254	$8,438,534

An analysis of the allowance for credit losses are as follows:

Balance as at January 1, 2024	$290,228
Current period provision, net	-
Foreign exchange adjustment	(4,832)
Balance as at March 31, 2024	$285,396

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2023 and March 31, 2024 consisted of the following:

	December 31, 2023	March 31, 2024
Buildings	$45,843,428	$45,078,998
Leasehold Improvements	7,214,436	7,786,907
Machinery and equipment	83,625,645	83,981,275
Office equipment	1,983,601	2,188,154
Motor vehicles	727,452	779,210
	139,394,562	139,814,544
Impairment	(17,358,096)	(17,036,759)
Accumulated depreciation	(30,407,634)	(33,816,508)
Carrying amount	$91,628,832	$88,961,277

During the three months ended March 31, 2023 and 2024, the Company incurred depreciation expense of $2,539,631 and $2,542,062, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three months ended March 31, 2023 and 2024.

8.	Construction in Progress

Construction in progress as of December 31, 2023 and March 31, 2024 consisted of the following:

	December 31,	March 31,
	2023	2024
Construction in progress	$24,876,463	$24,322,291
Prepayment for acquisition of property, plant and equipment	12,921,399	13,331,999
Carrying amount	$37,797,862	$37,654,290

Construction in progress as of December 31, 2023 and March 31, 2024 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power, Nanjing CBAK and Hitrans.

For the three months ended March 31, 2023 and 2024, the Company capitalized interest of $112,274 and $195,278 respectively to the cost of construction in progress.

9.	Long-term investments, net

Long-term investments as of December 31, 2023 and March 31, 2024 consisted of the following:

	December 31, 2023	March 31, 2024
Investments in equity method investees	$1,926,611	$1,875,035
Investments in non-marketable equity	638,394	627,502
	$2,565,005	$2,502,537

The following is the carrying value of the long-term investments:

	December 31, 2023		March 31, 2024
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Investments in equity method investees
Guangxi Guiwu CBAK New Energy Technology Co., Ltd (a)	$254,475	20%	$231,431	20%
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (b)	1,672,136	26%	1,643,604	26%
	$1,926,611		$1,875,035

Investments in non-marketable equity
Hunan DJY Technology Co., Ltd	$638,394		$627,502
Nanjing CBAK Education For Industry Technology Co., Ltd	-		-
	$638,394		$627,502

(a)	Investments in Guangxi Guiwu CBAK New Energy Technology Co., Ltd

Balance as of January 1, 2023	$289,473
Loss from investment	(27,428)
Foreign exchange adjustment	(7,570)
Balance as of December 31, 2023	254,475
Loss from investment	(18,824)
Foreign exchange adjustment	(4,220)
Balance as of March 31, 2024	$231,431

In August 2022, Nanjing CBAK, along with two unrelated third parties of the Company, Guangxi Guiwu Recycle Resources Company Limited (“Guangxi Guiwu”)  and Mr. Weidong Xu, an unrelated third party entered into an investment agreement to jointly set up a new company - Guangxi Guiwu CBAK New Energy Technology Co., Ltd (“Guangxi Guiwu CBAK”)  in which each party holding 20%, 60% and 20% equity interests and voting rights, respectively. Guangxi Guiwu engages in the business of recycling power batteries. The Company applies the equity method of accounting to account for the equity investments in common stock, over which it has significant influence but does not own a majority equity interest or otherwise control. Pursuant to the Company’s articles of association and relevant PRC regulations, each party was required to contribute the capital on or before December 31, 2023. As of March 31, 2024 and current, Nanjing CBAK, Guanxi Guiwu and Mr. Weidong Xu had contributed capital of $0.3 million (RMB2 million), $0.9 million (RMB6 million) and $0.3 million (RMB2 million), respectively.

For the period ended March 31, 2023 and 2024, nil and $18,824 loss from the above investment was recorded, respectively.

(b)	Investments in Zhejiang Shengyang Renewable Resources Technology Co., Ltd.

Balance as of January 1, 2023	$-
Investments made	4,044,175
Loss from investment	(2,366,080)
Foreign exchange adjustment	(5,959)
Balance as of December 31, 2023	1,672,136
Loss from investment	-
Foreign exchange adjustment	(28,532)
Balance as of March 31, 2024	$1,643,604

On September 27, 2023, Hitrans, entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Hitrans shall pay the Initial Acquisition price in two (2) installments as follows: (i) 50% of the price due within five business days following the execution of the Equity Transfer Contract and satisfaction of other conditions precedent set forth in the same; and (ii) the remaining 50% of the price due within five business days following Mr. Xu successful transfer to Hitrans of the 26% equity interest in Zhejiang Shengyang. Within fifteen business days after Hitrans has paid 50% of the price, or RMB14.3 million, the parties shall complete the registration of equity change with the local governmental authorities. Zhejiang Shengyang is a material suppliers of Hitrans since June 2020. On November 6, 2023, Hitrans completed the registration of 26% equity interest of Zhejiang Shengyang. The Company recorded an impairment loss of $2.4 million (RMB16.7 million) from the investment to Zhejinag Shengyang for the year ended December 31, 2023. No income or loss was shared from the investment to Zhejiang Shengyang for the three months ended March 31, 2024.

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

Investments in non-marketable equity

	December 31, 2023	March 31, 2024
Cost	$1,268,124	$1,246,486
Impairment	(629,730)	(618,984)
Carrying amount	$638,394	$627,502

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

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. The Company recognized nil impairment loss for the three months period ended March 31, 2023 and 2024.

10.	Lease

(a) Prepaid land use rights

Prepaid land
lease payments
Balance as of January 1, 2023	$12,361,163
Amortization charge for the year	(322,160)
Foreign exchange adjustment	(326,299)
Balance as of December 31, 2023	11,712,704
Amortization charge for the period	(79,399)
Foreign exchange adjustment	(199,339)
Balance as of March 31, 2024	$11,433,966

In August 2014 and November 2021, the Group acquired land use rights to build a factory of the Company in Dalian, PRC and Zhejiang, PRC.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

No impairment loss was made to the carrying amounts of the prepaid land use right for the three months ended March 31, 2023 and 2024.

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

The Company entered into a lease agreement for manufacturing and factory spaces in Shangqiu with a terms of six years, commencing on January 1, 2024 to December 31, 2029. The monthly rental payment is RMB265,487 ($36,769) per month.

Operating lease expenses for the three months ended March 31, 2023 and 2024 for the capitation agreement was as follows:

	March 31, 2023	March 31, 2024
Operating lease cost – straight line	$137,317	$311,260

(c) Company as lessee - Finance lease

	December 31,	March 31,
	2023	2024
Property, plant and equipment, at cost	$4,598,426	$8,204,817
Accumulated depreciation	(828,351)	(2,272,295)
Impairment	(3,770,075)	(5,932,522)
Property, plant and equipment, net under finance lease	-	-

Finance lease liabilities, current	1,643,864	2,031,310
Finance lease liabilities, non-current	-	-
Total finance lease liabilities	$1,643,864	$2,031,310

The components of finance lease expenses for the three months ended March 31, 2023 and 2024 were as follows:

	March 31, 2023	March 31, 2024
Finance lease cost:
Depreciation of assets	$45,335	$-
Interest of lease liabilities	5,115	20,213
Total lease expense	$50,450	$20,213

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2024:

	Operating leases	Finance leases

Remainder of 2024	$714,023	$2,090,218
2025	720,586	-
2026	600,204	-
2027	472,255	-
2028	460,180	-
Thereafter	896,678	-
Total undiscounted cash flows	3,863,926	2,090,218
Less: imputed interest	(403,008)	(58,908)
Present value of lease liabilities	$3,460,918	$2,031,310

Lease term and discount rate:

	December 31, 2023	March 31, 2024
Weighted-average remaining lease term
Land use rights	36.9	36.7
Operating lease	2.71	4.54
Finance lease	0.96	0.73

Weighted-average discount rate
Land use rights	Nil	Nil
Operating lease	4.69%	4.37%
Finance lease	1.37%	2.90%

Supplemental cash flow information related to leases where the Company was the lessee for the three months ended March 31, 2023 and 2024 was as follows:

	March 31, 2023	March 31, 2024
Operating cash outflows from operating assets	$178,006	$69,957

11.	Intangible Assets, net

Intangible assets as of December 31, 2023 and March 31, 2024 consisted of the followings:

	December 31, 2023	March 31, 2024
Computer software at cost	$139,732	$147,765
Sewage discharge permit	1,715,450	1,686,179
	1,855,182	1,833,944
Accumulated amortization	(1,013,822)	(1,113,605)
	$841,360	$720,339

Amortization expenses were $121,754 and $117,845 for the three months ended March 31, 2023 and 2024, respectively.

Total future amortization expenses for finite-lived intangible assets as of March 31, 2024 were estimated as follows:

Remainder of 2024	$350,236
2025	314,276
2026	12,360
2027	8,096
2028	7,812
Thereafter	27,559
Total	$720,339

12.	Acquisition of subsidiaries

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

CBAK Power shall pay all other fees due to Juzhong Daxin in accordance with the Letter of Intent. According to the Acquisition Agreement, Mr. Ye first acquire 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans, free of any encumbrances, from Meidu Graphene. Thereafter, CBAK Power assign RMB118 million ($18.30 million) of the Hitrans Loan to Mr. Junnan Ye as consideration for the acquisition of 60% registered equity interests (representing 54.39% of paid-up capital) of Hitrans from Mr. Ye (the “Assignment”). Hitrans shall repay RMB118 million ($18.27 million) to Mr. Ye in accordance with a separate loan repayment agreement (the “Loan Repayment Agreement”) entered into among Mr. Ye, Hitrans, CBAK Power and Mr. Wu in July 2021. Under the Loan Repayment Agreement, Hitrans shall repay Mr. Ye at least RMB70 million ($10.86 million) within two months of obtaining the title to the Assets from New Era and the remaining RMB 48 million ($7.41 million) by December 31, 2021, with a fixed interest of RMB3.5 million ($0.54 million) which can be reduced by up to RMB1 million ($0.15 million) if the loan is settled before its due date. CBAK Power provides guarantee to Mr. Ye on Hitrans’s repayment obligations under the Loan Repayment Agreement. Hitrans shall repay the remaining approximately RMB13 million ($2.02 million) of the Hitrans Loan to CBAK Power at an interest rate of 6% per annum, maturing in one year from the date of the Assignment. As of December 31, 2021, Hitrans has repaid RMB93 million ($14.6 million) and interest incurred was RMB0.9 million ($0.1 million) recorded as finance cost for the year ended December 31, 2021. As of January 29, 2023, Hitrans has repaid all the loan principals of RMB118 million ($18.3 million) and interests of RMB3.5 million ($0.54 million) to Mr. Ye.

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

13.	Goodwill

Balance as of January 1, 2023	$-
Impairment of goodwill	-
Foreign exchange adjustment	-
Balance as of December 31, 2023 and March 31, 2024	$-

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

14.	Deposit paid for acquisition of long-term investments

Deposit paid for acquisition of long-term investments as of December 31, 2023 and 2024 consisted of the following:

	December 31,	March 31,
	2023	2024
Investments in non-marketable equity	$7,101,492	$11,883,163

On September 27, 2023, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in Shenzhen BAK Power Battery Co., Ltd. (“BAK SZ”) to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (the “Target Equity”). Pursuant to the terms of the Equity Transfer Agreement, Nanjing CBAK will pay the Target Equity in three (3) installments as follows: (i) RMB40 million (approximately $5.5 million) due prior to December 31, 2023; (ii) RMB90 million (approximately $12.4 million) due prior to September 30, 2024, and (iii) the remaining Target Equity balance of RMB130 million (approximately $17.8 million) due following SZ BAK’s successful transfer to Nanjing CBAK of the five percent (5%) equity interest in BAK SZ. Upon Nanjing CBAK having paid RMB130 million of the Target Equity, the parties shall work together to complete the registration of equity change with the local governmental authorities. Up to the date of this report, Nanjing CBAK has paid RMB95.8 million (approximately $13.3 million) to SZ BAK. The Equity Transfer Agreement may be terminated in writing through negotiation by all parties and the deposit paid was refundable on demand.

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

15.	Trade and Bills Payable

Trade and bills payable as of December 31, 2023 and March 31, 2024 consisted of the followings:

	December 31,	March 31,
	2023	2024
Trade payable	$26,764,807	$32,035,704
Bills payable
– Bank acceptance bills	55,664,768	45,600,129
– Letter of credit	-	1,384,984
	$82,429,575	$79,020,817

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills and letter of credit were pledged by:

(i)	the Company’s pledged deposits (note 2) and short-term deposits (note 3);

(ii)	$0.3 million and $1.5 million of the Company’s bills receivable as of December 31, 2023 and March 31, 2024, respectively (note 4).

(iii)	the Company’s prepaid land use rights (note 10)

16.	Loans

Bank loans:

Bank borrowings as of December 31, 2023 and March 31, 2024 consisted of the followings:

	December 31,	March 31,
	2023	2024
Short-term bank borrowings	$32,587,676	$36,106,533

On November 16, 2021, the Company obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $16.6 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. In January 2023, the Company renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB142.8 million (approximately $20.1 million) and RMB153.4 million (approximately $21.2 million as of December 31, 2023 and March 31, 2024, respectively, bearing interest at 3.45% to 3.65% per annum expiring through May 2024 to February 2025.

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

On March 21, 2022, the Company renewed the above acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB71.6 million ($9.9 million) with other terms remain the same. Under the facilities, as of December 31, 2023 and March 31, 2024, the Company borrowed a total of RMB45.4 million (approximately $6.4 million) and RMB20.6 million (approximately $2.9 million), respectively, in the form of bills payable for various terms expiring through April to May 2024, which was secured by the Company’s cash totaling RMB20.6 million (approximately $2.9 million) (note 2).

On January 17, 2022, the Company obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. The Company borrowed RMB10 million (approximately $1.4 million) on January 20, 2022 for a term until January 16, 2023. The Company repaid RMB10 million (approximately $1.4 million) early on January 5, 2023. On January 6, 2023, the Company borrowed a one-year term loan of RMB10 million (approximately $1.4 million) for a period of one year to January 4, 2024, bearing interest at 120% of benchmark rate of the PBOC for short-term loans, which is 3.85% per annum, while other terms and guarantee remain the same. The Company repaid the loan on January 4, 2024.

On February 9, 2022, the Company obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.4 million) on February 17, 2022 for a term until January 28, 2023. The Company repaid RMB10 million (approximately $1.4 million) on January 16, 2023. On January 17, 2023, the Company borrowed a one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 129% of benchmark rate of PBOC for short-term loans, which is 4.70% per annum for a term until January 13, 2024. The Company repaid the loan on January 13, 2024.

On April 28, 2022, the Company obtained a three-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB12 million (approximately $1.7 million) with the term from April 21, 2022 to April 21, 2025. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, the Company borrowed RMB10 million (approximately $1.5 million) on April 29, 2022, bearing interest at 3.95% per annum for a term until April 29, 2023. The Company repaid RMB10 million (approximately $1.4 million) on April 19, 2023. On April 20, 2023, the Company borrowed another one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 102.5% of benchmark rate of PBOC for short-term loans, which is 3.90% per annum for a term until April 19, 2024. The Company repaid the loan on April 19, 2024.

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

The Company entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.2 million) bearing interest rate at 4.6% per annum for a period from September 27, 2023 to August 31, 2024. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB9 million (approximately $1.3 million)  on September 27, 2023 for a term until August 31, 2024.

On November 8, 2022, the Company entered into a short-term loan agreement with China CITIC Bank Shaoxing Branch to August 9, 2023 with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 4.35% per annum. The Company borrowed RMB10 million (approximately $1.4 million) on the same date. The Company has repaid RMB5 million (approximately $0.7 million), RMB0.2 million (approximately $0.1 million) and RMB4.8, million (approximately $0.7 million) on November 16, 2022, December 27, 2022 and August 9, 2023, respectively. The Company entered into another short-term loan agreement with China CITIC Bank Shaoxing Branch for a one-year short-term loan agreement with a maximum amount of RMB0.2 million (approximately $0.1 million) for December 27, 2022 to December 27, 2023, bearing interest rate at 4.20% per annum. The Company entered into another loan agreement with China CITIC Bank Shaoxing Branch for a short-term loan of RMB4.8 million (approximately $0.7 million) from August 10, 2023 to May 2, 2024, bearing interest rate at 4.3% per annum. The Company repaid the loan on May 2, 2024.

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

On March 29, 2023, the Company and Bank of China Limited entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. The Company borrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by the Company’s buildings in Dalian. The Company repaid RMB5million (approximately $0.7 million) on March 27, 2024. On March 28, 2024, the Company borrowed another one-year loan of RMB5 million (approximately $0.7 million) bearing interest rate at 3.45% per annum.

On April 19, 2023, the Company and Bank of Nanjing Gaochun Branch entered into a short-term loan agreement for one year from April 10, 2023 to April 9, 2024 for RMB10 million (approximately $1.4 million) bearing interest rate at 3.7% per annum. The Company borrowed RMB10 million (approximately $1.4 million) on April 23, 2023. The loan was guaranteed by the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company repaid the loan on April 9, 2024.

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

The Company obtained banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB390 million (approximately $54.0 million) with the term from June 28, 2023 to May 18, 2024. The facility was secured by the Company’s term deposits. Under the facility, the Company has borrowed RMB28.5 million (approximately $3.9 million) as of March 31, 2024, bearing interest at 3.1% per annum expiring through August to September 2024.

On January 24, 2024, the Company entered into a short-term credit-guaranteed loan agreement with Zhejiang Shangyu Rural Commercial Bank for one year to January 17, 2025 with an amount of RMB5 million (approximately $0.7 million) bearing interest at 4.1% per annum. The Company borrowed RMB5 million (approximately $0.7 million) on the same date.

On March 26, 2024, the Company entered into a short-term credit-guaranteed loan agreement with Zhejiang Shangyu Rural Commercial Bank for one year to March 25, 2025 with an amount of RMB5 million (approximately $0.7 million) bearing interest at 4.1% per annum. The Company borrowed RMB5 million (approximately $0.7 million) on the same date.

The Company borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB4.6 million (approximately $0.6 million) for various terms expiring in April 2024, which was secured by the Company’s cash totaling RMB4.6 million (approximately $0.6 million) (Note 4).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaling RMB156.0 million (approximately $21.6 million) for various terms expiring through April to September 2024, which was secured by the Company’s cash totaling RMB90.3 million (approximately $12.5 million) (Note 2).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB112.2 million (approximately $15.5 million) for various terms expiring through April to September 2024, which was secured by the Company’s cash totaling RMB97.4 million (approximately $13.4 million) (Note 2) and the Company’s bills receivable totaling RMB10.5 million (approximately $1.5 million) (Note 4).

The Company borrowed a series of acceptance bills from China Merchants Bank Dalian Branch totaling RMB9.3 million (approximately $1.3 million) for various terms through June 2024, which was secured by the Company’s cash totaling RMB9.3 million (approximately $1.3 million) (Note 2).

The Company borrowed a series of acceptance bills from Jiangsu Gaochun Rural Commercial Bank totaling RM5.8 million (approximately $0.8 million) for various terms expiring in April 2024, which was secured by the Company’s cash totaling RMB5.8 million (approximately $0.8 million) (Note 2).

The Company borrowed a series of acceptance bills from Bank of Jilin Co., Ltd totaling RM15.4 million (approximately $2.1 million) for various terms expiring in May to July 2024, which was secured by the Company’s cash totaling RMB4.6 million (approximately $0.6 million) (Note 2).

The Company borrowed a series of acceptance bills from Bank of Ningbo Shaoxing Shangyu Branch totaling RMB3.7 million (approximately $0.5 million) for various terms expiring through May 2024, which was secured by the Company’s cash totaling RMB6.7 million (approximately $0.9 million) (Note 2).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	March 31,
	2023	2024
Pledged deposits (note 2)	$54,167,834	$33,223,384
Term deposits (note 3)	-	20,756,497
Bills receivables (note 4)	281,805	1,458,644
Right-of-use assets (note 10)	5,287,708	5,157,503
Buildings	9,707,862	9,352,436
	$69,445,209	$69,948,464

As of March 31, 2024, the Company had unutilized committed banking facilities totaled $1.3 million.

During the three months ended March 31, 2023 and 2024, interest of $171,412 and $296,866 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2023 and March 31, 2024 consisted of the following:

		December 31,	March 31,
	Note	2023	2024
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li	(b)	160,536	161,209
		260,536	261,209
Advances from unrelated third party
– Mr. Wenwu Yu	(c)	1,385	1,361
– Ms. Longqian Peng	(c)	7,179	7,057
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(d)	70,452	69,249
		79,016	77,667
		$339,552	$338,876

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(d)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of March 31, 2024, loan amount of RMB0.5 million ($0.1 million) remained outstanding.

During the three months ended March 31, 2023 and 2024, interest of $2,192 and $2,114 were incurred on the Company’s borrowings from unrelated parties, respectively.

17.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2023 and March 31, 2024 consisted of the following:

	December 31,	March 31,
	2023	2024
Construction costs payable	$15,571,808	$9,874,549
Equipment purchase payable	13,665,499	12,564,392
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	3,386,142	3,630,847
Customer deposits	2,875,131	3,759,955
Deferred revenue	784,000	784,000
Accrued operating expenses	2,005,976	2,030,801
Dividend payable to non-controlling interest (Note 16)	1,256,745	1,216,179
Other tax payables	775,754	579,943
Other payables	461,366	248,534
	$41,992,540	$35,899,319

*	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2023 and March 31, 2024, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2023 and March 31, 2024, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

18.	Balances and Transactions With Related Parties

The principal related parties with which the Company had transactions during the periods presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Zhengzhou BAK Battery Co., Ltd	Note a
Shenzhen BAK Battery Co., Ltd (“SZ BAK”)	Former subsidiary and refer to Note b
Shenzhen BAK Power Battery Co., Ltd (“BAK SZ”)	Former subsidiary and refer to Note b
Zhejiang Shengyang Renewable Resources Technology Co., Ltd.	Note c
Fuzhou BAK Battery Co., Ltd	Note d

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd.

(b)	Mr. Xiangqian Li is a director of Shenzhen BAK Battery Co., Ltd and Shenzhen BAK Power Battery Co., Ltd

(c)	On September 27, 2023, Hitrans entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Neither Mr. Xu, nor Zhejiang Shengyang is related to the Company.

(d)	Zhengzhou BAK Battery Co., Ltd has 51% equity interest in Fuzhou BAK Battery Co., Ltd. Zhengzhou BAK Battery Co., Ltd is a wholly owned subsidiary of BAK SZ.

Related party transactions:

The Company entered into the following significant related party transactions:

	For the three months ended March 31,
	2023	2024

Purchase of batteries from Zhengzhou BAK Battery Co., Ltd	$3,161,173	$2,572,553
Purchase of materials from Zhejiang Shengyang Renewable Resources Technology Co., Ltd	2,702,824	1,546,870
Sales of batteries to Fuzhou BAK Battery Co., Ltd	-	76,279
Sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd	9,323,839	4,985,896
Sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd.	-	97,002

Related party balances:

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2023 and March 31, 2024:

Receivables from a former subsidiary, net

	December 31, 2023	March 31, 2024

Receivables from Shenzhen BAK Power Battery Co., Ltd	$74,946	$36,273
Less: Allowance for credit losses	-	(326)
	$74,946	$35,947

An analysis of the allowance for credit losses are as follows:

Balance as at January 1, 2024	$-
Current period provision, net	328
Foreign exchange adjustment	(2)
Balance as at March 31, 2024	$326

Balance as of December 31, 2023 and March 31, 2024 consisted of receivable for sales of cathode materials to Shenzhen BAK Power Battery Co., Ltd.

Other balances due from/ (to) related parties

	December 31, 2023	March 31, 2024

Trade receivable, net – Zhengzhou BAK Battery Co., Ltd. (i)	$12,441,715	$7,570,334

Trade receivable, net – Zhengzhou BAK Electronics Co., Ltd. (ii)	$226,143	$87,762

Bills receivable – Issued by Zhengzhou BAK Electronics Co., Ltd (ii)	$47,767	$78,998

Trade payable, net – Zhengzhou BAK Battery Co., Ltd (iii)	$803,685	$1,588,488

Trade payable, net – Zhejiang Shengyang Renewable Resources Technology Co., Ltd (iv)	$3,489,324	$3,651,854

Deposit paid for acquisition of long-term investments – Shenzhen BAK Power Battery Co., Ltd (note 14)	$7,101,492	$11,883,163

Dividend payable to non-controlling interest of Hitrans (note 17)	$1,256,745	$1,216,179

(i)	Representing trade receivables from sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $2.8 million to the Company.

(ii)	Representing bills receivable issued by Zhengzhou BAK Battery Co., Ltd. The Company endorsed the bills receivable as of December 31, 2023 to suppliers for settling trade payables subsequent to December 31, 2023. Bills receivable as of March 31, 2024 were pledged to bank as security for issuance of bills payable (note 15).

(iii)	Representing trade payables on purchase of batteries from Zhengzhou BAK Battery Co., Ltd.

(iv)	Representing trade payables on purchase of cathode raw materials from Zhejiang Shengyang Renewable Resources Technology Co., Ltd.

Payables to a former subsidiary

Payables to a former subsidiary as of December 31, 2023 and March 31, 2024 consisted of the following:

	December 31, 2023	March 31, 2024
Payables to Shenzhen BAK Power Battery Co., Ltd	$(411,111)	$(416,491)

Balance as of December 31, 2023 and March 31, 2024 consisted of payables for purchase of inventories from Shenzhen BAK Power Battery Co., Ltd.

19.	Deferred Government Grants

Deferred government grants as of December 31, 2023 and March 31, 2024 consist of the following:

	December 31,	March 31,
	2023	2024
Total government grants	$6,578,863	$6,345,005
Less: Current portion	(375,375)	(485,863)
Non-current portion	$6,203,488	$5,859,142

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

On November 2, 2023, the Company received a subsidy of RMB8.4 million ($1.2 million) for its development of new production line. The Company has initiated amortization on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon.

Government grants were recognized in the consolidated statements of operations as follows:

	Three months ended March 31,
	2023	2024

Cost of revenues	$544,660	$108,710
Research and development expenses	9,886	9,430
General and administrative expenses	4,318	4,118
Other income, net	99,042	213,843
	$657,906	$336,101

20.	Product Warranty Provisions

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2023	March 31, 2024
Balance at beginning of year	$476,828	$546,444
Warranty costs incurred	16,359	13,131
Provision for the year	66,182	6,305
Foreign exchange adjustment	(12,925)	(9,450)
Balance at end of year	546,444	556,430
Less: Current portion	(23,870)	(20,775)
Non-current portion	$522,574	$535,655

21.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a) Income taxes in the condensed consolidated statements of comprehensive income (loss)

The Company’s provision for income taxes credit (expenses) consisted of:

	Three months ended March 31,
	2023	2024
PRC income tax
Current income tax	$-	$(1,048,786)
Deferred income tax credit	402,884	-
	$402,884	$(1,048,786)

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law and included a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. The Company recognizes taxes due under the GILTI provision as a current period expense. As of December 31, 2023 and March 31, 2024, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

No provision for income taxes in the United States has been made as CBAK had no taxable income for the three months ended March 31, 2023 and 2024.

Hong Kong Tax

BAK Asia and BAK Investment are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong. For the three months ended March 31, 2023 and 2024 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended March 31,
	2023	2024
Income (loss) before income taxes	$(2,607,366)	$10,621,260
United States federal corporate income tax rate	21%	21%
Income tax expenses (credit) computed at United States statutory corporate income tax rate	(547,547)	2,230,465
Reconciling items:
Rate differential for PRC earnings	(102,559)	474,162
Tax effect of entity at preferential tax rate	88,661	(1,591,440)
Non-taxable (income) expenses	8,068	234,402
Share based payments	1,028	24,482
Valuation allowance on deferred tax assets	149,465	(323,285)
Income tax (credit) expenses	$(402,884)	$1,048,786

(b) Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2023 and March 31, 2024 are presented below:

	December 31, 2023	March 31, 2024
Deferred tax assets
Trade receivable	$1,156,095	$1,053,908
Inventories	2,942,702	857,720
Property, plant and equipment	2,398,035	2,291,991
Non-marketable equity securities	157,432	154,756
Equity method investment	380,982	347,617
Intangible assets	31,601	119,443
Accrued expenses, payroll and others	541,665	440,562
Provision for product warranty	136,611	139,108
Net operating loss carried forward	36,103,945	40,154,228
Valuation allowance	(43,645,828)	(45,559,333)
Deferred tax assets, non-current	$203,240	$-

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$203,240	$-

As of December 31, 2023 and March 31, 2024, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741 of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of December 31, 2023 and March 31, 2024, the Company’s PRC subsidiaries had net operating loss carry forwards of $65,349,412 and $67,208,271, respectively, which will expire in various years through 2024 to 2032. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 representing the PRC statutory reserve of the subsidiary as of December 31, 2023 and March 31, 2024, are also considered under restriction for distribution.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $617,793 (RMB4,227,123) and $1,798,803 (RMB12,903,713) for the three months ended March 31, 2023 and 2024, respectively.

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

As of March 31, 2024, there was no unrecognized stock-based compensation associated with the above restricted shares and 1,667 vested shares were to be issued.

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

As of March 31, 2024, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $4,897 and nil for the three months ended March 31, 2023 and 2024, in respect of the restricted share units granted on October 23, 2020 of which allocated to research and development expenses.

All the restricted share units granted on October 23, 2020 had been vested on April 30, 2023. As of March 31, 2024, there was no unrecognized stock-based compensation with the above restricted share units.

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

The fair value of the stock options granted to directors of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk free interest rate of 1.26%, and dividend yield of 0%. The fair value of 350,000 stock options to directors of the Company was $479,599 at the grant date. For the three months ended March 31, 2023 and 2024, the Company recorded nil as stock compensation expenses.

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. During the three months ended March 31, 2023 and 2024, the Company recorded nil as stock compensation expenses.

As of March 31, 2024, there was unrecognized stock-based compensation $1,328,299 associated with the above options granted.

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

The fair value of the stock options granted to directors and certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimate life of 5.83 years, volatility of 106.59%, risk free interest rate of 3.51% and dividend yield of 0%. The fair value of options of the Company was $838,190 at the grant date. During the three months ended March 31, 2023 and 2024, the Company recorded nil and $102,932, respectively as share-based compensation expenses.

All the restricted share units granted on April 11, 2023 had been vested on December 31, 2023. As of March 31, 2024, there was no unrecognized stock-based compensation with the above restricted share units.

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

The Company recorded non-cash share-based compensation expense of nil and $6,757 for the three months ended March 31, 2023 and 2024, respectively, in respect of the restricted share units granted on August 22, 2023.

The fair value of the stock options granted to directors and certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimate life of 5.83 years, volatility of 106.34%, risk free interest rate of 4.47% and dividend yield of 0%. The fair value of options of the Company was $56,521 at the grant date. During the three months ended March 31, 2024, the Company recorded $6,893 as share-based compensation expenses.

As of March 31, 2024, non-vested restricted share units granted on August 22, 2023 are as follows:

Non-vested share units as of August 22, 2023
Granted	40,000
Vested	(20,000)
Forfeited	-
Non-vested share units as of December 31, 2023 & March 31, 2024	20,000

As of March 31, 2024, there was unrecognized stock-based compensation $1,114 associated with the above restricted share units and options granted and nil vested shares were to be issued.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	3,314,128	$1.30	$-	4.3
Exercisable at January 1, 2024	549,958	$1.96	$-	3.8

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2024	3,314,128	$1.30	$-	4.2
Exercisable at March 31, 2024	549,958	$1.96	$-	3.5

*	The intrinsic value of the stock options at March 31, 2024 is the amount by which the market value of the Company’s common stock of $1.04 as of March 31, 2024 exceeds the average exercise price of the option. As of March 31, 2024, the intrinsic value of the outstanding and exercisable stock options was nil.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three months ended March 31, 2023 and 2024.

26.	Income (Loss) Per Share

The following is the calculation of income (loss) per share:

	Three months ended March 31,
	2023	2024
Net (loss) income	$(2,204,482)	$9,572,474
Less: Net loss attributable to non-controlling interests	824,127	263,976
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	(1,380,355)	9,836,450

Weighted average shares outstanding – basic	89,013,359	89,925,024
Dilutive unvested restricted stock and share options	-	198,941
Weighted average shares outstanding – diluted (note)	89,013,359	90,123,965

Income (loss) per share of common stock
Basic	$(0.02)	$0.11
Diluted	$(0.02)	$0.11

Note:	Including 20,000 unvested restricted shares units pursuant to the 2015 Plan and 2,214,000 unvested share options

For the three months ended March 31, 2023, all the unvested options and outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

For the three months ended March 31, 2024, all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

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

There was a total of 5,296,579 warrants issued and outstanding as of March 31, 2024.

The fair value of the outstanding warrants was calculated using Binomial Model based on backward induction with the following assumptions:

Warrants issued in the 2020 Financing

Appraisal Date	December 31, 2023		December 31, 2023
Market price per share (USD/share)	$	n/a	$1.05
Exercise price (USD/price)		n/a	6.475
Risk free rate		n/a	5.3%
Dividend yield		n/a	0.0%
Expected term/ Contractual life (years)		n/a	0.4 years
Expected volatility		n/a	53.9%

Appraisal Date	March 31, 2024		March 31, 2024
Market price per share (USD/share)	$	n/a	$1.04
Exercise price (USD/price)		n/a	6.475
Risk free rate		n/a	5.4%
Dividend yield		n/a	0.0
Expected term/ Contractual life (years)		n/a	0.2 years
Expected volatility		n/a	54.8%

Warrants issued in the 2021 Financing

Warrants holder

	Investor Warrants Series A1	Placement Agent Warrants
Appraisal Date	December 31, 2023	December 31, 2023
Market price per share (USD/share)	1.05	1.05
Exercise price (USD/price)	7.67	9.204
Risk free rate	5.1%	5.1%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	0.6 year	0.6 year
Expected volatility	63.0%	60.3%

Warrants holder

	Investor Warrants Series A1	Placement Agent Warrants
Appraisal Date	March 31, 2024	March 31, 2024
Market price per share (USD/share)	1.04	1.04
Exercise price (USD/price)	7.67	9.204
Risk free rate	5.3%	5.3%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	0.4 years	0.4 years
Expected volatility	58.4%	58.4%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2023	March 31, 2024
Balance at the beginning of the year/ period	$136,000	$-
Warrants issued to institution investors	-	-
Warrants issued to placement agent	-	-
Warrants redeemed	-	-
Fair value change of the issued warrants included in earnings	(136,000)	-
Balance at end of year/ period	-	-

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	5,296,579	$7.71	0.60
Exercisable at January 1, 2024	5,296,579	$7.71	0.60
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	-	-	-
Outstanding at March 31, 2024	5,296,579	$7.71	0.35
Exercisable at March 31, 2024	5,296,579	$7.71	0.35

28.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2023 and March 31, 2024, the Company had the following contracted capital commitments:

	December 31, 2023	March 31, 2024
For construction of buildings	$1,104,571	$1,085,723
For purchases of equipment	31,437,525	31,034,064
Capital injection	267,557,243	259,085,150
	$300,099,339	$291,204,937

(ii)	Litigation

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

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1,613,984 (RMB10,257,030), including equipment cost of $1,427,515 (RMB9,072,000) and interest amount of $186,469 (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB15,120,000 ($2.4 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of March 31, 2024, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.2 million (RMB15,120,000) under capital commitments.

29.	Concentrations and Credit Risk

(a) Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2023 and 2024 as follows:

	Three months ended March 31,
Sales of finished goods and raw materials	2023		2024
Customer A	$13,947,344	32.90%	30,141,709	51.2%
Zhengzhou BAK Battery Co., Ltd (note 18)	9,323,839	21.99%	*	*

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2023 and March 31, 2024 as follows:

	December 31, 2023			March 31, 2024
Customer A	$	*	*	$5,830,595	23.1%
Customer B		7,239,247	27.7%	*	*
Zhengzhou BAK Battery Co., Ltd (note 18)		12,441,715	47.5%	7,570,334	30.0%

*	Comprised less than 10% of net accounts receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended March 31, 2023 and 2024 as follows:

	Three months ended March 31,
	2023		2024
Supplier A	$5,532,709	15.4%	$	*	*
Supplier B	6,580,232	18.3%		3,242,455	10.1%

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2023 and March 31, 2024 as follows:

	December 31, 2023		March 31, 2024
Supplier B	$2,689,740	10.1%	$3,794,051	12.1%
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (note 18)	3,489,324	13.0%	3,651,854	11.6%

(b) Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2023 and March 31, 2024, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and online payment platforms located in the PRC, which management believes are of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income. Net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income by segment for the three months ended March 31, 2023 and 2024 were as follows:

For the three months ended March 31, 2023	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$29,603,383	$12,793,318	$-	$42,396,701
Cost of revenues	(26,390,025)	(13,100,932)	-	(39,490,957)
Gross profit	3,213,358	(307,614)	-	2,905,744
Total operating expenses	(3,227,946)	(2,430,412)	(128,276)	(5,786,634)
Operating loss	(14,588)	(2,738,026)	(128,276)	(2,880,890)
Finance income (expense), net	32,982	(27,619)	(52)	5,311
Other income, net	90,530	92,683	85,000	268,213
Income tax credit	-	402,884	-	402,884
Net income (loss)	108,924	(2,270,078)	(43,328)	(2,204,482)

For the three months ended March 31, 2024	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$44,837,869	$13,984,563	$-	$58,822,432
Cost of revenues	(26,379,347)	(13,662,038)	-	(40,041,385)
Gross profit	18,458,522	322,525	-	18,781,047
Total operating expenses	(5,979,471)	(1,422,456)	(1,116,137)	(8,518,064)
Operating income (loss)	12,479,051	(1,099,931)	(1,116,137)	10,262,983
Finance income (expenses), net	11,721	(1,997)	(61)	9,663
Other income, net	240,443	108,171	-	348,614
Income tax expenses	(1,048,786)	-	-	(1,048,786)
Net income (loss)	11,682,429	(993,757)	(1,116,198)	9,572,474

As of March 31, 2024
Identifiable long-lived assets	99,275,850	42,634,236	-	141,910,086
Total assets	201,026,385	85,394,707	37,989	286,459,081

Note:	The Company does not allocate its assets located and expenses incurred outside China to its reportable segments because these assets and activities are managed at a corporate level.

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

	Three months ended March 31,
	2023	2024
High power lithium batteries used in:
Electric vehicles	$1,820,248	$480,181
Light electric vehicles	1,968,057	1,510,292
Residential energy supply and uninterruptable supplies	25,815,078	42,847,396
	29,603,383	44,837,869

Materials used in manufacturing of lithium batteries
Cathode	10,621,073	4,798,370
Precursor	2,172,245	9,186,193
	12,793,318	13,984,563
Total consolidated revenue	$42,396,701	$58,822,432

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	Three months ended March 31,
	2023	2024
Mainland China	$24,546,737	$23,690,763
Europe	17,259,288	32,893,914
Others	590,676	2,237,755
Total	$42,396,701	$58,822,432

Substantially all of the Company’s long-lived assets are located in the PRC.

31.	Subsequent events

The Company has evaluated subsequent events from March 31, 2024 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Special Note Regarding Forward Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“CBAK New Energy” are to our PRC subsidiary, Dalian CBAK New Energy Co., Ltd., a company that was previously named Dalian CBAK Trading Co., Ltd. until December 12, 2023;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd.;

●	“CBAK Shangqiu” are to our PRC subsidiary, CBAK New Energy (Shangqiu) Co., Ltd.;

●	“CBAK Suzhou” are to our PRC subsidiary, CBAK New Energy (Suzhou) Co., Ltd.;

●	“CBAK Energy” are to our 90% owned PRC subsidiary, Dalian CBAK Energy Technology Co., Ltd.;

●	“BAK Investments” are to our Hong Kong subsidiary, BAK Asia Investments Limited;

●	“CBAK Nanjing” are to our PRC subsidiary, CBAK New Energy (Nanjing) Co., Ltd;

●	“Nanjing CBAK” are to our PRC subsidiary, Nanjing CBAK New Energy Technology Co., Ltd.;

●	“Nanjing BFD” are to our PRC subsidiary, Nanjing BFD New Energy Technology Co., Ltd., a company that was previously named Nanjing Daxin New Energy Automobile Industry Co., Ltd.;

●

“Hitrans” are to our 67.33% owned PRC subsidiary, Zhejiang Hitrans Lithium Battery Technology (we hold 67.33% of registered equity interests of Hitrans, representing 69.12% of paid-up capital), through CBAK Power previously. On March 10, 2023, CBAK Power entered into an agreement with Nanjing BFD to transfer the 67.33% equity interests CBAK Power holds in Hitrans to Nanjing BFD. However, this transaction was postponed due to internal restructuring reasons. Subsequently, on March 26, 2024, CBAK New Energy entered into an agreement with CBAK Power to acquire the same 67.33% equity interest in Hitrans. The registration of this equity transfer with the local government was also completed on the same date. As a result of this transaction, CBAK New Energy has become the controlling shareholder of Hitrans, while CBAK Power no longer holds any equity interest in Hitrans.;

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

Overview

We are a manufacturer of new energy high power lithium and sodium batteries that are mainly used in light electric vehicles, electric vehicles, energy storage such as residential energy supply & uninterruptible power supply (UPS) application, and other high-power applications. Our primary product offering consists of new energy high power lithium and sodium batteries. In addition, after completing the acquisition of 81.56% of registered equity interests (representing 75.57% of paid-up capital then) of Hitrans in November 2021, we entered the business of developing and manufacturing NCM precursor and cathode materials. Hitrans is a leading developer and manufacturer of ternary precursor and cathode materials in China, whose products have a wide range of applications in batteries used in electric vehicles, electric tools, high-end digital products and storage, among others.

We acquired most of the operating assets of CBAK Power, including customers, employees, patents and technologies from our former subsidiary BAK International (Tianjin) Ltd. (“BAK Tianjin”). We acquired these assets in exchange for a reduction in accounts receivable from our former subsidiaries that were disposed of in June 2014.

As of March 31, 2024, we report financial and operational information in two segments: (i) production of high-power lithium and sodium battery cells and (ii) manufacture and sale of materials used in high-power lithium battery cells.

We currently conduct our business primarily through (i) CBAK Power, a wholly-owned subsidiary in China that we own through BAK Asia, an investment holding company formed under the laws of Hong Kong on July 9, 2013; (ii) Nanjing CBAK, a 100% owned subsidiary of CBAK Nanjing; (iii) CBAK Shangqiu, a wholly owned subsidiary in China that we own through CBAK Power; (iv) Nanjing BFD, a 100% owned subsidiary of CBAK Nanjing; and (v) Hitrans, a subsidiary of CBAK New Energy, where CBAK New Energy owns 67.33% of registered equity interests (representing 69.12% of paid-up capital as of March 31, 2024).

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 15, 2024 and other reports filed with the SEC, we started construction of our Nanjing facilities to expand our lithium battery manufacturing capabilities in 2020. The project comprises two phases. Phase I, encompassing an area of approximately 27,173 square meters, was put into operation in the second half of 2021. Since then, we have been steadily increasing Phase I’s production capacity, which currently stands at 2 GWh. Construction of the Phase II began in 2022 and includes three major manufacturing plants. The construction of the ceiling stage for the first of these three plants in Phase II was completed in 2023, and we anticipate it will commence operations in 2025.  Once fully operational, the Nanjing facilities are projected to provide a total capacity of 20 GWh to support our customers’ growing demand. In 2023, our client demand for batteries soared, prompting us to rent additional manufacturing space in Shangqiu, Henan, PRC. Our Shangqiu facility has a capacity of 0.5 GWh per year. We have two production lines at this leased facility, and the renovation costs were covered by the owner. Additionally, subject to meeting certain criteria, the rental expenses can be offset by the taxes incurred. We have been expanding our business by developing new products, fostering new partnerships and strategic acquisition of companies that complement and augment our business.

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

Financial Performance Highlights for the Quarter Ended March 31, 2024

The following are some financial highlights for the quarter ended March 31, 2024:

●	Net revenues: Net revenues increased by $16.4 million, or 39%, to $58.8 million for the three months ended March 31, 2024, from $42.4 million for the same period in 2023.

●	Gross profit: Gross profit was $18.8 million, representing an increase of $15.9 million, or 546% for the three months ended March 31, 2024, from gross profit of $2.9 million for the same period in 2023.

●	Operating income (loss): Operating income was $10.3 million for the three months ended March 31, 2024, reflecting an increase of $13.1 million from an operating loss of $2.9 million for the same period in 2023.

●	Net income (loss): Net income was $9.6 million for the three months ended March 31, 2024, compared to a net loss of $2.2 million for the same period in 2023.

●	Fully diluted income per share: Fully diluted income per share was $0.11 for the three months ended March 31, 2024, as compared to fully diluted loss per share of $0.02 for the same period in 2023.

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

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%, except that Hitrans and CBAK Power were each recognized as a “High and New Technology Enterprise” and enjoyed a preferential tax rate of 15% from 2021 to 2024. BAK Nanjing obtained “High and New Technology Enterprise” certificate in late 2023 and can enjoy a preferential tax rate of 15% for three years starting from 2023. Our Hong Kong subsidiaries are subject to profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, the entities had not paid any such tax.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2024

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Change
	2023	2024	$	%
Net revenues	$42,397	58,822	16,425	39%
Cost of revenues	(39,491)	(40,041)	(550)	1%
Gross profit	2,906	18,781	15,875	546%

Operating expenses:
Research and development expenses	(2,455)	(2,816)	(361)	15%
Sales and marketing expenses	(721)	(1,724)	(1,003)	139%
General and administrative expenses	(2,481)	(4,092)	(1,611)	65%
(Provision for) recovery of doubtful accounts	(130)	114	244	-188%
Total operating expenses	(5,787)	(8,518)	(2,731)	47%
Operating (loss) income	(2,881)	10,263	13,144	-456%
Finance income, net	5	10	5	100%
Other income, net	183	367	184	101%
Share of loss of equity investee	-	(19)	(19)	n/a
Change in fair value of warrants liability	85	-	(85)	-100%
(Loss) income before income tax	(2,608)	10,621	13,229	-507%
Income tax credit (expenses)	403	(1,049)	(1,452)	-360%
Net (loss) income	(2,205)	9,572	11,777	-534%
Less: Net loss attributable to non-controlling interests	824	264	(560)	-68%
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	$(1,381)	9,836	11,217	-812%

Net revenues. Net revenues increased by $16.4 million, or 39%, to $58.8 million for the three months ended March 31, 2024, from $42.4 million for the same period in 2023.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended March 31,		Change
	2023	2024	$	%
High power lithium batteries used in:
Electric vehicles	$1,820	480	(1,340)	-74%
Light electric vehicles	1,968	1,510	(458)	-23%
Residential energy supply & uninterruptable supplies	25,815	42,848	17,033	66%
	29,603	44,838	15,235	51%

Materials used in manufacturing of lithium batteries
Cathode	10,621	9,186	(1,435)	-14%
Precursor	2,173	4,798	2,625	121%
	12,794	13,984	1,190	9%
Total	$42,397	$58,822	16,424	39%

Net revenues from sales of batteries for electric vehicles were $0.5 million for the three months ended March 31, 2024 as compared to $1.8 million in the same period of 2023, representing a decrease of $1.3 million. The market for batteries used in electric vehicles has become highly competitive from 2023, with key players consistently reducing sales prices. Consequently, we have scaled back our marketing efforts in this sector and plan to reassess our strategy once the price level recovers.

Net revenues from sales of batteries for light electric vehicles were $1.5 million for the three months ended March 31, 2024, as compared to $2.0 million in the same period of 2023, a decrease of $0.5 million, or 23%. Similarly, the domestic market for batteries used in light electric vehicles has become extremely competitive. We have reduced our marketing efforts in the Chinese market and instead begun seeking collaboration with light electric vehicle manufacturers in international markets, including India. We believe that our sales campaign in the international market will contribute to a rebound in our sales volume in this sector in the near future.

Net revenues from sales of batteries for residential energy supply & uninterruptable power supplies were $42.8 million in the three months ended March 31, 2024, as compared with $25.8 million in the same period in 2023, representing an increase of $17.0 million, or 66%. The increase in sales of batteries for residential energy supply & uninterruptable supplies in the first quarter of 2024 can be attributed to a combination of factors including growing demand for renewable energy sources, and our development of reliable and low-cost products. As more businesses and households switch to renewable energy, there has been a growing demand for renewable energy sources and the need for energy storage solutions to support these sources. Additionally, our focus on research and development has allowed us to develop innovative and reliable energy storage products at competitive pricing.

Net revenues from sales of materials used in manufacturing of lithium batteries were $14.0 million for the three months ended March 31, 2024, as compared to $12.8 million for the same period of 2023, representing an increase of $1.2 million, or 9%.

Cost of revenues. Cost of revenues slightly decreased to $40.0 million for the three months ended March 31, 2024, as compared to $39.5 million for the same period in 2023, a decrease of $0.3 million, or 0.8%. The cost of revenues includes write-down of obsolete inventories of $1.0 million for three months ended March 31, 2024, unchanged from the same period in 2023. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the three months ended March 31, 2024 was $18.8 million, or 31.9% of net revenues as compared to gross profit of $2.9 million, or 6.9% of net revenues, for the same period in 2023. Gross profit margin was higher mainly resulted from the cost control performance from our batteries segment.

Research and development expenses. Research and development expenses increased to approximately $2.8 million for the three months ended March 31, 2024, as compared to approximately $2.5 million for the same period in 2023, an increase of $0.3 million, or 15%. The increase primarily resulted from salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK and the set-up of CBAK Shangqiu. We incurred $1.7 million in salaries and social insurance cost (including share-based compensation) for the three months ended March 31, 2024 compared to $1.2 million for the three months ended March 31, 2023 offset by the decrease of use of material for research and development. We have consumed $0.4 million of materials for the three months ended March 31, 2024 compared to $0.6 million for the three months ended March 31, 2023.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $1.7 million for the three months ended March 31, 2024, as compared to approximately $0.7 million for the same period in 2023, an increase of approximately $1.0 million, or 139%. As a percentage of revenues, sales and marketing expenses were 3% and 2% for the three months ended March 31, 2024 and 2023, respectively. The increase mainly resulted from a $0.8 million increase in promotion expenses. We have expanded our marketing effort for overseas markets.

General and administrative expenses. General and administrative expenses increased to $4.1 million, or 6.9% of revenues, for the three months ended March 31, 2024, as compared to $2.5 million, or 5.8% of revenues, for the same period in 2023, representing an increase of $1.6 million, or 65%. The increase resulted from the increased expenses for consultant services. We have incurred $1.0 million in business consultancy and legal services fees for the three months ended March 31, 2024 compare to $0.1 million for the three months ended March 31, 2023. We have engaged serval business consultants to look for financing and funding opportunities.  The salaries and social insurance expenses also increased due to a growing number of employees at Nanjing CBAK and CBAK Shangqiu. We incurred $1.5 million in salaries and social insurance cost (including share-based compensation) for the three months ended March 31, 2024 compared to $1.3 million for the three months ended March 31, 2023. With the expansion of Nanjing CBAK and CBAK Shangqiu, our operating expenses increased by $0.3 million to $1.3 million for the three months ended March 31, 2024 compared to $0.9 million for the three months ended March 31, 2023.

(Provision for) recovery of doubtful accounts. Recovery of doubtful accounts was $0.1 million for the three months ended March 31, 2024, as compared to a provision for doubtful accounts of $0.1 million for the same period in 2023. We determine the allowance based on the current expected credit loss model. The allowance for credit losses is adjusted each period for changes in expected lifetime credit losses.

Operating (loss) income. As a result of the above, our operating income totaled $10.3 million for the three months ended March 31, 2024, as compared to an operating loss of $2.9 million for the same period in 2023, representing an increase in income of $13.1 million, or 456%.

Finance income, net. Finance income, net was $9,663 for the three months ended March 31, 2024, as compared to finance income of $5,311 for the same period in 2023.

Other income, net. Other income was $0.4 million for the three months ended March 31, 2024, as compared to $0.2 million for the same period in 2023. For the three months ended March 31, 2024, we received government assistance of $0.2 million and generated $0.1 million from trading of materials. For the three months ended March 31, 2023, we received government assistance of $0.1 million and generated $0.1 million of services income for technical development of lithium battery.

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

Income tax. Income tax expenses was $1.1 million for the three months ended March 31, 2024 compared to a tax credit of $0.4 million for the three months ended March 31, 2023. The income tax expenses were incurred by our batteries segment.

Net income (loss). As a result of the foregoing, we had a net income of $9.6 million for the three months ended March 31, 2024, compared to net loss of $2.2 million for the same period in 2023.

Liquidity and Capital Resources

We had financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock and other equity-linked securities.

We generated a net income of $9.6 million for the three months ended March 31, 2024. As of March 31, 2024, we had cash and cash equivalents of $36.3 million. Our total current assets were $130.1 million and our total current liabilities were $156.1 million as of March 31, 2024, resulting in a net working capital deficit of $26.0 million.

As of March 31, 2024, we had an accumulated deficit of $124.6 million. We had an accumulated deficit from net losses incurred from prior years and significant short-term debt obligations maturing in less than one year as of March 31, 2024. These factors raise substantial doubts about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2023 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern.

These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lending from Financial Institutions

 On November 16, 2021, we obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $16.6 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by our land use rights and buildings. In January 2023, we renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. The facility was secured by our land use rights and buildings. Under the facility, we have borrowed RMB142.8 million (approximately $20.1 million) and RMB153.4 million (approximately $21.2 million as of December 31, 2023 and March 31, 2024, respectively, bearing interest at 3.45% to 3.65% per annum expiring through May 2024 to February 2025.

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

On March 21, 2022, we renewed the above acceptance bills facilities from Bank of Ningbo Co., Ltd with a maximum amount of RMB71.6 million ($9.9 million) with other terms remain the same. Under the facilities, as of December 31, 2023 and March 31, 2024, we borrowed a total of RMB45.4 million (approximately $6.4 million) and RMB20.6 million (approximately $2.9 million), respectively, in the form of bills payable for various terms expiring through April to May 2024, which was secured by our cash totaling RMB20.6 million (approximately $2.9 million).

On January 17, 2022, we obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. We borrowed RMB10 million (approximately $1.4 million) on January 20, 2022 for a term until January 16, 2023. We repaid RMB10 million (approximately $1.4 million) early on January 5, 2023. On January 6, 2023, we borrowed a one-year term loan of RMB10 million (approximately $1.4 million) for a period of one year to January 4, 2024, bearing interest at 120% of benchmark rate of the PBOC for short-term loans, which is 3.85% per annum, while other terms and guarantee remain the same. We repaid the loan on January 4, 2024.

On February 9, 2022, we obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We borrowed RMB10 million (approximately $1.4 million) on February 17, 2022 for a term until January 28, 2023. We repaid RMB10 million (approximately $1.4 million) on January 16, 2023. On January 17, 2023, we borrowed a one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 129% of benchmark rate of PBOC for short-term loans, which is 4.70% per annum for a term until January 13, 2024. We repaid the loan on January 13, 2024.

On April 28, 2022, we obtained a three-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB12 million (approximately $1.7 million) with the term from April 21, 2022 to April 21, 2025. The facility was guaranteed by our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, we borrowed RMB10 million (approximately $1.5 million) on April 29, 2022, bearing interest at 3.95% per annum for a term until April 29, 2023. We repaid RMB10 million (approximately $1.4 million) on April 19, 2023. On April 20, 2023, we borrowed another one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 102.5% of benchmark rate of PBOC for short-term loans, which is 3.90% per annum for a term until April 19, 2024. We repaid the loan on April 19, 2024.

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

We entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.2 million) bearing interest rate at 4.6% per annum for a period from September 27, 2023 to August 31, 2024. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We borrowed RMB9 million (approximately $1.3 million) on September 27, 2023 for a term until August 31, 2024.

On November 8, 2022, we entered into a short-term loan agreement with China CITIC Bank Shaoxing Branch to August 9, 2023 with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 4.35% per annum. We borrowed RMB10 million (approximately $1.4 million) on the same date. We have repaid RMB5 million (approximately $0.7 million), RMB0.2 million (approximately $0.1 million) and RMB4.8, million (approximately $0.7 million) on November 16, 2022, December 27, 2022 and August 9, 2023, respectively. We entered into another short-term loan agreement with China CITIC Bank Shaoxing Branch for a one-year short-term loan agreement with a maximum amount of RMB0.2 million (approximately $0.1 million) for December 27, 2022 to December 27, 2023, bearing interest rate at 4.20% per annum. We entered into another loan agreement with China CITIC Bank Shaoxing Branch for a short-term loan of RMB4.8 million (approximately $0.7 million) from August 10, 2023 to May 2, 2024, bearing interest rate at 4.3% per annum. We have repaid the loan on May 2, 2024.

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

On March 29, 2023, we and Bank of China Limited entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. We borrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by our buildings in Dalian. We repaid RMB5 million (approximately $0.7 million) on March 27, 2024. On March 28, 2024, we borrowed another one-year loan of RMB5 million (approximately $0.7 million) bearing interest rate at 3.45% per annum.

On April 19, 2023, we and Bank of Nanjing Gaochun Branch entered into a short-term loan agreement for one year from April 10, 2023 to April 9, 2024 for RMB10 million (approximately $1.4 million) bearing interest rate at 3.7% per annum. We borrowed RMB10 million (approximately $1.4 million) on April 23, 2023. The loan was guaranteed by our CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We repaid the loan on April 9, 2024.

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

We obtained banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB390 million (approximately $54.0 million) with the term from June 28, 2023 to May 18, 2024. The facility was secured by our term deposits. Under the facility, we has borrowed RMB28.5 million (approximately $3.9 million) as of March 31, 2024, bearing interest at 3.1% per annum expiring through August to September 2024.

On January 24, 2024, we entered into a short-term credit-guaranteed loan agreement with Zhejiang Shangyu Rural Commercial Bank for one year to January 17, 2025 with an amount of RMB5 million (approximately $0.7 million) bearing interest at 4.1% per annum. We borrowed RMB5 million (approximately $0.7 million) on the same date.

On March 26, 2024, we entered into a short-term credit-guaranteed loan agreement with Zhejiang Shangyu Rural Commercial Bank for one year to March 25, 2025 with an amount of RMB5 million (approximately $0.7 million) bearing interest at 4.1% per annum. We borrowed RMB5 million (approximately $0.7 million) on the same date.

We borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB4.6 million (approximately $0.6 million) for various terms expiring in April 2024, which was secured by our cash totaling RMB4.6 million (approximately $0.6 million).

We borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaling RMB156.0 million (approximately $21.6 million) for various terms expiring through April to September 2024, which was secured by our cash totaling RMB90.3 million (approximately $12.5 million).

We borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB112.2 million (approximately $15.5 million) for various terms expiring through April to September 2024, which was secured by our cash totaling RMB97.4 million (approximately $13.4 million) and our bills receivable totaling RMB10.5 million (approximately $1.5 million).

We borrowed a series of acceptance bills from China Merchants Bank Dalian Branch totaling RMB9.3 million (approximately $1.3 million) for various terms through June 2024, which was secured by our cash totaling RMB9.3 million (approximately $1.3 million).

We borrowed a series of acceptance bills from Jiangsu Gaochun Rural Commercial Bank totaling RM5.8 million (approximately $0.8 million) for various terms expiring in April 2024, which was secured by our cash totaling RMB5.8 million (approximately $0.8 million).

We borrowed a series of acceptance bills from Bank of Jilin Co., Ltd totaling RM15.4 million (approximately $2.1 million) for various terms expiring in May to July 2024, which was secured by our cash totaling RMB4.6 million (approximately $0.6 million).

We borrowed a series of acceptance bills from Bank of Ningbo Shaoxing Shangyu Branch totaling RMB3.7 million (approximately $0.5 million) for various terms expiring through May 2024, which was secured by our cash totaling RMB6.7 million (approximately $0.9 million).

As of March 31, 2024, we had unutilized committed banking facilities of $1.3 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

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

We currently are expanding our product lines and manufacturing capacity in our Dalian, Nanjing and Zhejiang facilities, which requires additional funding to finance the expansion. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew our bank loans upon maturity, if required, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining such financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2023	2024
Net cash provided by operating activities	$9,521	$7,447
Net cash used in investing activities	(7,217)	(12,836)
Net cash provided by (used in) financing activities	3,192	(16,392)
Effect of exchange rate changes on cash and cash equivalents	285	(785)
Net increase (decrease) in cash and cash equivalents and restricted cash	5,781	(22,566)
Cash and cash equivalents and restricted cash at the beginning of period	37,356	58,823
Cash and cash equivalents and restricted cash at the end of period	$43,137	$36,257

Operating Activities

Net cash provided by operating activities was $7.4 million in the three months ended March 31, 2024, as compared with $9.5 million in the same period in 2023. The net cash provided by operating activities for the three months ended March 31, 2024 was mainly attributable to our net income of $12.4 million (excluding non-cash depreciation and amortization, write-down of inventories, share-based compensation and impairment loss of equity investee), increase of inventories of $4.1 million offset by an increase of trade and bills receivable of $8.2 million, an increase in trade and bills payable of $2.0 million.

The net cash provided by operating activities was $9.5 million for the three months ended March 31, 2023 was mainly attributable to our increase of trade and bills payable of $9.9 million, a decrease of trade receivables from a former subsidiary of $3.7 million offset by an increase of trade and bills receivable of $0.6 million, an increase in inventories of $2.0 million and a decrease of accrued expenses and other payables of $1.8 million.

Investing Activities

Net cash used in investing activities was $12.8 million for the three months ended March 31, 2024, as compared to $7.2 million in the same period of 2023. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress $7.9 million and $4.9 million on deposit paid for acquisition of long-term investments.

Financing Activities

Net cash used in financing activities was $16.4 million in the three months ended March 31, 2024, as compared to net cash provided by financing activities of $3.2 million in the same period in 2023. The net cash provided by financing activities for the three months ended March 31, 2024 was mainly attributable to $20.8 million advances from bank borrowings, $1.1 million from finance lease, offset by repayment of bank borrowings of $16.7 million, repayment of $0.7 million of principal payments on finance leases and $20.9 million placement of short-term time deposits.

Net cash provided by financing activities was $3.2 million in the three months ended March 31, 2023. The net cash provided by financing activities for the three months ended March 31, 2023 was mainly attributable to $13.2 million advances from bank borrowings offset by repayment of bank borrowings of $9.5 million and repayment of borrowings from a unrelated party $0.2 million and $0.4 million of principal payments on finance leases.

As of March 31, 2024, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Shaoxing Branch of Bank of Communications Co., Ltd	$22,162	$21,246
Industrial and Commercial Bank of China Limited	1,662	1,385
Postal Savings Bank of China Nanjing Gaochun Branch	1,385	1,385
	25,209	24,016

Short-term credit facilities:
China CITIC Bank	665	665
Jiangsu Gaochun Rural Commercial Bank	1,246	1,246
China Zheshang Bank Co., Ltd Shenyang Branch	3,947	3,947
China Zheshang Bank Co., Ltd Shaoxing Branch	1,385	1,385
Bank of Nanjing Gaochun Branch	1,385	1,385
Bank of China Gaochun Branch	1,385	1,385
Bank of China Dalian Jinpu New Area Branch	2,077	2,077
	12,090	12,090
Other lines of credit:
Agricultural Bank of China	642	642
Jiangsu Gaochun Rural Commercial Bank	809	809
Bank of Ningbo Nanjing Gaochun Branch	2,859	2,859
Bank of Ningbo Shaoxing Shangyu Branch	925	925
China Zheshang Bank Co., Ltd Shenyang Branch	21,603	21,603
China Zheshang Bank Co., Ltd Shaoxing Branch	15,225	15,133
China Merchants Bank Co., Ltd Dalian Development Zone Branch	1,293	1,293
Bank of Jilin Co., Ltd	2,129	2,129
	45,485	45,393
Total	$82,784	$81,499

Capital Expenditures

We incurred capital expenditures of $7.9 million and $7.2 million in the three months ended March 31, 2024 and 2023,  respectively. Our capital expenditures were used primarily to construct or upgrade our Dalian, Nanjing and Zhejiang facilities.

We estimate that our total capital expenditures in fiscal year 2024 will reach approximately $30.0 million. Such funds will be mainly used to construct new plants with new product lines and battery module packing lines.

Critical Accounting Policies and Estimates

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

There were no material changes to the critical accounting policies previously disclosed in our audited consolidated financial statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed on March 15, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2024.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2024, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, management identified the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information set forth in Note 28 “Commitments and Contingencies—(ii) Litigation” to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Date: May 14, 2024

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

By:	/s/ Jiewei Li
Jiewei Li
Chief Financial Officer