Form 10-Q
period 2024-06-30
CBAK Energy Technology, Inc.
filed 2024-08-12
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2024 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	89,939,190

CBAK ENERGY TECHNOLOGY, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTNS ENDED

JUNE 30, 2023 AND 2024

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Balance Sheets

As of December 31, 2023 and June 30, 2024

(Unaudited)

(In US$ except for number of shares)

	Note	December 31, 2023	June 30, 2024
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$4,643,267	$9,709,059
Pledged deposits	2	54,179,549	10,418,508
Short-term deposits	3	-	34,342,812
Trade and bills receivable, net	4	28,653,047	32,710,720
Inventories	5	33,413,422	31,226,831
Prepayments and other receivables	6	7,459,254	5,017,982
Receivables from a former subsidiary, net	18	74,946	12,620
Total current assets		128,423,485	123,438,532

Property, plant and equipment, net	7	91,628,832	86,966,492
Construction in progress	8	37,797,862	36,086,788
Long-term investments, net	9	2,565,005	2,256,386
Prepaid land use rights	10	11,712,704	11,281,490
Intangible assets, net	11	841,360	599,350
Deposit paid for acquisition of long-term investments	14	7,101,492	15,934,172
Operating lease right-of-use assets, net		1,084,520	3,053,819
Total assets		$281,155,260	$279,617,029

Liabilities
Current liabilities
Trade and bills payable	15	$82,429,575	$71,644,150
Short-term bank borrowings	16	32,587,676	35,077,469
Other short-term loans	16	339,552	338,623
Accrued expenses and other payables	17	41,992,540	33,431,784
Payables to a former subsidiary, net	18	411,111	418,499
Deferred government grants, current	19	375,375	482,714
Product warranty provisions	20	23,870	17,888
Operating lease liability, current	10	691,992	994,562
Finance lease liability, current	10	1,643,864	1,424,535
Income tax payable		-	798,715
Total current liabilities		160,495,555	144,628,939

Deferred government grants, non-current	19	6,203,488	5,700,353
Product warranty provisions	20	522,574	434,724
Operating lease liability, non-current	10	475,302	2,326,064
Total liabilities		167,696,919	153,090,080

Commitments and contingencies	28

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 90,063,396 issued and 89,919,190 outstanding as of December 31, 2023 and 90,083,396 issued and 89,939,190 outstanding as of June 30, 2024		90,063	90,083
Donated shares		14,101,689	14,101,689
Additional paid-in capital		247,465,817	247,674,563
Statutory reserves	22	1,230,511	1,230,511
Accumulated deficit		(134,395,762)	(118,113,850)
Accumulated other comprehensive loss		(11,601,403)	(14,326,079)
		116,890,915	130,656,917
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equity		112,824,305	126,590,307
Non-controlling interests		634,036	(63,358)
Total equity		113,458,341	126,526,949
Total liabilities and shareholder’s equity		$281,155,260	$279,617,029

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and six months ended June 30, 2023 and 2024

(Unaudited)

(In US$ except for number of shares)

		Three months ended June 30,		Six months ended June 30,
	Note	2023	2024	2023	2024
Net revenues	28	$42,420,870	$47,793,045	$84,817,571	$106,615,477
Cost of revenues		(38,536,228)	(35,065,019)	(78,027,185)	(75,106,404)
Gross profit		3,884,642	12,728,026	6,790,386	31,509,073
Operating expenses:
Research and development expenses		(2,980,718)	(2,955,509)	(5,436,046)	(5,771,027)
Sales and marketing expenses		(963,588)	(1,368,373)	(1,684,592)	(3,092,405)
General and administrative expenses		(3,582,893)	(3,129,994)	(6,062,028)	(7,222,521)
Recovery of (provision for) doubtful accounts		(130,493)	673,330	(261,660)	787,343
Total operating expenses		(7,657,692)	(6,780,546)	(13,444,326)	(15,298,610)
Operating income (loss)		(3,773,050)	5,947,480	(6,653,940)	16,210,463
Finance income, net		252,472	688,721	257,783	698,384
Other income, net		238,040	141,975	421,253	509,413
Share of loss of equity investee		-	18,824	-	-
Gain on disposal of equity investee		-	26,912	-	26,912
Change in fair value of warrants		36,000	-	121,000	-
Income before income tax		(3,246,538)	6,823,912	(5,853,904)	17,445,172
Income tax credit (expenses)	19	307,311	(800,727)	710,195	(1,849,513)
Net income (loss)		(2,939,227)	6,023,185	(5,143,709)	$15,595,659
Less: Net loss attributable to non-controlling interest		304,237	422,277	1,128,364	686,253
Net income (loss) attributable to CBAK Energy Technology, Inc.		$(2,634,990)	$6,445,462	$(4,015,345)	$16,281,912

Net income (loss)		(2,939,227)	6,023,185	(5,143,709)	15,595,659
Other comprehensive loss
– Foreign currency translation adjustment		(6,639,109)	(829,769)	(5,890,330)	(2,735,817)
Comprehensive (loss) income		(9,578,336)	5,193,416	(11,034,039)	12,859,842
Less: Comprehensive (loss) income attributable to non-controlling interest		643,620	423,171	1,373,641	697,394
Comprehensive (loss) income attributable to CBAK Energy Technology, Inc.		$(8,934,716)	$5,616,587	$(9,660,398)	$13,557,236

Income (loss) per share	24
– Basic		$(0.03)	$0.07	$(0.05)	$0.18
– Diluted		$(0.03)	$0.07	$(0.05)	$0.18

Weighted average number of shares of common stock:	24
– Basic		89,029,399	89,931,617	89,021,424	89,931,727
– Diluted		89,029,399	90,111,613	89,021,424	90,289,544

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the three months ended June 30, 2023 and 2024

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional			Accumulated other	Non-	Treasury shares		Total shareholders’
	Number of		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number of		equity
	shares	Amount	shares	capital	reserves	deficit	income (loss)	interest	shares	Amount	(deficit)
Balance as of April 1, 2023	89,151,731	$89,151	$14,101,689	$246,245,879	$1,230,511	$(133,327,060)	$(7,498,971)	$6,153,102	(144,206)	$(4,066,610)	$122,927,691
Net loss	-	-	-	-	-	(2,634,990)	-	(304,237)	-	-	(2,939,227)
Share-based compensation for employee and director stock awards	-	-	-	824,466	-	-	-	-	-	-	824,466
Foreign currency translation adjustment	-	-	-	-	-	-	(6,299,726)	(339,383)	-	-	(6,639,109)
Balance as of June 30, 2023	89,151,731	$89,151	$14,101,689	$247,070,345	$1,230,511	$(135,962,050)	$(13,798,697)	$5,509,482	(144,206)	$(4,066,610)	$114,173,821

Balance as of April 1, 2024	90,063,396	$90,063	$14,101,689	$247,582,399	$1,230,511	$(124,559,312)	$(13,497,204)	$359,813	(144,206)	$(4,066,610)	$121,241,349
Net income (loss)	-	-	-	-	-	6,445,462	-	(422,277)	-	-	6,023,185
Share-based compensation for employee and director stock awards	-	-	-	92,184	-	-	-	-	-	-	92,184
Common stock issued to employees for stock award	20,000	20	-	(20)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(828,875)	(894)	-	-	(829,769)
Balance as of June 30, 2024	90,083,396	$90,083	$14,101,689	$247,674,563	$1,230,511	$(118,113,850)	$(14,326,079)	$(63,358)	(144,206)	$(4,066,610)	$126,526,949

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the six months ended June 30, 2023 and 2024

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional			Accumulated other	Non-	Treasury shares		Total shareholders’
	Number of		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number of		equity
	shares	Amount	shares	capital	reserves	deficit	Income (loss)	interest	shares	Amount	(deficit)
Balance as of January 1, 2023	89,135,064	$89,135	$14,101,689	$246,240,998	$1,230,511	$(131,946,705)	$(8,153,644)	$6,883,123	(144,206)	$(4,066,610)	$124,378,497
Net loss	-	-	-	-	-	(4,015,345)	-	(1,128,364)	-	-	(5,143,709)
Share-based compensation for employee and director stock awards	-	-	-	829,363	-	-	-	-	-	-	829,363
Common stock issued to employees and directors for stock awards	16,667	16	-	(16)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(5,645,053)	(245,277)	-	-	(5,890,330)
Balance as of June 30, 2023	89,151,731	$89,151	$14,101,689	$247,070,345	$1,230,511	$(135,962,050)	$(13,798,697)	$5,509,482	(144,206)	$(4,066,610)	$114,173,821

Balance as of January 1, 2024	90,063,396	$90,063	$14,101,689	$247,465,817	$1,230,511	$(134,395,762)	$(11,601,403)	$634,036	(144,206)	$(4,066,610)	$113,458,341
Net income (loss)	-	-	-	-	-	16,281,912	-	(686,253)	-	-	15,595,659
Share-based compensation for employee and director stock awards	-	-	-	208,766	-	-	-	-	-	-	208,766
Common stock issued to employees and directors for stock awards	20,000	20	-	(20)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(2,724,676)	(11,141)	-	-	(2,735,817)
Balance as of June 30, 2024	90,083,396	$90,083	$14,101,689	$247,674,563	$1,230,511	$(118,113,850)	$(14,326,079)	$(63,358)	(144,206)	$(4,066,610)	$126,526,949

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed consolidated statements of cash flows

For the six months ended June 30, 2023 and 2024

(Unaudited)

(In US$)

	Six months ended June 30,
	2023	2024
Cash flows from operating activities
Net (loss) income	$(5,143,709)	15,595,659
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,168,974	4,257,197
Allowance for expected credit losses	264,899	(880,001)
Amortization of operating lease	267,069	591,060
Write-down of inventories	1,574,933	1,993,561
Share-based compensation	829,363	208,766
Changes in fair value of warrants liability	(121,000)	-
Gain on disposal of property, plant and equipment	-	(184,179)
Gain on disposal on equity investee	-	(26,912)
Changes in operating assets and liabilities:
Trade and bills receivable	(3,578,079)	(3,891,321)
Inventories	3,955,577	(994,717)
Prepayments and other receivable	690,511	3,080,423
Trade and bills payable	11,823,466	(8,927,650)
Accrued expenses and other payables and product warranty provisions	(2,940,282)	(713,437)
Operating lease liabilities	(359,762)	(585,850)
Trade receivable from and payables to former subsidiaries	5,162,971	61,075
Income tax payable	-	805,375
Deferred tax assets	(768,011)	-
Net cash provided by operating activities	15,826,920	10,389,049

Cash flows from investing activities
Deposit paid for acquisition of long-term investment	-	(9,074,133)
Proceeds from disposal of an equity method investees	-	277,496
Proceeds from disposal of property, plant and equipment	-	184,179
Purchases of property, plant and equipment and construction in progress	(19,570,271)	(8,339,568)
Net cash used in investing activities	(19,570,271)	(16,952,026)

Cash flows from financing activities
Borrowings from banks	26,793,581	34,537,483
Repayment of bank borrowings	(13,577,340)	(31,256,920)
Placement of term deposits	-	(34,629,189)
Borrowings from a shareholder	199,942	-
Repayment of borrowings to a shareholder	(263,861)	-
Repayment of borrowings from a unrelated party	(268,978)	-
Proceeds from finance lease	-	1,109,986
Principal payments of finance leases	(732,310)	(1,332,538)
Net cash provided by (used in) financing activities	12,151,034	(31,571,178)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,125,146)	(561,094)
Net increase (decrease) in cash and cash equivalents and restricted cash	6,282,537	(38,695,249)
Cash and cash equivalents and restricted cash at the beginning of period	37,356,076	58,822,816
Cash and cash equivalents and restricted cash at the end of period	$43,638,613	$20,127,567

Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$7,362,292	$1,698,578
Lease liabilities arising from obtaining right-of-use assets	$90,426	$2,337,268

Cash paid during the year for:
Income taxes	$-	$1,044,190
Interest, net of amounts capitalized	$6,078	$213,014

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2023 and 2024

(Unaudited)

(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization

Principal Activities

CBAK Energy Technology, Inc. (formerly known as China BAK Battery, Inc.) (“CBAK” or the “Company”) is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. CBAK and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as “Li-ion” or “Li-ion cell”) high power rechargeable batteries. Prior to the disposal of BAK International Limited (“BAK International”) and its subsidiaries (see below), the batteries produced by the Company were for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric vehicles, and general industrial applications. After the disposal of BAK International and its subsidiaries on June 30, 2014, the Company will focus on the manufacture, commercialization and distribution of high power lithium ion rechargeable batteries for use in cordless power tools, light electric vehicles, hybrid electric vehicles, electric cars, electric busses, residential energy supply & uninterruptable power supplies and other high power applications.

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

As of June 30, 2024, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On July 8, 2022, Hitrans held its second shareholder meeting (“the shareholder meeting”) in 2022 to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.4 million) and to accept an investment of RMB22 million (approximately $3.2 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and an investment of RMB18 million (approximately $2.6 million) from Mr. Haijun Wu (collectively “management shareholder”). Under the resolution, 10% of the investment injection (RMB4 million or $0.6 million) contributed towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.2 million) treated as additional paid-in capital contribution of Hitrans. 25% of the investments from the management shareholder were required to be in place before August 15, 2022, 25% of the investments were required to be in place before December 31, 2022 and the 50% balance (RMB20 million) were required to be received June 30, 2024. As of June 30, 2024, RMB10 million (approximately $1.5 million), representing the 25% of the investments were received.

On December 8, 2022, CBAK Power entered into equity interest transfer agreements with five individuals to disposal in aggregate 6.82% of Hitrans equity interests for a total consideration of RMB30,000,000 (approximately $4.3 million). The transaction was completed on December 30, 2022.

On March 10, 2023, CBAK Power entered into an agreement with Nanjing BFD to transfer the 67.33% equity interests CBAK Power holds in Hitrans to Nanjing BFD. However, this transaction was postponed due to internal restructuring reasons. Subsequently, on March 26, 2024, CBAK New Energy entered into an agreement with CBAK Power to acquire the same 67.33% equity interest in Hitrans. The registration of this equity transfer with the local government was also completed on the same date. As a result of this transaction, CBAK New Energy has become the controlling shareholder of Hitrans, while CBAK Power no longer holds any equity interest in Hitrans.. As of June 30, 2024, CBAK New Energy’s equity interests in Hitrans was 67.33% (representing 69.12% of paid up capital).

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

On July 25, 2023, CBAK New Energy (Shangqiu) Co., Ltd (“CBAK Shangqiu”) was established as a wholly owned subsidiary of CBAK Power with a registered capital of RMB50 million (approximately $6.9 million). Pursuant to CBAK Shangqiu’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Shangqiu on or before July 24, 2043. Up to the date of this report, CBAK Power has contributed RMB15.8 million (approximately $2.2 million) to CBAK Shangqiu. CBAK Shsngqiu principally engaged in manufacture of lithium-ion batteries.

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

On December 8, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued in a registered direct offering, an aggregate of 9,489,800 shares of common stock of the Company at a per share purchase price of $5.18, and warrants to purchase an aggregate of 3,795,920 shares of common stock of the Company at an exercise price of $6.46 per share exercisable for 36 months from the date of issuance, for gross proceeds of approximately $49.16 million, before deducting fees to the placement agent and other estimated offering expenses of $3.81 million payable by the Company. In addition, the placement agent for this transaction also received warrants (“Placement Agent Warrants”) for the purchase of up to 379,592 shares of the Company’s common stock at an exercise price of $6.475 per share exercisable for 36 months after 6 months from the issuance (collectively the “2020 Warrants”). As of date of this report, the above warrants were expired.

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

As of June 30, 2024, the Company had $35.1 million bank loans and approximately $109.6 million of other current liabilities.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated deficit from net losses from prior year and significant short-term debt obligations maturing in less than one year as of June 30, 2024. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Contract liability

The Company’s contract liabilities consist of deferred revenue associated with batteries development and deposits received from customers allocated to the performance obligations that are unsatisfied. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented. The table below presents the activity of the deferred batteries development and sales of batteries revenue during the six months ended June 30, 2023 and 2024 respectively:

	June 30
	2023	2024
Balance at beginning of the year	$1,869,525	$784,000
Development fees collected/ deposits received	-	-
Development and sales of batteries revenue recognized	-	-
Foreign exchange adjustment	(51,570)	-
Balance at end of period	$1,817,955	$784,000

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

Pledged deposits as of December 31, 2023 and June 30, 2024 consisted pledged deposits with banks for bills payable (note 15).

3.	Short-term deposits

Short-term deposits represent time deposits placed with banks with maturities of six months. Interest earned is recorded as finance income in the condensed consolidated financial statement. As of December 31, 2023 and June 30, 2024, substantially all of the Company’s short-term deposits amounting to nil and $34,342,812, respectively, had been placed in reputable financial institutions in the PRC.

4.	Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2023 and June 30, 2024:

	December 31,	June 30,
	2023	2024
Trade receivable	$29,368,296	$25,759,254
Less: Allowance for credit losses	(3,198,249)	(2,253,331)
	26,170,047	23,505,923
Bills receivable	2,483,000	9,204,797
	$28,653,047	$32,710,720

Included in trade and bills receivables are retention receivables of $65,162 and $71,964 as of December 31, 2023 and June 30, 2024. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for credit losses are as follows:

Balance as at January 1, 2024	$3,198,249
Current period reversal, net	(782,247)
Current period write off	(94,979)
Foreign exchange adjustment	(67,692)
Balance as at June 30, 2024	$2,253,331

5.	Inventories

Inventories as of December 31, 2023 and June 30, 2024 consisted of the following:

	December 31,	June 30,
	2023	2024
Raw materials	$3,779,414	$4,122,605
Work in progress	9,525,568	11,877,962
Finished goods	20,108,440	15,226,264
	$33,413,422	$31,226,831

During the three months ended June 30, 2023 and 2024, write-downs of obsolete inventories to lower of cost or net realizable value of $595,300 and $1,454,678, respectively, were charged to cost of revenues.

During the six months ended June 30, 2023 and 2024, write-downs of obsolete inventories to lower of cost or net realizable value of $1,574,933 and $1,993,561, respectively, were charged to cost of revenues.

6.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2023 and June 30, 2024 consisted of the following:

	December 31,	June 30,
	2023	2024
Value added tax recoverable	$5,248,210	$3,509,712
Prepayments to suppliers	1,341,596	260,253
Deposits	108,492	123,118
Staff advances	113,336	191,302
Prepaid operating expenses	645,390	599,193
Interest receivable	-	301,217
Others	292,458	314,026
	7,749,482	5,298,821
Less: Allowance for credit losses	(290,228)	(280,839)
	$7,459,254	$5,017,982

An analysis of the allowance for credit losses are as follows:

Balance as at January 1, 2024	$290,228
Current period reversal, net	(2,775)
Foreign exchange adjustment	(6,614)
Balance as at June 30, 2024	$280,839

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2023 and June 30, 2024 consisted of the following:

	December 31, 2023	June 30, 2024
Buildings	$45,843,428	$44,786,841
Leasehold Improvements	7,214,436	7,847,981
Machinery and equipment	83,625,645	83,829,952
Office equipment	1,983,601	2,182,376
Motor vehicles	727,452	788,369
	139,394,562	139,435,519
Impairment	(17,358,096)	(16,884,825)
Accumulated depreciation	(30,407,634)	(35,584,202)
Carrying amount	$91,628,832	$86,966,492

During the three months ended June 30, 2023 and 2024, the Company incurred depreciation expense of $2,328,074 and $1,566,957, respectively.

During the six months ended June 30, 2023 and 2024, the Company incurred depreciation expense of $4,867,705 and $4,109,019, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three and six months ended June 30, 2023 and 2024.

8.	Construction in Progress

Construction in progress as of December 31, 2023 and June 30, 2024 consisted of the following:

	December 31,	June 30,
	2023	2024
Construction in progress	$24,876,463	$25,580,152
Prepayment for acquisition of property, plant and equipment	12,921,399	10,506,636
Carrying amount	$37,797,862	$36,086,788

Construction in progress as of December 31, 2023 and June 30, 2024 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power, Nanjing CBAK and Hitrans.

For the three months ended June 30, 2023 and 2024, the Company capitalized interest of $142,306 and $276,501 respectively to the cost of construction in progress.

For the six months ended June 30, 2023 and 2024, the Company capitalized interest of $254,580 and $471,779, respectively, to the cost of construction in progress.

9.	Long-term investments, net

Long-term investments as of December 31, 2023 and June 30, 2024 consisted of the following:

	December 31, 2023	June 30, 2024
Investments in equity method investees	$1,926,611	$1,632,952
Investments in non-marketable equity	638,394	623,434
	$2,565,005	$2,256,386

The following is the carrying value of the long-term investments:

	December 31, 2023		June 30, 2024
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Investments in equity method investees
Guangxi Guiwu CBAK New Energy Technology Co., Ltd (a)	$254,475	20%	$-	-
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (b)	1,672,136	26%	1,632,952	26%
	$1,926,611		$1,632,952

Investments in non-marketable equity
Hunan DJY Technology Co., Ltd	$638,394		$623,434
Nanjing CBAK Education For Industry Technology Co., Ltd	-		-
	$638,394		$623,434

(a)	Investments in Guangxi Guiwu CBAK New Energy Technology Co., Ltd

Balance as of January 1, 2023	$289,473
Loss from investment	(27,428)
Foreign exchange adjustment	(7,570)
Balance as of December 31, 2023	254,475
Proceeds from disposal of investment	(277,496)
Profit from disposal	26,912
Foreign exchange adjustment	(3,891)
Balance as of June 30, 2024	$-

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

NJ CABK entered into a equity transfer agreement with Chilwee Group Co., Ltd to disposal its equity interest in Guangxi Guiwu at consideration of RMB2 million (approximately $0.3 million). NJ CBAK recorded a gain on disposal of $26,912 for the three and six months ended June 30, 2024.

(b)	Investments in Zhejiang Shengyang Renewable Resources Technology Co., Ltd.

Balance as of January 1, 2023	$-
Investments made	4,044,175
Impairment loss	(2,366,080)
Foreign exchange adjustment	(5,959)
Balance as of December 31, 2023	1,672,136
Loss from investment	-
Foreign exchange adjustment	(39,184)
Balance as of June 30, 2024	$1,632,952

On September 27, 2023, Hitrans, entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Hitrans shall pay the Initial Acquisition price in two (2) installments as follows: (i) 50% of the price due within five business days following the execution of the Equity Transfer Contract and satisfaction of other conditions precedent set forth in the same; and (ii) the remaining 50% of the price due within five business days following Mr. Xu successful transfer to Hitrans of the 26% equity interest in Zhejiang Shengyang. Within fifteen business days after Hitrans has paid 50% of the price, or RMB14.3 million, the parties shall complete the registration of equity change with the local governmental authorities. Zhejiang Shengyang is a material suppliers of Hitrans since June 2020. On November 6, 2023, Hitrans completed the registration of 26% equity interest of Zhejiang Shengyang. The Company recorded an impairment loss of $2.4 million (RMB16.7 million) from the investment to Zhejinag Shengyang for the year ended December 31, 2023. No income or loss was shared from the investment to Zhejiang Shengyang for the three and six months ended June 30, 2024.

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

Investments in non-marketable equity

	December 31, 2023	June 30, 2024
Cost	$1,268,124	$1,238,407
Impairment	(629,730)	(614,973)
Carrying amount	$638,394	$623,434

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

On April 2023, DJY board declared dividend of $0.8 million (approximately RMB6 million). The dividend were distributed in May 2023 and based on the paid up capital of each shareholders, the dividend income shared by CBAK Power was $84K (approximately RMB0.6 million) which was included in other income (expense) for the three and six months ended June 30, 2023. No dividend was declared in 2024.

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

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. The Company recognized nil impairment loss for the three and six months period ended June 30, 2023 and 2024.

10.	Lease

(a) Prepaid land use rights

Prepaid land
lease payments
Balance as of January 1, 2023	$12,361,163
Amortization charge for the year	(322,160)
Foreign exchange adjustment	(326,299)
Balance as of December 31, 2023	11,712,704
Amortization charge for the period	(158,054)
Foreign exchange adjustment	(273,160)
Balance as of June 30, 2024	$11,281,490

In August 2014 and November 2021, the Group acquired land use rights to build a factory of the Company in Dalian, PRC and Zhejiang, PRC.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

Amortization expenses of the prepaid land use rights were $81,295 and $78,655 for the three months ended June 30, 2023 and 2024 and $165,537 and $158,054 for the six months ended June 30, 2023 and 2024, respectively.

No impairment loss was made to the carrying amounts of the prepaid land use right for the three and six months ended June 30, 2023 and 2024.

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

Operating lease expenses for the three and six months ended June 30, 2023 and 2024 for the capitation agreement was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Operating lease cost – straight line	$128,430	$308,479	$265,747	$619,739

(c) Company as lessee - Finance lease

	December 31,	June 30,
	2023	2024
Property, plant and equipment, at cost	$4,598,426	$8,151,642
Accumulated depreciation	(828,351)	(2,257,568)
Impairment	(3,770,075)	(5,894,074)
Property, plant and equipment, net under finance lease	-	-

Finance lease liabilities, current	1,643,864	1,424,535
Finance lease liabilities, non-current	-	-
Total finance lease liabilities	$1,643,864	$1,424,535

The components of finance lease expenses for the three and six months ended June 30, 2023 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Finance lease cost:
Depreciation of assets	44,275	-	89,610	-
Interest of lease liabilities	4,995	20,024	10,110	40,237
Total lease expense	$49,270	$20,024	$99,720	$40,237

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2024:

	Operating leases	Finance leases

Remainder of 2024	$584,179	$1,463,109
2025	715,916	-
2026	597,720	-
2027	469,194	-
2028	457,198	-
Thereafter	890,866	-
Total undiscounted cash flows	3,715,073	1,463,109
Less: imputed interest	(394,447)	(38,574)
Present value of lease liabilities	$3,320,626	$1,424,535

Lease term and discount rate:

	December 31, 2023	June 30, 2024
Weighted-average remaining lease term
Land use rights	36.9	36.4
Operating lease	2.71	4.62
Finance lease	0.96	0.48

Weighted-average discount rate
Land use rights	Nil	Nil
Operating lease	4.69%	4.33%
Finance lease	1.37%	2.9%

Supplemental cash flow information related to leases where the Company was the lessee for the three and six months ended June 30, 2023 and 2024 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Operating cash outflows from operating assets	$213,469	$361,860	$391,475	$431,817

11.	Intangible Assets, net

Intangible assets as of December 31, 2023 and June 30, 2024 consisted of the followings:

	December 31, 2023	June 30, 2024
Computer software at cost	$139,732	$146,807
Sewage discharge permit	1,715,450	1,675,251
	1,855,182	1,822,058
Accumulated amortization	(1,013,822)	(1,222,708)
	$841,360	$599,350

Amortization expenses were $118,906 and $115,649 for the three months ended June 30, 2023 and 2024, respectively.

Amortization expenses were $240,660 and $233,494 for the six months ended June 30, 2023 and 2024, respectively.

Total future amortization expenses for finite-lived intangible assets as of June 30, 2024 were estimated as follows:

Remainder of 2024	$231,643
2025	312,788
2026	12,280
2027	8,043
2028	7,762
Thereafter	26,834
Total	$599,350

12.	Acquisition of subsidiaries

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

13.	Goodwill

Balance as of January 1, 2023	$-
Impairment of goodwill	-
Foreign exchange adjustment	-
Balance as of December 31, 2023 and June 30, 2024	$-

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

14.	Deposit paid for acquisition of long-term investments

Deposit paid for acquisition of long-term investments as of December 31, 2023 and June 30, 2024 consisted of the following:

	December 31,	June 30,
	2023	2024
Investments in non-marketable equity	$7,101,492	$15,934,172

On September 27, 2023, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in Shenzhen BAK Power Battery Co., Ltd. (“BAK SZ”) to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (the “Target Equity”). Pursuant to the terms of the Equity Transfer Agreement, Nanjing CBAK will pay the Target Equity in three (3) installments as follows: (i) RMB40 million (approximately $5.5 million) due prior to December 31, 2023; (ii) RMB90 million (approximately $12.4 million) due prior to September 30, 2024, and (iii) the remaining Target Equity balance of RMB130 million (approximately $17.8 million) due following SZ BAK’s successful transfer to Nanjing CBAK of the five percent (5%) equity interest in BAK SZ. Upon Nanjing CBAK having paid RMB130 million of the Target Equity, the parties shall work together to complete the registration of equity change with the local governmental authorities. Up to the date of this report, Nanjing CBAK has paid RMB115.8 million (approximately $15.9 million) to SZ BAK. The Equity Transfer Agreement may be terminated in writing through negotiation by all parties and the deposit paid was refundable on demand.

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

15.	Trade and Bills Payable

Trade and bills payable as of December 31, 2023 and June 30, 2024 consisted of the followings:

	December 31,	June 30,
	2023	2024
Trade payable	$26,764,807	$32,209,490
Bills payable
– Bank acceptance bills	55,664,768	36,737,684
– Letter of credit	-	2,696,976
	$82,429,575	$71,644,150

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills and letter of credit were pledged by:

(i)	the Company’s pledged deposits (note 2) and short-term deposits (note 3);

(ii)	$0.3 million and $6.2 million of the Company’s bills receivable as of December 31, 2023 and June 30, 2024, respectively (note 4).

(iii)	the Company’s prepaid land use rights (note 10)

16.	Loans

Bank loans:

Bank borrowings as of December 31, 2023 and June 30, 2024 consisted of the followings:

	December 31,	June 30,
	2023	2024
Short-term bank borrowings	$32,587,676	$35,077,469

On November 16, 2021, the Company obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $16.6 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. In January 2023, the Company renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB142.8 million (approximately $20.1 million) and RMB159.9 million (approximately $22.0  million as of December 31, 2023 and June 30, 2024, respectively, bearing interest at 3.45% to 3.65% per annum expiring through May 2024 to February 2025.

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

The Company entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.2 million) bearing interest rate at 4.6% per annum for a period from September 27, 2023 to August 31, 2024. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and the Company’s CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB9 million (approximately $1.3 million )  on September 27, 2023 for a term until August 31, 2024.

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

On January 7, 2023, the Company obtained a two-year term facility from Postal Savings Bank of China, Nanjing Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by the Company’s CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. The Company borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum. The Company repaid the above early on June 15, 2023. On June 27, 2023, the Company entered into another loan agreement for one year from June 27, 2023 to June 26, 2024 under the two-year term facility for a maximum loan amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.65 % pr annum. The Company borrowed RMB10 million (approximately $1.4 million)  on the same date. The loan was guaranteed by the Company’s CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. The Company repaid the loan on June 26, 2024.

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

On July 31, 2023, the Company obtained a three-year term facility from Bank of China Gaochun Branch, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from July 31, 2023 to July 30, 2026. The facility was guaranteed by the Company’s CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, the Company borrowed RMB10 million (approximately $1.4 million)  on July 31, 2023, bearing interest rate at 3.15% per annum. The Company repaid the loan on July 22, 2024

On August 3, 2023, the Company and Bank of China entered into a short term loan agreement for one year from August 3, 2023 to August 2, 2024 for a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.55% per annum. The Company borrowed RMB10 million (approximately $1.4  million)  on September 27, 2023. The loan was secured by the Company’s buildings in Dalian.

The Company obtained banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB390 million (approximately $54.0 million) with the term from June 28, 2023 to May 18, 2024. The facility was secured by the Company’s term deposits. Under the facility, the Company has borrowed RMB35.5 million (approximately $4.9 million)  as of June 30, 2024, bearing interest at 3.1% per annum expiring through August to November 2024.

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

On April 9, 2024, the Company and China Zheshang Bank Co., Ltd Shangyu Branch entered into a short-term loan agreement for one year from April 9, 2024 to April 7, 2025 for a maximum loan amount to RMB5.5 million (approximately $0.8 million) bearing interest rate at 4.05% per annum. The Company borrowed RMB5.5 million (approximately $0.8 million)  on the same date.

On June 24, 2024, the Company and Bank of China, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from June 24, 2024 to June 20, 2025. The facility was guaranteed by the Company’s CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, the Company borrowed RMB10 million (approximately $1.4 million)  on June 24, 2024, bearing interest rate at 3.0% per annum.

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaling RMB176.3 million (approximately $24.3 million) for various terms expiring through July to December 2024, which was secured by the Company’s term deposit totaling RMB147.1 million (approximately $20.2 million) (Note 3) and the Company’s bills receivables of $38.7 million (approximately $5.3 million) (Note 4).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB81.5 million (approximately $11.2 million) for various terms expiring through July to December 2024, which was secured by the Company’s cash totaling RMB72.7 million (approximately $10.0 million) (Note 2) and the Company’s bills receivable totaling RMB6.4 million (approximately $0.9 million) (Note 4).

The Company borrowed a series of acceptance bills from Bank of Jilin Co., Ltd totaling RM9.2 million (approximately $1.3 million) for various terms expiring in July 2024, which was secured by the Company’s cash totaling RMB2.8 million (approximately $0.4 million) (Note 2).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	June 30,
	2023	2024
Pledged deposits (note 2)	$54,167,834	$10,418,508
Term deposits (note 3)	-	34,342,812
Bills receivables (note 4)	281,805	6,160,765
Right-of-use assets (note 10)	5,287,708	5,084,356
Buildings	9,707,862	9,243,027
	$69,445,209	$65,249,468

As of June 30, 2024, the Company had unutilized committed banking facilities totaled $10.5 million.

During the three months ended June 30, 2023 and 2024, interest of $228,946 and $330,870 were incurred on the Company’s bank borrowings, respectively.

During the six months ended June 30, 2023 and 2024, interest of $400,358 and $627,736 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2023 and June 30, 2024 consisted of the following:

		December 31,	June 30,
	Note	2023	2024
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li	(b)	160,536	161,460
		260,536	261,460
Advances from unrelated third party
– Mr. Wenwu Yu	(c)	1,385	1,353
– Ms. Longqian Peng	(c)	7,179	7,011
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(d)	70,452	68,799
		79,016	77,163
		$339,552	$338,623

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(d)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of June 30, 2024, loan amount of RMB0.5 million ($0.1 million) remained outstanding.

During the three months ended June 30, 2023 and 2024, interest of $2,165 and $2,095 were incurred on the Company’s borrowings from unrelated parties, respectively.

During the six months ended June 30, 2023 and 2024, interest of $4,357 and $4,209 were incurred on the Company’s borrowings from unrelated parties, respectively.

17.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2023 and June 30, 2024 consisted of the following:

	December 31,	June 30,
	2023	2024
Construction costs payable	$15,571,808	$9,133,684
Equipment purchase payable	13,665,499	11,891,968
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	3,386,142	3,748,939
Customer deposits	2,875,131	2,285,195
Deferred revenue	784,000	784,000
Accrued operating expenses	2,005,976	1,811,393
Dividend payable to non-controlling interest (Note 16)	1,256,745	1,201,034
Other tax payables	775,754	1,035,706
Other payables	461,366	329,746
	$41,992,540	$33,431,784

*	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2023 and June 30, 2024, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2023 and June 30, 2024, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

18.	Balances and Transactions With Related Parties

The principal related parties with which the Company had transactions during the periods presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Zhengzhou BAK Battery Co., Ltd	Note a
Shenzhen BAK Battery Co., Ltd (“SZ BAK”)	Former subsidiary and refer to Note b
Shenzhen BAK Power Battery Co., Ltd (“BAK SZ”)	Former subsidiary and refer to Note b
Zhejiang Shengyang Renewable Resources Technology Co., Ltd.	Note c
Fuzhou BAK Battery Co., Ltd	Note d
Zhengzhou BAK Electronics Co., Ltd	Note e

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd.

(b)	Mr. Xiangqian Li is a director of Shenzhen BAK Battery Co., Ltd and Shenzhen BAK Power Battery Co., Ltd

(c)	On September 27, 2023, Hitrans entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Neither Mr. Xu, nor Zhejiang Shengyang is related to the Company.

(d)	Zhengzhou BAK Battery Co., Ltd has 51% equity interest in Fuzhou BAK Battery Co., Ltd. Zhengzhou BAK Battery Co., Ltd is a wholly owned subsidiary of BAK SZ.

(e)	Mr. Xiangqian Li, the Company's former CEO, is a director of BAK SZ, which has 95% equity interests in Zhengzhou BAK Electronics Co., Ltd..

Related party transactions:

The Company entered into the following significant related party transactions:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Purchase of batteries from Zhengzhou BAK Battery Co., Ltd	$341,751	$4,439,620	$3,502,924	$7,012,173
Purchase of materials from Zhejiang Shengyang Renewable Resources Technology Co., Ltd	2,526,696	1,826,580	5,229,520	3,373,450
Sales of batteries to Fuzhou BAK Battery Co., Ltd	-	358	-	75,921
Sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd	7,669,547	4,042,827	16,993,386	9,016,461
Sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd.	137,857	53,350	137,857	150,351

Related party balances:

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2023 and June 30, 2024:

Receivables from a former subsidiary, net

	December 31, 2023	June 30, 2024

Receivables from Shenzhen BAK Power Battery Co., Ltd	$74,946	$12,635
Less: Allowance for credit losses	-	(15)
	$74,946	$12,620

An analysis of the allowance for credit losses are as follows:

Balance as at January 1, 2024	$-
Current period provision, net	15
Foreign exchange adjustment	-
Balance as at June 30, 2024	$15

Balance as of December 31, 2023 and June 30, 2024 consisted of receivable for sales of cathode materials to Shenzhen BAK Power Battery Co., Ltd.

Other balances due from/ (to) related parties

	December 31, 2023	June 30, 2024

Trade receivable, net – Zhengzhou BAK Battery Co., Ltd. (i)	$12,441,715	$4,255,488

Trade receivable, net – Zhengzhou BAK Electronics Co., Ltd. (ii)	$226,143	$60,245

Bills receivable – Issued by Zhengzhou BAK Battery Co., Ltd (iii)	$-	155,304

Bills receivable – Issued by Zhengzhou BAK Electronics Co., Ltd (iv)	$47,767	$54,797

Trade payable, net – Zhengzhou BAK Battery Co., Ltd (v)	$803,685	$2,929,232

Trade payable, net – Zhejiang Shengyang Renewable Resources Technology Co., Ltd (vi)	$3,489,324	$3,458,860

Deposit paid for acquisition of long-term investments – Shenzhen BAK Power Battery Co., Ltd (note 14)	$7,101,492	$15,934,172

Dividend payable to non-controlling interest of Hitrans (note 17)	$1,256,745	$1,201,034

(i)	Representing trade receivables from sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $1.4 million to the Company.

(ii)	Representing trade receivables from sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd.

(iii)	Representing bills receivable issued by Zhengzhou BAK Battery Co., Ltd.. Bills receivable as of June 30, 2024 were pledged to bank as security for issuance of bills payable (note 15).

(iv)	Representing bills receivable issued by Zhengzhou BAK Electronics Co., Ltd.. Bills receivable as of June 30, 2024 were pledged to bank as security for issuance of bills payable (note 15).

(v)	Representing trade payables on purchase of batteries from Zhengzhou BAK Battery Co., Ltd.

(vi)	Representing trade payables on purchase of cathode raw materials from Zhejiang Shengyang Renewable Resources Technology Co., Ltd.

Payables to a former subsidiary

Payables to a former subsidiary as of December 31, 2023 and June 30, 2024 consisted of the following:

	December 31, 2023	June 30, 2024
Payables to Shenzhen BAK Power Battery Co., Ltd	$(411,111)	$(418,499)

Balance as of December 31, 2023 and June 30, 2024 consisted of payables for purchase of inventories from Shenzhen BAK Power Battery Co., Ltd.

19.	Deferred Government Grants

Deferred government grants as of December 31, 2023 and June 30, 2024 consist of the following:

	December 31,	June 30,
	2023	2024
Total government grants	$6,578,863	$6,183,067
Less: Current portion	(375,375)	(482,714)
Non-current portion	$6,203,488	$5,700,353

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

Government grants were recognized in the consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Cost of revenues	$531,193	$107,690	$1,075,853	$216,400
General and administrative expenses	9,655	9,341	19,541	18,771
Research and development expenses	4,216	4,080	8,534	8,198
Other income (expenses), net	129,992	189,780	229,034	403,623
	$675,056	$310,891	$1,332,962	$646,992

20.	Product Warranty Provisions

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2023	June 30, 2024
Balance at beginning of year	$476,828	$546,444
Warranty costs incurred	16,359	(185,465)
Provision for the year	66,182	103,763
Foreign exchange adjustment	(12,925)	(12,130)
Balance at end of year	546,444	452,612
Less: Current portion	(23,870)	(17,888)
Non-current portion	$522,574	$434,724

21.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a) Income taxes in the condensed consolidated statements of comprehensive income (loss)

The Company’s provision for income taxes credit (expenses) consisted of:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
PRC income tax:
Current income tax	$-	$800,727	$-	$1,849,513
Deferred income tax expenses (credit)	(307,311)	-	(710,195)	-
	$(307,311)	$800,727	$(710,195)	$1,849,513

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law and included a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. The Company recognizes taxes due under the GILTI provision as a current period expense. As of December 31, 2023 and June 30, 2024, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

No provision for income taxes in the United States has been made as CBAK had no taxable income for the three and six months ended June 30, 2023 and 2024.

Hong Kong Tax

BAK Asia and BAK Investment are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong. For the three and six months ended June 30, 2023 and 2024 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Income (loss) before income taxes	(3,246,538)	$6,823,912	$(5,853,904)	$17,445,172
United States federal corporate income tax rate	21%	21%	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	(681,773)	1,433,022	(1,229,320)	3,663,486
Reconciling items:
Rate differential for PRC earnings	(79,725)	288,864	(182,284)	763,026
Tax effect of entity at preferential tax rate	(35,675)	(741,320)	52,986	(2,332,760)
Non-taxable (income) expenses	90,052	64,124	98,120	298,526
Share based payments	173,138	19,359	174,166	43,841
Over (under) provision of tax loess	(227,127)	(218,177)	(227,127)	(218,177)
Utilization of tax losses	-	(138,210)	-	(1,890,909)
Valuation allowance on deferred tax assets	453,799	93,065	603,264	1,522,480
Income tax expenses (credit)	(307,311)	$800,727	$(710,195)	$1,849,513

(b) Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2023 and June 30, 2024 are presented below:

	December 31, 2023	June 30, 2024
Deferred tax assets
Trade receivable	$1,156,095	$851,101
Inventories	2,942,702	952,885
Property, plant and equipment	2,398,035	2,188,974
Non-marketable equity securities	157,432	153,743
Equity method investment	380,982	345,364
Intangible assets	31,601	123,870
Accrued expenses, payroll and others	541,665	483,509
Provision for product warranty	136,611	113,153
Net operating loss carried forward	36,103,945	37,932,250
Valuation allowance	(43,645,828)	(42,969,061)
Deferred tax assets, non-current	$203,240	$175,788

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$203,240	$175,788

As of December 31, 2023 and June 30, 2024, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741 of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of December 31, 2023 and June 30, 2024, the Company’s PRC subsidiaries had net operating loss carry forwards of $65,349,412 and $64,672,645, respectively, which will expire in various years through 2024 to 2032. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 representing the PRC statutory reserve of the subsidiary as of December 31, 2023 and June 30, 2024, are also considered under restriction for distribution.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $546,736 (RMB3,835,259) and $773,247 (RMB5,633,824) for the three months ended June 30, 2023 and 2024, respectively. The total employee benefits expensed as incurred were $1,164,529 (RMB8,062,382) and $2,572,050 (RMB18,537,537) for the six months ended June 30, 2023 and 2024, respectively.

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

As of June 30, 2024, there was no unrecognized stock-based compensation associated with the above restricted shares and 1,667 vested shares were to be issued.

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

As of June 30, 2024, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $1,632 and nil for the three months ended June 30, 2023 and 2024, in respect of the restricted share units granted on October 23, 2020 of which allocated to research and development expenses.

The Company recorded non-cash share-based compensation expense of $6,529 and nil for the six months ended June 30, 2023 and 2024, in respect of the restricted share units granted on October 23, 2020 of which allocated to research and development expenses.

All the restricted share units granted on October 23, 2020 had been vested on April 30, 2023. As of June 30, 2024, there was no unrecognized stock-based compensation with the above restricted share units.

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

The fair value of the stock options granted to directors of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk free interest rate of 1.26%, and dividend yield of 0%. The fair value of 350,000 stock options to directors of the Company was $479,599 at the grant date. For the three months ended June 30, 2023 and 2024, the Company recorded nil as stock compensation expenses.

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. During the three and six months ended June 30, 2023 and 2024, the Company recorded nil as stock compensation expenses.

As of June 30, 2024, there was unrecognized stock-based compensation $1,328,299 associated with the above options granted.

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

During the three months ended June 30, 2023 and 2024, the Company recorded $822,834 and $84,177, respectively as share-based compensation expenses.

During the six months ended June 30, 2023 and 2024, the Company recorded $822,834 and $187,109, respectively as share-based compensation expenses.

All the restricted share units granted on April 11, 2023 had been vested on December 31, 2023. As of June 30, 2024, there was unrecognized stock-based compensation of $182,541 associated with the above option granted.

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

The Company recorded non-cash share-based compensation expense of nil and $8,007 for the three months ended June 30, 2023 and 2024, respectively, in respect of the restricted share units and stock options granted on August 22, 2023.

The Company recorded non-cash share-based compensation expense of nil and $21,657 for the six months ended June 30, 2023 and 2024, respectively, in respect of the restricted share units and stock options granted on August 22, 2023.

As of June 30, 2024, non-vested restricted share units granted on August 22, 2023 are as follows:

Non-vested share units as of August 22, 2023
Granted	40,000
Vested	(20,000)
Forfeited	-
Non-vested share units as of December 31, 2023	20,000
Vested	(20,000)
Non-vested share units as of June 30, 2024	-

As of June 30, 2024, there was unrecognized stock-based compensation $34,089 associated with the above options granted.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	3,314,128	$1.30	$-	4.3
Exercisable at January 1, 2024	549,958	$1.96	$-	3.8

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(84,000)	0.98	-	-
Outstanding at June 30, 2024	3,230,128	$1.31	$-	4.1
Exercisable at June 30, 2024	1,042,458	$1.5	$-	3.8

*	The intrinsic value of the stock options at June 30, 2024 is the amount by which the market value of the Company’s common stock of $1.37 as of June 30, 2024 exceeds the average exercise price of the option. As of Junen 30, 2024, the intrinsic value of the outstanding and exercisable stock options was nil.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and six months ended June 30, 2023 and 2024.

26.	Income (Loss) Per Share

The following is the calculation of income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Net income (loss)	$(2,939,227)	$6,023,185	$(5,143,709)	$15,595,659
Less: Net loss attributable to non-controlling interests	304,237	422,277	1,128,364	686,253
Net income attributable to shareholders of CBAK Energy Technology, Inc.	$(2,634,990)	$6,445,462	$(4,015,345)	$16,281,912

Weighted average shares outstanding – basic (note)	89,029,399	89,931,617	89,021,424	89,931,727
Dilutive unvested restricted stock	-	179,996	-	357,817
Weighted average shares outstanding - diluted	89,029,399	90,111,613	89,021,424	90,289,544

Income per share
- Basic	$(0.03)	$0.07	$(0.05)	$0.18
- Diluted	$(0.03)	$0.07	$(0.05)	$0.18

Note:	Including 5,834 unvested restricted shares units pursuant to the 2015 Plan

For the three and six months ended Juen 30, 2023, all the unvested options and outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

For the three and six months ended June 30, 2024, all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

27.	Warrants

On December 8, 2020, the Company entered in a securities purchase agreement with certain institutional investors, pursuant to which the Company issued in a registered direct offering, an aggregate of 9,489,800 shares of its common stock at a price of $5.18 per share, for aggregate gross proceeds to the Company of approximately $49 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the institutional investors also received warrants (“Investor Warrants”) for the purchase of up to 3,795,920 shares of the Company’s common stock at an exercise price of $6.46 per share exercisable for 36 months from the date of issuance. In addition, the placement agent for this transaction also received warrants (“Placement Agent Warrants”) for the purchase of up to 379,592 shares of the Company’s common stock at an exercise price of $6.475 per share exercisable for 36 months after 6 months from the issuance (collectively, the “2020 Warrants”). The Company has performed a thorough reassessment of the terms of its warrants with reference to the provisions of ASC Topic 815-40-15-7I, regarding its exposure to changes in currency exchange rates. This reassessment has led to the management’s conclusion that the Company’s warrants issued to the investors should not be considered indexed to the Company’s own stock because the warrants are denominated in U.S. dollar, which is different from the Company’s functional currency, Renminbi. Warrants are remeasured at fair value with changes in fair value recorded in earnings in each reporting period.

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

As of the date of this report, Series B warrant, along with Series A-2 warrants, had both expired. As of June 30, 2024, the Company had not received any notices from investors to exercise the 2020 Warrants, which had also expired.

There was a total of 4,916,987 warrants issued and outstanding as of June 30, 2024.

The fair value of the outstanding warrants was calculated using Binomial Model based on backward induction with the following assumptions:

Warrants issued in the 2020 Financing

	Investor Warrants	Placement Agent Warrants
Appraisal Date	December 31, 2023	December 31, 2023
Market price per share (USD/share)	$ n/a	$1.05
Exercise price (USD/price)	n/a	6.475
Risk free rate	n/a	5.3%
Dividend yield	n/a	0.0%
Expected term/ Contractual life (years)	n/a	0.4 years
Expected volatility	n/a	53.9%

	Investor Warrants	Placement Agent Warrants
Appraisal Date	June 30, 2024	June 30, 2024
Market price per share (USD/share)	$ n/a	$ n/a
Exercise price (USD/price)	n/a	n/a
Risk free rate	n/a	n/a
Dividend yield	n/a	n/a
Expected term/ Contractual life (years)	n/a	n/a
Expected volatility	n/a	n/a

Warrants issued in the 2021 Financing

Warrants holder

	Investor Warrants Series A1	Placement Agent Warrants
Appraisal Date	December 31, 2023	December 31, 2023
Market price per share (USD/share)	1.05	1.05
Exercise price (USD/price)	7.67	9.204
Risk free rate	5.1%	5.1%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	0.6 year	0.6 year
Expected volatility	63.0%	60.3%

Warrants holder

	Investor Warrants Series A1	Placement Agent Warrants
Appraisal Date	June 30, 2024	June 30, 2024
Market price per share (USD/share)	1.37	1.37
Exercise price (USD/price)	7.67	9.204
Risk free rate	5.3%	5.3%
Dividend yield	0.0%	0.0%
Expected term/ Contractual life (years)	0.1 years	0.1 years
Expected volatility	118.6%	118.6%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2023	June 30, 2024
Balance at the beginning of the year/ period	$136,000	$-
Warrants issued to institution investors	-	-
Warrants issued to placement agent	-	-
Warrants redeemed	-	-
Fair value change of the issued warrants included in earnings	(136,000)	-
Balance at end of year/ period	-	-

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	5,296,579	$7.71	0.60
Exercisable at January 1, 2024	5,296,579	$7.71	0.60
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	(379,592)	6.475	-
Outstanding at June 30, 2024	4,916,987	$7.809	0.11
Exercisable at June 30, 2024	4,916,987	$7.809	0.11

28.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2023 and June 30, 2024, the Company had the following contracted capital commitments:

	December 31, 2023	June 30, 2024
For construction of buildings	$1,104,571	$1,037,407
For purchases of equipment	31,437,525	24,589,363
Capital injection	267,557,243	252,853,422
	$300,099,339	$278,480,192

(ii)	Litigation

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

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1,613,984 (RMB10,257,030), including equipment cost of $1,427,515 (RMB9,072,000) and interest amount of $186,469 (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB15,120,000 ($2.4 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of June 30, 2024, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.2 million (RMB15,120,000) under capital commitments.

29.	Concentrations and Credit Risk

(a) Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended June 30, 2023 and 2024 as follows:

	Three months ended June 30,
Sales of finished goods and raw materials	2023		2024
Customer A	$10,677,416	25.17%	$18,347,160	38.39%
Zhengzhou BAK Battery Co., Ltd (note 18)	7,669,547	18.08%	*	*

The Company had the following customers that individually comprised 10% or more of net revenue for the six months ended June 30, 2023 and 2024 as follows:

	Six months ended June 30,
Sales of finished goods and raw materials	2023		2024
Customer A	$24,624,760	29.03%	$48,488,869	45.48%
Zhengzhou BAK Battery Co., Ltd (note 18)	16,993,386	20.03%	*	*

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2023 and June 30, 2024 as follows:

	December 31, 2023			June 30, 2024
Customer A	$	*	*	$6,194,548	26.4%
Customer B		7,239,247	27.7%	4,022,846	17.1%
Zhengzhou BAK Battery Co., Ltd (note 18)		12,441,715	47.5%	4,255,488	18.1%

*	Comprised less than 10% of net trade receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended June 30, 2023 and 2024 as follows:

	Three months ended June 30,
	2023		2024
Supplier A	$2,907,877	10.60%	$	*	*
Supplier B	4,440,887	16.19%		*	*
Zhengzhou BAK Battery Co., Ltd (note 18)	*	*		4,439,620	12.45%

The Company had the following suppliers that individually comprised 10% or more of net purchase for the six months ended June 30, 2023 and 2024 as follows:

	Six months ended June 30,
	2023		2024
Supplier A	$8,440,586	13.31%	$	*	*
Supplier B	11,021,119	17.38%		*	*
Zhengzhou BAK Battery Co., Ltd (note 18)	*	*		7,012,173	10.35%

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2023 and June 30, 2024 as follows:

	December 31, 2023		June 30, 2024
Supplier B	$2,689,740	10.1%	$	*	*
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (note 18)	3,489,324	13.0%		3,458,860	10.7%

(b) Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2023 and June 30, 2024, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and online payment platforms located in the PRC, which management believes are of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income. Net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income by segment for the three and six months ended June 30, 2023 and 2024 were as follows:

For the three months ended June 30, 2023	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$22,232,003	$20,188,867	$-	$42,420,870
Cost of revenues	(18,806,856)	(19,729,372)	-	(38,536,228)
Gross profit	3,425,147	459,495	-	3,884,642
Total operating expenses	(4,835,859)	(2,355,472)	(466,361)	(7,657,692)
Operating (loss) income	(1,410,712)	(1,895,977)	(466,361)	(3,773,050)
Finance income (expenses), net	153,678	98,904	(110)	252,472
Other income, net	130,810	107,230	36,000	274,040
Income tax credit	-	307,311	-	307,311
Net (loss) income	(1,126,224)	(1,382,532)	(430,471)	(2,939,227)

For the three months ended June 30, 2024	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$35,598,124	$12,194,921	$-	$47,793,045
Cost of revenues	(22,680,831)	(12,384,188)	-	(35,065,019)
Gross profit (loss)	12,917,293	(189,267)	-	12,728,026
Total operating expenses	(4,783,794)	(1,691,427)	(305,325)	(6,780,546)
Operating income (loss)	8,133,499	(1,880,694)	(305,325)	5,947,480
Finance income (expense), net	619,455	69,318	(52)	688,721
Other (expenses) income, net	(59,586)	247,297	-	187,711
Income tax expenses	(800,727)	-	-	(800,727)
Net income (loss)	7,892,641	(1,564,079)	(305,377)	6,023,185

For the six months ended June 30, 2023	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$51,835,386	$32,982,185	$-	$84,817,571
Cost of revenues	(45,196,881)	(32,830,304)	-	(78,027,185)
Gross profit	6,638,505	151,881	-	6,790,386
Total operating expenses	(8,063,805)	(4,785,884)	(594,637)	(13,444,326)
Operating (loss) income	(1,425,300)	(4,634,003)	(594,637)	(6,653,940)
Finance income (expenses), net	186,660	71,285	(162)	257,783
Other income, net	221,340	199,913	121,000	542,253
Income tax credit	-	710,195	-	710,195
Net (loss) income	(1,017,300)	(3,652,610)	(473,799)	(5,143,709)

As of June 30, 2023
Identifiable long-lived assets	95,839,741	31,906,282	-	127,746,023
Total assets	169,751,833	82,409,230	13,349	252,174,412

For the six months ended June 30, 2024	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$80,435,993	$26,179,484	$-	$106,615,477
Cost of revenues	(49,060,178)	(26,046,226)	-	(75,106,404)
Gross profit	31,375,815	133,258	-	31,509,073
Total operating expenses	(10,763,265)	(3,113,883)	(1,421,462)	(15,298,610)
Operating income (loss)	20,612,550	(2,980,625)	(1,421,462)	16,210,463
Finance income (expenses), net	631,176	67,321	(113)	698,384
Other income, net	180,857	355,468	-	536,325
Income tax expenses	(1,849,513)	-	-	(1,849,513)
Net income (loss)	19,575,070	(2,557,836)	(1,421,575)	15,595,659

As of June 30, 2024
Identifiable long-lived assets	96,251,410	41,736,529	-	137,987,939
Total assets	203,471,301	76,113,457	32,271	279,617,029

Note:	The Company does not allocate its assets located and expenses incurred outside China to its reportable segments because these assets and activities are managed at a corporate level.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
High power lithium batteries used in:
Electric vehicles	$135,731	$199,258	$1,955,979	$679,439
Light electric vehicles	1,147,902	1,825,501	3,115,959	3,335,793
Residential energy supply & uninterruptable supplies	20,948,370	33,573,365	46,763,448	76,420,761
	22,232,003	35,598,124	51,835,386	80,435,993

Materials used in manufacturing of lithium batteries
Cathode	10,070,627	8,248,245	20,691,700	17,434,438
Precursor	10,118,240	3,946,676	12,290,485	8,745,046
	20,188,867	12,194,921	32,982,185	26,179,484
Total consolidated revenue	$42,420,870	$47,793,045	$84,817,571	$106,615,477

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Mainland China	$31,338,415	$24,482,831	$55,885,152	$48,173,594
Europe	10,642,516	21,209,530	27,901,804	54,103,444
Others	439,939	2,100,684	1,030,615	4,338,439
Total	$42,420,870	$47,793,045	$84,817,571	$106,615,477

Substantially all of the Company’s long-lived assets are located in the PRC.

31.	Subsequent events

The Company has evaluated subsequent events from June 30, 2024 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“BAK Investments” are to our Hong Kong subsidiary, BAK Asia Investments Limited;

●	“CBAK Energy” are to our PRC subsidiary, Dalian CBAK Energy Technology Co., Ltd.;

●	“CBAK Energy Investments” are to our Cayman Islands subsidiary, CBAK Energy Investments Holdings;

●	“CBAK Energy Lithium Holdings” are to our Cayman Islands subsidiary, CBAK Energy Lithium Battery Holdings Co., Ltd., a company that was previously named Hitrans Holdings until February 29, 2024;

●	“CBAK Nanjing” are to our PRC subsidiary, CBAK New Energy (Nanjing) Co., Ltd;

●	“CBAK New Energy” are to our PRC subsidiary, Dalian CBAK New Energy Co., Ltd., a company that was previously named Dalian CBAK Trading Co., Ltd. until December 12, 2023;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd.;

●	“CBAK Shangqiu” are to our PRC subsidiary, CBAK New Energy (Shangqiu) Co., Ltd.;

●	“CBAK Suzhou” are to our 90% owned PRC subsidiary, CBAK New Energy (Suzhou) Co., Ltd.;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

●	“Haisheng” are to Hitrans’s wholly-owned PRC subsidiary, Shaoxing Haisheng International Trading Co., Ltd.;

●	“Hitrans” are to our 67.33% owned PRC subsidiary, Zhejiang Hitrans Lithium Battery Technology;

●	“Hitrans Holdings” are to our Cayman Islands subsidiary, Hitrans Holdings Co., Ltd., a company that was previously named CBAK Energy Technology, Inc. until February 29, 2024;

●	“Hong Kong Hitrans” are to our Hong Kong subsidiary, Hong Kong Hitrans Holdings Company Limited, a company that was previously named Hong Kong Nacell Holdings Company Limited until March 22, 2024;

●	“Nanjing BFD” are to our PRC subsidiary, Nanjing BFD New Energy Technology Co., Ltd., a company that was previously named Nanjing Daxin New Energy Automobile Industry Co., Ltd. until February 24, 2023;

●	“Nanjing CBAK” are to our PRC subsidiary, Nanjing CBAK New Energy Technology Co., Ltd.;

●	“RMB” are to Renminbi, the legal currency of China;

●	“SEC” or the “Commission” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

Overview

We are a manufacturer of new energy high power lithium batteries that are mainly used in light electric vehicles, electric vehicles, electric tools, energy storage such as residential energy supply & uninterruptible power supply (UPS) applications, and other high-power applications. Our primary product offerings consist of new energy high power lithium batteries and sodium batteries. In addition, after completing the acquisition of 81.56% of registered equity interests (representing 75.57% of paid-up capital) of Hitrans in November 2021, we entered the business of developing and manufacturing NCM precursor and cathode materials. Hitrans is a leading developer and manufacturer of ternary precursor and cathode materials in China, whose products have a wide range of applications including electric vehicles, electric tools, high-end digital products and storage, among others.

We acquired our operating assets, including customers, employees, patents and technologies from our former subsidiary BAK International (Tianjin) Ltd. We acquired these assets in exchange for a reduction in accounts receivable from our former subsidiaries that were disposed of in June 2014.

As of June 30, 2024, we report financial and operational information in two segments: (i) production of high-power lithium and sodium battery cells and (ii) manufacture and sales of materials used in high power lithium battery cells.

We currently conduct our business primarily through (i) CBAK Power, (ii) Nanjing CBAK, (iii) CBAK Shangqiu, (iv) Nanjing BFD, and (v) Hitrans.

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

Financial Performance Highlights for the Quarter Ended June 30, 2024

The following are some financial highlights for the quarter ended June 30, 2024:

●	Net revenues: Net revenues increased by $5.4 million, or 13%, to $47.8 million for the three months ended June 30, 2024, from $42.4 million for the same period in 2023.

●	Gross profit: Gross profit was $12.7 million, representing an increase of $8.8 million, for the three months ended June 30, 2024 from gross profit of $3.9 million for the same period in 2023.

●

Operating income (loss): Operating income was $5.9 million for the three months ended June 30, 2024, reflecting an increase in income of $9.7 million from an operating loss of $3.8 million for the same period in 2023.

●	Net income (loss): Net income was $6.4 million for the three months ended June 30, 2024, compared to a net loss of $2.6 million for the same period in 2023.

●	Fully diluted income (loss) per share: Fully diluted income per share was $0.07 for the three months ended June 30, 2024, as compared to fully diluted loss per share of $0.03 for the same period in 2023.

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

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%, except that Hitrans, CBAK Power and Nanjing CBAK have been recognized as a “High and New Technology Enterprise” and enjoyed a preferential tax rate of 15% for three years from the approval date, expiring in 2024 to 2025. Our Hong Kong subsidiaries are subject to profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, the entities had not paid any such tax.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2024

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Change
	2023	2024	$	%
Net revenues	$42,421	47,794	5,373	13%
Cost of revenues	(38,536)	(35,065)	3,471	-9%
Gross profit	3,885	12,729	8,844	228%

Operating expenses:
Research and development expenses	(2,981)	(2,955)	26	-1%
Sales and marketing expenses	(964)	(1,368)	(404)	42%
General and administrative expenses	(3,581)	(3,131)	450	-13%
(Provision) recovery of doubtful accounts	(132)	673	805	-610%
Total operating expenses	(7,658)	(6,781)	877	-11%
Operating (loss) income	(3,773)	5,948	9,721	-258%
Finance income, net	253	688	435	172%
Other income, net	238	142	(96)	-40%
Share of loss of equity investee	-	19	19	n/a
Gain on disposal of equity investee	-	27	27	n/a
Change in fair value of warrants liability	36	-	(36)	-100%
Income (loss) before income tax	(3,246)	6,824	10,060	-310%
Income tax credit (expense)	307	(800)	(1,107)	-361%
Net (loss) income	(2,939)	6,024	8,953	-305%
Less: Net loss attributable to non-controlling interests	304	422	118	39%
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	$(2,635)	6,446	9,081	-345%

Net revenues. Net revenues increased by $5.4 million, or 13%, to $47.8 million for the three months ended June 30, 2024, from $42.4 million for the same period in 2023.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended June 30,		Change
	2023	2024	$	%
High power lithium batteries used in:
Electric vehicles	$136	199	63	46%
Light electric vehicles	1,148	1,826	678	59%
Residential energy supply & uninterruptable supplies	20,949	33,574	12,625	60%
	22,233	35,599	13,366	60%

Materials used in manufacturing of lithium batteries
Cathode	1,670	8,248	6,578	394%
Precursor	18,519	3,947	(14,572)	-79%
	20,189	12,195	(7,994)	-40%
Total	$42,422	$47,794	5,372	13%

Net revenues from sales of batteries for electric vehicles were $0.1 million for the three months ended June 30, 2024 as compared to nil in the same period of 2023, representing an increase of $0.1 million.

Net revenues from sales of batteries for light electric vehicles were $1.8 million for the three months ended June 30, 2024, as compared to $1.1 million in the same period of 2023, marking an increase of $0.7 million, or 59%. We will continue to penetrate the market for batteries used in light electric vehicles. The light electric vehicle market experienced growth in the second quarter of 2024. We strive to continue to penetrate the market for batteries used in light electric vehicles, especially the international market such as India.

Net revenues from sales of batteries for residential energy supply & uninterruptable power supplies were $33.6 million in the three months ended June 30, 2024, as compared with $20.9 million in the same period in 2023, representing an increase of $12.6 million, or 60%. The increase in sales of batteries for residential energy supply & uninterruptable supplies in the second quarter of 2024 can be attributed to a combination of factors including growing demand for renewable energy sources. As more businesses and households switch to renewable energy, there has been a growing demand for renewable energy sources and the need for energy storage solutions to support these sources.

Net revenues from sales of materials used in manufacturing of lithium batteries were $12.2 million for the three months ended June 30, 2024, as compared to $20.2 million for the same period of 2023. This primarily resulted from a continued decrease in raw material prices during 2024, which led to significant downward pressure on the pricing of our battery material products.

Cost of revenues. Cost of revenues decreased to $35.1 million for the three months ended June 30, 2024, as compared to $38.6 million for the same period in 2023, a decrease of $3.5 million, or 9%. The cost of revenues includes written down of obsolete inventories of $1.5 million for the three months ended June 30, 2024, as compared to write down of obsolete inventories of $0.6 million for the same period in 2023. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the three months ended June 30, 2024 was $12.7 million, or 26.6% of net revenues as compared to gross profit of $3.9 million, or 9.2% of net revenues, for the same period in 2023.

Research and development expenses. Research and development expenses were $3.0 million for the three months ended June 30, 2024 and 2023. For the three months ended June 30, 2024, we incurred $1.9 million in salaries, social insurance and share-based compensation, compared to $1.4 million for the same period in 2023, representing an increase of $0.5 million or 36% due to a growing number of employees at Nanjing CBAK and new operation in Shangqiu offset by the $0.4 million decrease in materials and consumables used.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $1.4 million for the three months ended June 30, 2024, as compared to approximately $1.0 million for the same period in 2023, an increase of approximately $0.4 million, or 42%. As a percentage of revenues, sales and marketing expenses were 2.9% and 2.3% for the three months ended June 30, 2024 and 2023, respectively. The increase mainly resulted from a $0.3 million increase in promotion expenses. We have expanded our marketing efforts for overseas markets.

General and administrative expenses. General and administrative expenses slightly decreased to $3.1 million, or 6.7% of revenues, for the three months ended June 30, 2024, as compared to $3.6 million, or 8.4% of revenues, for the same period in 2023, representing a decrease of $0.5 million, or 13%. For the three months ended June 30, 2023, we incurred $0.3 million in compensation expenses for restricted shares units granted to our employees, while no such expenses incurred in the same period of 2024.

Provision for (recovery of) doubtful accounts. Recovery of doubtful accounts was $673,330 for the three months ended June 30, 2024 compared to a provision of doubtful accounts of $130,493 for the three months ended June 30, 2023. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating income (loss). As a result of the above, our operating income was $5.9 million for the three months ended June 30, 2024, as compared to an operating loss of $3.8 million for the same period in 2023, representing a $9.7 million increase of income or 258%.

Finance income (expenses), net. Finance income, net was $0.7 million for the three months ended June 30, 2024, as compared to $0.3 million for the same period in 2023, representing an increase of $0.4 million in expenses. The finance income increase mainly resulted from an increase in interest income on our term deposits and changes to exchange rates. We capitalized interest on bank borrowings of $0.3 million and $0.1 million to the cost of construction in progress for the three months ended June 30, 2024 and 2023, respectively.

Other income (expenses), net. Other income was $0.2 million for the three months ended June 30, 2024 and 2023, respectively.

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

Income tax credit (expenses). Income tax expenses were $0.8 million for the three months ended June 30, 2024 compared to an income tax credit of $307,311 for the three months ended June 30, 2023.

Net income (loss). As a result of the foregoing, we had a net income of $6.0 million for the three months ended June 30, 2024, compared to a net loss of $2.9 million for the same period in 2023.

Comparison of Six Months Ended June 30, 2023 and 2024

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Change
	2023	2024	$	%
Net revenues	84,818	106,616	21,798	26%
Cost of revenues	(78,027)	(75,106)	2,921	-4%
Gross profit	6,791	31,510	24,719	364%

Operating expenses:
Research and development expenses	(5,436)	(5,771)	(335)	6%
Sales and marketing expenses	(1,685)	(3,092)	(1,407)	84%
General and administrative expenses	(6,062)	(7,223)	(1,161)	19%
(Provision for) recovery of doubtful accounts	(262)	787	1,049	-400%
Total operating expenses	(13,445)	(15,299)	(1,854)	14%
Operating (loss) income	(6,654)	16,211	22,865	-344%
Finance income, net	258	698	440	171%
Other income, net	421	509	90	21%
Gain on disposal of equity investee	-	27	27	n/a
Change in fair value of warrants liability	121	-	(121)	-100%
Income (loss) before income tax	(5,854)	17,445	23,299	-398%
Income tax credit (expense)	710	(1,849)	(2,559)	-360%
Net income (loss)	(5,144)	15,596	20,740	-403%
Less: Net loss attributable to non-controlling interests	1,128	686	(442)	-39%
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	(4,016)	16,282	20,298	-505%

Net revenues. Net revenues increased by $21.8 million, or 26%, to $106.6 million for the six months ended June 30, 2024, from $84.8 million for the same period in 2023.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Six months ended June 30,		Change
	2023	2024	$	%
High power lithium batteries used in:
Electric vehicles	$1,956	679	(1,277)	-65%
Light electric vehicles	3,116	3,336	220	7%
Residential energy supply & uninterruptable supplies	46,764	76,421	29,657	63%
	51,836	80,436	28,600	55%

Materials used in manufacturing of lithium batteries
Cathode	12,290	17,435	5,145	42%
Precursor	20,692	8,745	(11,947)	-58%
	32,982	26,180	(6,802)	-21%
Total	$84,818	$106,616	21,798	26%

Net revenues from sales of batteries for electric vehicles were $0.7 million for the six months ended June 30, 2024 as compared to $2.0 million in the same period of 2023, representing a decrease of $1.3 million or 65%.

Net revenues from sales of batteries for light electric vehicles were $3.3 million for the six months ended June 30, 2024, as compared to $3.1 million in the same period of 2023, marking an increase of $0.2 million, or 7%.

Net revenues from sales of batteries for residential energy supply & uninterruptable power supplies were $76.4 million in the six months ended June 30, 2024, as compared with $46.8 million in the same period in 2023, representing an increase of $29.7 million, or 63%. The increase in sales of batteries for residential energy supply & uninterruptable supplies in the first half of 2024 can be attributed to a combination of factors including growing demand for renewable energy sources. As more businesses and households switch to renewable energy, there has been a growing demand for renewable energy sources and the need for energy storage solutions to support these sources.

Net revenues from sales of materials used in manufacturing of lithium batteries were $26.2 million for the six months ended June 30, 2024, as compared to $33.0 million for the same period of 2023, a decrease of $6.8 million or 21%. This primarily resulted from a continued decrease in raw material prices during 2024, which led to significant downward pressure on the pricing of our battery material products.

Cost of revenues. Cost of revenues decreased to $75.1 million for the six months ended June 30, 2024, as compared to $78.0 million for the same period in 2023, a decrease of $2.9 million, or 4%. The cost of revenues includes write off of obsolete inventories of $2.0 million for six months ended June 30, 2024, as compared to $1.6 million for the same period in 2023. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the six months ended June 30, 2024 was $31.5 million, or 29.5% of net revenues as compared to gross profit of $6.8 million, or 8.0% of net revenues, for the same period in 2023.

Research and development expenses. Research and development expenses increased slightly to approximately $5.8 million for the six months ended June 30, 2024, as compared to approximately $5.4 million for the same period in 2023, an increase of $0.3 million, or 6%. The increase primarily resulted from $1.3 million in salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK and the new operation in Shangqiu, offset by the $0.6 million decrease in materials and consumables used.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $3.1 million for the six months ended June 30, 2024, as compared to approximately $1.7 million for the same period in 2023, an increase of approximately $1.4 million, or 84%. As a percentage of revenues, sales and marketing expenses were 2.9% and 2.0% for the six months ended June 30, 2024 and 2023, respectively. The increase mainly resulted from an increase of $1.2 million in promotion expenses. We have expanded our marketing efforts for overseas markets.

General and administrative expenses. General and administrative expenses increased to $7.2 million, or 6.8% of revenues, for the six months ended June 30, 2024, as compared to $6.1 million, or 7.1% of revenues, for the same period in 2023, representing an increase of $1.2 million, or 19% increase. We have incurred $1.6 million in business consultancy and legal services fees for the six months ended June 30, 2024 compared to $1.0 million for the same period in 2023. We have engaged serval business consultants to seek financing and funding opportunities. We incurred $3.3 million in salaries and social insurance cost (including share-based compensation) during the six months ended June 30, 2024 compared to $3.1 million during the six months ended June 30, 2023, resulting from a growing number of employees at Nanjing CBAK and new operation in Shangqiu. With the expansion of our business, operating expenses, including lease expenses, travelling and other tax increased by $0.5 million for the six months ended June 30, 2024 compared to the same period in 2023.

(Provision for) recovery of doubtful accounts. Recovery of doubtful accounts was $0.8 million for the six months ended June 30, 2024 compared to a provision for doubtful accounts was $0.2 million for the six months ended June 30, 2023. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating income (loss). As a result of the above, our operating income was $16.2 million for the six months ended June 30, 2024 compared to an operating loss of $6.7 million for the same period in 2023, representing an increase of $22.9 million, or 344%.

Finance income, net. Finance income, net was $0.7 million for the six months ended June 30, 2024, as compared to $0.3 million for the same period in 2023, representing an increase of $0.4 million. The finance income increase mainly resulted from increase in interest income from our term deposits and changes to exchange rates. We capitalized interest on bank borrowings of $0.5 million and $0.3 million to the cost of construction in progress for the six months ended June 30, 2024 and 2023, respectively.

Other income (expenses), net. Other income was $0.5 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.

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

Income tax credit (expense). Income tax expenses was $1.8 million for the six months ended June 30, 2024, for our Dalian operations compared to a tax credit of $710,195 for the six months ended June 30, 2023.

Net income (loss). As a result of the foregoing, we had a net income of $15.6 million for the six months ended June 30, 2024 compares to a net loss of $5.1 million for the same period in 2023.

Liquidity and Capital Resources

We had financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock and other equity-linked securities.

We generated a net income of $15.6 million for the six months ended June 30, 2024. As of June 30, 2024, we had cash and cash equivalents of $20.1 million. Our total current assets were $123.4 million and our total current liabilities were $144.6 million as of June 30, 2024, resulting in a net working capital deficit of $21.2 million.

As of June 30, 2024, we had an accumulated deficit of $118.1 million. We had an accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of June 30, 2024. These factors raise substantial doubts about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2023 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern.

These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lending from Financial Institutions

On November 16, 2021, we obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $16.6 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by our land use rights and buildings. In January 2023, we renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. The facility was secured by our land use rights and buildings. Under the facility, we have borrowed RMB142.8 million (approximately $20.1 million) and RMB159.9 million (approximately $22.0 million as of December 31, 2023 and June 30, 2024, respectively, bearing interest at 3.45% to 3.65% per annum expiring through May 2024 to February 2025.

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

On November 8, 2022, we entered into a short-term loan agreement with China CITIC Bank Shaoxing Branch to August 9, 2023 with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 4.35% per annum. We borrowed RMB10 million (approximately $1.4 million) on the same date. We have repaid RMB5 million (approximately $0.7 million), RMB0.2 million (approximately $0.1 million) and RMB4.8, million (approximately $0.7 million) on November 16, 2022, December 27, 2022 and August 9, 2023, respectively. We entered into another short-term loan agreement with China CITIC Bank Shaoxing Branch for a one-year short-term loan agreement with a maximum amount of RMB0.2 million (approximately $0.1 million) for December 27, 2022 to December 27, 2023, bearing interest rate at 4.20% per annum. We entered into another loan agreement with China CITIC Bank Shaoxing Branch for a short-term loan of RMB4.8 million (approximately $0.7 million) from August 10, 2023 to May 2, 2024, bearing interest rate at 4.3% per annum. We repaid the loan on May 2, 2024.

On December 9, 2022, we obtained a RMB5 million (approximately $0.7 million) letter of credit from China CITIC Bank for a period to October 30, 2023 for settlement of Hitrans purchase. We utilized RMB1.5 million (approximately $0.2 million) letter of credit at an interest rate of 2.7% for a period of one year to January 5, 2023.

On January 7, 2023, we obtained a two-year term facility from Postal Savings Bank of China, Nanjing Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by our CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. We borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum. We repaid the above early on June 15, 2023. On June 27, 2023, we entered into another loan agreement for one year from June 27, 2023 to June 26, 2024 under the two-year term facility for a maximum loan amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.65 % pr annum. We borrowed RMB10 million (approximately $1.4 million) on the same date. The loan was guaranteed by our CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. We repaid the loan on June 26, 2024.

On March 29, 2023, we and Bank of China Limited entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. We borrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by our buildings in Dalian. We repaid RMB5million (approximately $0.7 million) on March 27, 2024. On March 28, 2024, we borrowed another one-year loan of RMB5 million (approximately $0.7 million) bearing interest rate at 3.45% per annum.

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

On July 31, 2023, we obtained a three-year term facility from Bank of China Gaochun Branch, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from July 31, 2023 to July 30, 2026. The facility was guaranteed by our CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, we borrowed RMB10 million (approximately $1.4 million) on July 31, 2023, bearing interest rate at 3.15% per annum. We repaid the loan on July 22, 2024

On August 3, 2023, we and Bank of China entered into a short term loan agreement for one year from August 3, 2023 to August 2, 2024 for a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.55% per annum. We borrowed RMB10 million (approximately $1.4 million) on September 27, 2023. The loan was secured by our buildings in Dalian.

We obtained banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB390 million (approximately $54.0 million) with the term from June 28, 2023 to May 18, 2024. The facility was secured by our term deposits. Under the facility, we have borrowed RMB35.5 million (approximately $4.9 million) as of June 30, 2024, bearing interest at 3.1% per annum expiring through August to November 2024.

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

On April 9, 2024, we and China Zheshang Bank Co., Ltd Shangyu Branch entered into a short-term loan agreement for one year from April 9, 2024 to April 7, 2025 for a maximum loan amount to RMB5.5 million (approximately $0.8 million) bearing interest rate at 4.05% per annum. We borrowed RMB5.5 million (approximately $0.8 million) on the same date.

On June 24, 2024, we and Bank of China, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from June 24, 2024 to June 20, 2025. The facility was guaranteed by our CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, we borrowed RMB10 million (approximately $1.4 million) on June 24, 2024, bearing interest rate at 3.0% per annum.

We borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shenyang Branch totaling RMB176.3 million (approximately $24.3 million) for various terms expiring through July to December 2024, which was secured by term deposit totaling RMB147.1 million (approximately $20.2 million) and bills receivables of $38.7 million (approximately $5.3 million).

We borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB81.5 million (approximately $11.2 million) for various terms expiring through July to December 2024, which was secured by our cash totaling RMB72.7 million (approximately $10.0 million) and bills receivable totaling RMB6.4 million (approximately $0.9 million).

We borrowed a series of acceptance bills from Bank of Jilin Co., Ltd totaling RM9.2 million (approximately $1.3 million) for various terms expiring in July 2024, which was secured by our cash totaling RMB2.8 million (approximately $0.4 million).

As of June 30, 2024, we had unutilized committed banking facilities of $10.5 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

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

As of August 31, 2021, we had not received any notices from the investors to exercise Series B warrants. Series B warrants, along with Series A-2 warrants, had both expired on September 1, 2021. As of June 30, 2024, we had not received any notices from investors to exercise the 2020 Warrants, which had also expired.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2023	2024
Net cash provided by operating activities	$15,827	$10,389
Net cash used in investing activities	(19,570)	(16,952)
Net cash provided by (used in) financing activities	12,151	(31,571)
Effect of exchange rate changes on cash and cash equivalents	(2,125)	(561)
Net increase (decrease) in cash and cash equivalents and restricted cash	6,283	(38,695)
Cash and cash equivalents and restricted cash at the beginning of period	37,356	58,823
Cash and cash equivalents and restricted cash at the end of period	$43,639	$20,128

Operating Activities

Net cash provided by operating activities was $10.4 million in the six months ended June 30, 2024, compared to $15.8 million for the same period in 2023. The net cash provided by operating activities for the six months ended June 30, 2024 was mainly attributable to our net income of $21.0 million (before non-cash depreciation and amortization, recovery from doubtful debts, write-down of inventories, share-based compensation, gain on disposal of machines and investment in equity investees) offset by the $8.9 million increased of trade and bills payable.

Net cash provided by operating activities was $15.8 million in the six months ended June 30, 2023. The net cash provided by operating activities for the six months ended June 30, 2023 was mainly attributable to our net income of $1.9 million (before non-cash depreciation and amortization, provision for of doubtful debts, write-down of inventories, share-based compensation, and change in fair value of warrant liability), an increase of $11.8 million of trade and bills payables, a decrease of $4.0 million of inventories, a decrease of $5.2 million of trade receivable from our former subsidiary offset by an increase of trade and bills receivable of $3.6 million and a decrease of $2.9 million of accrued expenses and other payables.

Investing Activities

Net cash used in investing activities was $17.0 million for the six months ended June 30, 2024, as compared to $19.6 million in the same period of 2023. The net cash used in investing activities for the six months ended June 30, 2024 comprised mainly the purchases of property, plant and equipment and construction in progress $8.3 million and $9.1 million on deposit for acquisition of long-term investments.

Net cash used in investing activities was $19.6 million for the six months ended June 30, 2023, comprised of the purchases of property, plant and equipment and construction in progress.

Financing Activities

Net cash used in financing activities was $31.6 million in the six months ended June 30, 2024, as compared to net cash provided by of $12.2 million in the same period in 2023. The net cash used in financing activities for the six months ended June 30, 2024 was mainly attributable to $34.6 million placement of term deposits, $31.3 million repayment of bank borrowings and $1.3 million repayment on finance leases offset by $34.5 million advances from bank borrowings and $1.1 million proceeds from finance lease.

Net cash provided by financing activities was $12.2 million in the six months ended June 30, 2023. The net cash provided by financing activities for the six months ended June 30, 2023 was mainly attributable to $26.8 million advances from bank borrowings offset by repayment of bank borrowings of $13.6 million.

As of June 30, 2024, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Shaoxing Branch of Bank of Communications Co., Ltd	$22,019	$22,005

Short-term credit facilities:
China Zheshang Bank Co. Ltd Shenyang Branch	15,402	4,885
Jiangsu Gaochun Rural Commercial Bank	1,238	1,238
Bank of China Gaochun Baota Road Branch	1,376	1,376
Bank of China Dalian Jinpu New Area Branch	2,064	2,064
Bank of China Gaochun Branch	1,376	1,376
Zhejiang Shangyu Rural Commercial Bank	1,376	1,376
China Zheshang Bank Co., Ltd	757	757
	23,589	13,072

Other lines of credit:
China Zheshang Bank Co., Ltd	35,477	35,477
Bank of Jilin Co., Ltd	1,261	1,261
	36,738	36,738
Total	$82,346	$71,815

Capital Expenditures

We incurred capital expenditures of $8.3 million and $19.6 million in the six months ended June 30, 2024 and 2023, respectively. Our capital expenditures were used primarily to construct or upgrade our Dalian, Nanjing and Zhejiang facilities.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2024.

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

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Date: August 12, 2024

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

By:	/s/ Jiewei Li
Jiewei Li
Chief Financial Officer