Form 10-Q
period 2024-09-30
CBAK Energy Technology, Inc.
filed 2024-11-12
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2024 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	89,939,190

CBAK ENERGY TECHNOLOGY, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTNS ENDED

SEPTEMBER 30, 2023 AND 2024

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2024 (unaudited)	2
Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the three and nine months ended September 30, 2023 and 2024 (unaudited)	3
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2024 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2024 (unaudited)	6
Notes to the Condensed Consolidated Financial Statements (unaudited)	7

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Balance Sheets

As of December 31, 2023 and September 30, 2024

(Unaudited)

(In US$ except for number of shares)

	Note	December 31, 2023	September 30, 2024
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$4,643,267	$10,448,362
Pledged deposits	2	54,179,549	37,415,946
Short-term deposits	3	-	13,788,170
Trade and bills receivable, net	4	28,653,047	34,910,784
Inventories	5	33,413,422	23,938,925
Prepayments and other receivables	6	7,459,254	9,950,350
Receivables from a former subsidiary, net	18	74,946	7,580
Total current assets		128,423,485	130,460,117

Property, plant and equipment, net	7	91,628,832	89,365,457
Construction in progress	8	37,797,862	38,993,618
Long-term investments, net	9	2,565,005	2,336,537
Prepaid land use rights	10	11,712,704	11,601,078
Intangible assets, net	11	841,360	507,113
Deposit paid for acquisition of long-term investments	14	7,101,492	16,500,192
Operating lease right-of-use assets, net		1,084,520	3,713,242
Total assets		$281,155,260	$293,477,354

Liabilities
Current liabilities
Trade and bills payable	15	$82,429,575	$89,472,191
Short-term bank borrowings	16	32,587,676	25,708,098
Other short-term loans	16	339,552	337,147
Accrued expenses and other payables	17	41,992,540	35,144,908
Payables to a former subsidiary, net	18	411,111	407,560
Deferred government grants, current	19	375,375	499,861
Product warranty provisions	20	23,870	17,099
Operating lease liability, current	10	691,992	1,527,829
Finance lease liability, current	10	1,643,864	762,694
Income tax payable		-	343,856
Total current liabilities		160,495,555	154,221,243

Deferred government grants, non-current	19	6,203,488	5,778,875
Product warranty provisions	20	522,574	410,350
Operating lease liability, non-current	10	475,302	2,683,772
Total liabilities		167,696,919	163,094,240

Commitments and contingencies	28

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 90,063,396 issued and 89,919,190 outstanding as of December 31, 2023 and 90,083,396 issued and 89,939,190 outstanding as of September 30, 2024		90,063	90,083
Donated shares		14,101,689	14,101,689
Additional paid-in capital		247,465,817	247,732,612
Statutory reserves	22	1,230,511	1,230,511
Accumulated deficit		(134,395,762)	(118,096,203)
Accumulated other comprehensive loss		(11,601,403)	(9,826,023)
		116,890,915	135,232,669
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equity		112,824,305	131,166,059
Non-controlling interests		634,036	(782,945)
Total equity		113,458,341	130,383,114
Total liabilities and shareholder’s equity		$281,155,260	$293,477,354

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and nine months ended September 30, 2023 and 2024

(Unaudited)

(In US$ except for number of shares)

		Three months ended September 30,		Nine months ended September 30,
	Note	2023	2024	2023	2024
Net revenues	30	$63,441,109	$44,628,241	$148,258,680	$151,243,718
Cost of revenues		(51,192,531)	(37,673,684)	(129,219,716)	(112,780,088)
Gross profit		12,248,578	6,954,557	19,038,964	38,463,630
Operating expenses:
Research and development expenses		(2,577,714)	(3,434,351)	(8,013,760)	(9,205,378)
Sales and marketing expenses		(1,116,377)	(1,022,549)	(2,800,969)	(4,114,954)
General and administrative expenses		(3,240,770)	(2,779,519)	(9,302,798)	(10,002,040)
Allowance for expected credit losses		(24,623)	(546,011)	(286,283)	241,332
Total operating expenses		(6,959,484)	(7,782,430)	(20,403,810)	(23,081,040)
Operating income (loss)		5,289,094	(827,873)	(1,364,846)	15,382,590
Finance (expense) income, net		(447,031)	(40,350)	(189,248)	658,034
Other income, net		601,654	521,916	1,022,907	1,031,329
Gain on disposal of equity investee		-	55	-	26,967
Change in fair value of warrants		15,000	-	136,000	-
Income (loss) before income tax		5,458,717	(346,252)	(395,187)	17,098,920
Income tax credit (expenses)	21	305,431	(339,287)	1,015,626	(2,188,800)
Net income (loss)		5,764,148	(685,539)	620,439	14,910,120
Less: Net loss attributable to non-controlling interest		570,644	703,186	1,699,008	1,389,439
Net income attributable to CBAK Energy Technology, Inc.		$6,334,792	$17,647	$2,319,447	$16,299,559

Net income (loss)		5,764,148	(685,539)	620,439	14,910,120
Other comprehensive loss
– Foreign currency translation adjustment		(515,279)	4,483,655	(6,405,609)	1,747,838
Comprehensive income (loss)		5,248,869	3,798,116	(5,785,170)	16,657,958
Less: Comprehensive loss attributable to non-controlling interest		553,874	719,587	1,927,515	1,416,981
Comprehensive (loss) income attributable to CBAK Energy Technology, Inc.		$5,802,743	$4,517,703	$(3,857,655)	$18,074,939

Income per share	26
– Basic		$0.07	$0.00	$0.03	$0.18
– Diluted		$0.07	$0.00	$0.03	$0.18

Weighted average number of shares of common stock:	26
– Basic		89,473,026	89,931,617	89,171,988	89,929,477
– Diluted		89,904,319	90,229,849	89,582,401	90,267,431

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the three months ended September 30, 2023 and 2024

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional			Accumulated other	Non-	Treasury shares		Total shareholders’
	Number of		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number of		equity
	shares	Amount	shares	capital	reserves	deficit	income (loss)	interest	shares	Amount	(deficit)
Balance as of July 1, 2023	89,151,731	$89,151	$14,101,689	$247,070,345	$1,230,511	$(135,962,050)	$(13,798,697)	$5,509,482	(144,206)	$(4,066,610)	$114,173,821
Net income (loss)	-	-	-	-	-	6,334,792	-	(570,644)	-	-	5,764,148
Common stock issued to employees for stock award	459,665	460	-	(460)	-	-	-	-	-	-	-
Share-based compensation for employee and director stock awards	-	-	-	130,470	-	-	-	-	-	-	130,470
Foreign currency translation adjustment	-	-	-	-	-	-	(532,049)	16,770	-	-	(515,279)
Balance as of September 30, 2023	89,611,396	$89,611	$14,101,689	$247,200,355	$1,230,511	$(129,627,258)	$(14,330,746)	$4,955,608	(144,206)	$(4,066,610)	$119,553,160

Balance as of July 1, 2024	90,083,396	$90,083	$14,101,689	$247,674,563	$1,230,511	$(118,113,850)	$(14,326,079)	$(63,358)	(144,206)	$(4,066,610)	$126,526,949
Net income (loss)	-	-	-	-	-	17,647	-	(703,186)	-	-	(685,539)
Share-based compensation for employee and director stock awards	-	-	-	58,049	-	-	-	-	-	-	58,049

Foreign currency translation adjustment	-	-	-	-	-	-	4,500,056	(16,401)	-	-	4,483,655
Balance as of September 30, 2024	90,083,396	$90,083	$14,101,689	$247,732,612	$1,230,511	$(118,096,203)	$(9,826,023)	$(782,945)	(144,206)	$(4,066,610)	$130,383,114

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the nine months ended September 30, 2023 and 2024

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional			Accumulated other	Non-	Treasury shares		Total shareholders’
	Number of		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number of		equity
	shares	Amount	shares	capital	reserves	deficit	Income (loss)	interest	shares	Amount	(deficit)
Balance as of January 1, 2023	89,135,064	$89,135	$14,101,689	$246,240,998	$1,230,511	$(131,946,705)	$(8,153,644)	$6,883,123	(144,206)	$(4,066,610)	$124,378,497
Net income (loss)	-	-	-	-	-	2,319,447	-	(1,699,008)	-	-	620,439
Share-based compensation for employee and director stock awards	-	-	-	959,833	-	-	-	-	-	-	959,833
Common stock issued to employees and directors for stock awards	476,332	476	-	(476)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(6,177,102)	(228,507)	-	-	(6,405,609)
Balance as of September 30, 2023	89,611,396	$89,611	$14,101,689	$247,200,355	$1,230,511	$(129,627,258)	$(14,330,746)	$4,955,608	(144,206)	$(4,066,610)	$119,553,160

Balance as of January 1, 2024	90,063,396	$90,063	$14,101,689	$247,465,817	$1,230,511	$(134,395,762)	$(11,601,403)	$634,036	(144,206)	$(4,066,610)	$113,458,341
Net income (loss)	-	-	-	-	-	16,299,559	-	(1,389,439)	-	-	14,910,120
Share-based compensation for employee and director stock awards	-	-	-	266,815	-	-	-	-	-	-	266,815
Common stock issued to employees and directors for stock awards	20,000	20	-	(20)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	1,775,380	(27,542)	-	-	1,747,838
Balance as of September 30, 2024	90,083,396	$90,083	$14,101,689	$247,732,612	$1,230,511	$(118,096,203)	$(9,826,023)	$(782,945)	(144,206)	$(4,066,610)	$130,383,114

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed consolidated statements of cash flows

For the nine months ended September 30, 2023 and 2024

(Unaudited)

(In US$)

	Nine months ended September 30,
	2023	2024
Cash flows from operating activities
Net income	$620,439	14,910,120
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,168,060	6,147,032
Allowance for expected credit losses	273,136	(334,164)
Amortization of operating lease	397,481	913,789
Write-down of inventories	2,074,233	3,364,889
Share-based compensation	959,833	266,815
Changes in fair value of warrants liability	(136,000)	-
Gain on disposal of property, plant and equipment	-	(184,555)
Gain on disposal on equity investee	-	(26,967)
Changes in operating assets and liabilities:
Trade and bills receivable	(20,463,675)	(5,486,254)
Inventories	7,766,141	5,871,262
Prepayments and other receivable	(1,823,889)	(1,861,326)
Trade and bills payable	24,935,040	6,260,817
Accrued expenses and other payables and product warranty provisions	(3,760,511)	1,091,820
Operating lease liabilities	(430,127)	(1,387,042)
Trade receivable from and payables to former subsidiaries	5,102,972	66,554
Income tax payable	134,258	465,430
Deferred tax assets	(1,072,434)	-
Net cash provided by operating activities	20,744,957	30,078,220

Cash flows from investing activities
Deposit paid for acquisition of long-term investment	(3,799,522)	(9,092,679)
Proceeds from disposal of an equity method investees	-	278,064
Proceeds from disposal of property, plant and equipment	-	184,555
Purchases of property, plant and equipment and construction in progress	(24,937,832)	(11,481,670)
Net cash used in investing activities	(28,737,354)	(20,111,730)

Cash flows from financing activities
Borrowings from banks	36,355,590	40,864,500
Repayment of bank borrowings	(16,649,590)	(47,935,100)
Placement of term deposits	-	(30,999,022)
Withdrawal of term deposits	-	17,545,368
Borrowings from a shareholder	199,942	-
Repayment of borrowings to a shareholder	(259,960)	-
Repayment of borrowings from a unrelated party	(279,231)	-
Proceeds from finance lease	-	1,112,254
Principal payments of finance leases	(841,729)	(2,050,580)
Net cash provided by (used in) financing activities	18,525,022	(21,462,580)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,200,580)	537,582
Net increase (decrease) in cash and cash equivalents and restricted cash	8,332,045	(10,958,508)
Cash and cash equivalents and restricted cash at the beginning of period	37,356,076	58,822,816
Cash and cash equivalents and restricted cash at the end of period	$45,688,121	$47,864,308

Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$15,174,632	$3,130,934
Lease liabilities arising from obtaining right-of-use assets	$93,074	$3,504,162

Cash paid during the year for:
Income taxes	$-	$1,853,346
Interest, net of amounts capitalized	$124,780	$378,388

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2023 and 2024

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

As of September 30, 2024, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On July 8, 2022, Hitrans held its second shareholder meeting (“the shareholder meeting”) in 2022 to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.4 million) and to accept an investment of RMB22 million (approximately $3.2 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and an investment of RMB18 million (approximately $2.6 million) from Mr. Haijun Wu (collectively “management shareholder”). Under the resolution, 10% of the investment injection (RMB4 million or $0.6 million) contributed towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.2 million) treated as additional paid-in capital contribution of Hitrans. 25% of the investments from the management shareholder were required to be in place before August 15, 2022, 25% of the investments were required to be in place before December 31, 2022 and the 50% balance (RMB20 million) were required to be received June 30, 2024. As of September 30, 2024, RMB10 million (approximately $1.5 million), representing the 25% of the investments were received.

On December 8, 2022, CBAK Power entered into equity interest transfer agreements with five individuals to disposal in aggregate 6.82% of Hitrans equity interests for a total consideration of RMB30,000,000 (approximately $4.3 million). The transaction was completed on December 30, 2022.

On March 10, 2023, CBAK Power entered into an agreement with Nanjing BFD to transfer the 67.33% equity interests CBAK Power holds in Hitrans to Nanjing BFD. However, this transaction was postponed due to internal restructuring reasons. Subsequently, on March 26, 2024, CBAK New Energy entered into an agreement with CBAK Power to acquire the same 67.33% equity interest in Hitrans. The registration of this equity transfer with the local government was also completed on the same date. As a result of this transaction, CBAK New Energy has become the controlling shareholder of Hitrans, while CBAK Power no longer holds any equity interest in Hitrans.. As of September 30, 2024, CBAK New Energy’s equity interests in Hitrans was 67.33% (representing 69.12% of paid up capital).

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

On July 25, 2023, CBAK New Energy (Shangqiu) Co., Ltd (“CBAK Shangqiu”) was established as a wholly owned subsidiary of CBAK Power with a registered capital of RMB50 million (approximately $6.9 million). Pursuant to CBAK Shangqiu’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Shangqiu on or before July 24, 2043. Up to the date of this report, CBAK Power has contributed RMB17.8 million (approximately $2.5 million) to CBAK Shangqiu. CBAK Shsngqiu principally engaged in manufacture of lithium-ion batteries.

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

As of August 31, 2021, the Company had not received any notices from the investors to exercise Series B warrants. As of the date of this report, all of the warrants were expired.

As of September 30, 2024, the Company had $25.7 million bank loans and approximately $128.5 million of other current liabilities.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated deficit from net losses from prior year and significant short-term debt obligations maturing in less than one year as of September 30, 2024. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Contract liability

The Company’s contract liabilities consist of deferred revenue associated with batteries development and deposits received from customers allocated to the performance obligations that are unsatisfied. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented. The table below presents the activity of the deferred batteries development and sales of batteries revenue during the nine months ended September 30, 2023 and 2024 respectively:

	September 30
	2023	2024
Balance at beginning of the year	$1,869,525	$784,000
Development fees collected/ deposits received	-	-
Development and sales of batteries revenue recognized	-	-
Foreign exchange adjustment	(51,570)	-
Balance at end of period	$1,817,955	$784,000

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. This creates an exception to the general recognition and measurement principles in ASC 805. As a smaller reporting company, ASU 2021-08 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2023, with early adoption permitted. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted ASU 2021-08 beginning January 1, 2024. The adoption did not have material impact on the Company’s condensed consolidated financial statement.

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company adopted ASU 2023-01 beginning January 1, 2024. The adoption did not have material impact on the Company’s condensed consolidated financial statement.

In March 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, that is intended to improve the accounting and disclosures for investments in tax credit structures. This ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company adopted ASU 2023-2 beginning January 1, 2024. The adoption did not have material impact on the Company’s condensed consolidated financial statement.

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

Pledged deposits as of December 31, 2023 and September 30, 2024 consisted of pledged deposits with banks for bills payable (note 15).

3.	Short-term deposits

Short-term deposits represent time deposits placed with banks with maturities of six months. Interest earned is recorded as finance income in the condensed consolidated financial statement. As of December 31, 2023 and September 30, 2024, substantially all of the Company’s short-term deposits amounting to nil and $13,788,170, respectively, had been placed in reputable financial institutions in the PRC.

4.	Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2023 and September 30, 2024:

	December 31,	September 30,
	2023	2024
Trade receivable	$29,368,296	$27,619,823
Less: Allowance for credit losses	(3,198,249)	(2,921,714)
	26,170,047	24,698,109
Bills receivable	2,483,000	10,212,675
	$28,653,047	$34,910,784

Included in trade and bills receivables are retention receivables of $65,162 and $74,520 as of December 31, 2023 and September 30, 2024. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for credit losses is as follows:

Balance as at January 1, 2024	$3,198,249
Current period reversal, net	(209,780)
Current period write off	(95,173)
Foreign exchange adjustment	28,418
Balance as at September 30, 2024	$2,921,714

5.	Inventories

Inventories as of December 31, 2023 and September 30, 2024 consisted of the following:

	December 31,	September 30,
	2023	2024
Raw materials	$3,779,414	$3,240,516
Work in progress	9,525,568	4,596,060
Finished goods	20,108,440	16,102,349
	$33,413,422	$23,938,925

During the three months ended September 30, 2023 and 2024, write-downs of obsolete inventories to lower of cost or net realizable value of $499,300 and $1,371,328, respectively, were charged to cost of revenues.

During the nine months ended September 30, 2023 and 2024, write-downs of obsolete inventories to lower of cost or net realizable value of $2,074,233 and $3,364,889, respectively, were charged to cost of revenues.

6.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2023 and September 30, 2024 consisted of the following:

	December 31,	September 30,
	2023	2024
Value added tax recoverable	$5,248,210	$3,386,543
Prepayments to suppliers	1,341,596	5,412,119
Deposits	108,492	101,684
Staff advances	113,336	184,483
Prepaid operating expenses	645,390	616,350
Interest receivable	-	224,129
Others	292,458	288,522
	7,749,482	10,213,830
Less: Allowance for credit losses	(290,228)	(263,480)
	$7,459,254	$9,950,350

An analysis of the allowance for credit losses is as follows:

Balance as at January 1, 2024	$290,228
Current period reversal, net	(29,211)
Foreign exchange adjustment	2,463
Balance as at September 30, 2024	$263,480

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2023 and September 30, 2024 consisted of the following:

	December 31, 2023	September 30, 2024
Buildings	$45,843,428	$46,377,779
Leasehold Improvements	7,214,436	8,198,517
Machinery and equipment	83,625,645	87,744,432
Office equipment	1,983,601	2,402,892
Motor vehicles	727,452	831,884
	139,394,562	145,555,504
Impairment	(17,358,096)	(17,405,879)
Accumulated depreciation	(30,407,634)	(38,784,168)
Carrying amount	$91,628,832	$89,365,457

During the three months ended September 30, 2023 and 2024, the Company incurred depreciation expense of $1,872,455 and $1,813,000, respectively.

During the nine months ended September 30, 2023 and 2024, the Company incurred depreciation expense of $6,740,160 and $5,922,019, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three and nine months ended September 30, 2023 and 2024.

8.	Construction in Progress

Construction in progress as of December 31, 2023 and September 30, 2024 consisted of the following:

	December 31,	September 30,
	2023	2024
Construction in progress	$24,876,463	$28,164,152
Prepayment for acquisition of property, plant and equipment	12,921,399	10,829,466
Carrying amount	$37,797,862	$38,993,618

Construction in progress as of December 31, 2023 and September 30, 2024 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power, Nanjing CBAK and Hitrans.

For the three months ended September 30, 2023 and 2024, the Company capitalized interest of $191,917 and $169,159 respectively to the cost of construction in progress.

For the nine months ended September 30, 2023 and 2024, the Company capitalized interest of $586,198 and $640,938, respectively, to the cost of construction in progress.

9.	Long-term investments, net

Long-term investments as of December 31, 2023 and September 30, 2024 consisted of the following:

	December 31, 2023	September 30, 2024
Investments in equity method investees	$1,926,611	$1,690,957
Investments in non-marketable equity	638,394	645,580
	$2,565,005	$2,336,537

The following is the carrying value of the long-term investments:

	December 31, 2023		September 30, 2024
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Investments in equity method investees
Guangxi Guiwu CBAK New Energy Technology Co., Ltd (a)	$254,475	20%	$-	-
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (b)	1,672,136	26%	1,690,957	26%
	$1,926,611		$1,690,957

Investments in non-marketable equity
Hunan DJY Technology Co., Ltd	$638,394		$645,580
Nanjing CBAK Education For Industry Technology Co., Ltd	-		-
	$638,394		$645,580

(a) Investments in Guangxi Guiwu CBAK New Energy Technology Co., Ltd

Balance as of January 1, 2023	$289,473
Loss from investment	(27,428)
Foreign exchange adjustment	(7,570)
Balance as of December 31, 2023	254,475
Proceeds from disposal of investment	(278,064)
Profit from disposal	26,967
Foreign exchange adjustment	(3,378)
Balance as of September 30, 2024	$-

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

On April 19, 2024, NJ CABK entered into an equity transfer agreement with Chilwee Group Co., Ltd to disposal its equity interest in Guangxi Guiwu at consideration of RMB2 million (approximately $0.3 million). NJ CBAK recorded a gain on disposal of $26,967 for the nine months ended September 30, 2024.

(b) Investments in Zhejiang Shengyang Renewable Resources Technology Co., Ltd.

Balance as of January 1, 2023	$-
Investments made	4,044,175
Impairment loss	(2,366,080)
Foreign exchange adjustment	(5,959)
Balance as of December 31, 2023	1,672,136
Loss from investment	-
Foreign exchange adjustment	18,821
Balance as of September 30, 2024	$1,690,957

On September 27, 2023, Hitrans, entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Hitrans shall pay the Initial Acquisition price in two (2) installments as follows: (i) 50% of the price due within five business days following the execution of the Equity Transfer Contract and satisfaction of other conditions precedent set forth in the same; and (ii) the remaining 50% of the price due within five business days following Mr. Xu successful transfer to Hitrans of the 26% equity interest in Zhejiang Shengyang. Within fifteen business days after Hitrans has paid 50% of the price, or RMB14.3 million, the parties shall complete the registration of equity change with the local governmental authorities. Zhejiang Shengyang is a material supplier of Hitrans since June 2020. On November 6, 2023, Hitrans completed the registration of 26% equity interest of Zhejiang Shengyang. The Company recorded an impairment loss of $2.4 million (RMB16.7 million) from the investment to Zhejinag Shengyang for the year ended December 31, 2023. No income or loss was shared from the investment to Zhejiang Shengyang for the three and nine months ended September 30, 2024.

And within three months following the Initial Acquisition, Mr. Xu, an related third party shall transfer an additional 44% equity interest in Zhejiang Shengyang to Hitrans at the same price per share as that of the Initial Acquisition (the “Follow-on Acquisition”). The parties shall enter into another agreement to detail the terms of the Follow-on Acquisition. As of the date of this report, the Follow-on Acquisition was not completed. The management team of Hitrans is currently in negotiations with Mr. Xu regarding a potential postponement of the payment and equity transfer.

Investments in non-marketable equity

	December 31, 2023	September 30, 2024
Cost	$1,268,124	$1,282,398
Impairment	(629,730)	(636,818)
Carrying amount	$638,394	$645,580

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

On April 2023, DJY board declared dividend of $0.8 million (approximately RMB6 million). The dividend were distributed in May 2023 and based on the paid up capital of each shareholders, the dividend income shared by CBAK Power was $84K (approximately RMB0.6 million) which was included in other income (expense) for the three and nine months ended September 30, 2023. No dividend was declared in 2024.

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

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. The Company recognized nil impairment loss for the three and nine months period ended September 30, 2023 and 2024.

10.	Lease

(a) Prepaid land use rights

Prepaid land
lease payments
Balance as of January 1, 2023	$12,361,163
Amortization charge for the year	(322,160)
Foreign exchange adjustment	(326,299)
Balance as of December 31, 2023	11,712,704
Amortization charge for the period	(237,565)
Foreign exchange adjustment	125,939
Balance as of September 30, 2024	$11,601,078

In August 2014 and November 2021, the Group acquired land use rights to build a factory of the Company in Dalian, PRC and Zhejiang, PRC.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

Amortization expenses of the prepaid land use rights were $71,636 and $79,511 for the three months ended September 30, 2023 and 2024 and $236,173 and $237,565 for the nine months ended September 30, 2023 and 2024, respectively.

No impairment loss was made to the carrying amounts of the prepaid land use right for the three and nine months ended September 30, 2023 and 2024.

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

On April 6, 2021, Nanjing CBAK entered into a lease agreement for warehouse space in Nanjing with a three year term, commencing on April 15, 2021 and expiring on April 14, 2024. The monthly rental payment is approximately RMB97,743 ($14,230) per month. The lease was renewed for one year with a monthly rental of RMB90,224 (approximately $12,856) to May 14, 2025.

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

On December 30, 2022, Hitrans entered into a lease agreement with liquid gas supplier for a five year term for supplying liquid nitrogen and oxygen to December 29, 2027. The monthly rental payment is approximately RMB7,265 ($1,058) per month.

On April 20, 2023, Hitrans entered into another lease agreement for extra staff quarters spaces in Zhejiang with a three year term commencing on May 1, 2023 and expiring on April 30, 2026. The monthly rental payment is RMB28,000 ($3,860) per month. On July 1, 2024, Hitrans entered into an amendment to early terminate the lease and entered into a new lease for a period of two years from July 1, 2024 to June 30, 2026. The monthly rental payment is RMB14,000 ($1,995) per month.

Nanjing CBAK entered into a lease agreement for office and factory spaces in Nanjing for a period of one year, commencing on August 1, 2023 and expiring on July 31, 2024. The monthly rental payment is approximately RMB160,743 ($22,649) per month. The lease was renewed for three years to August 31, 2027 with the same monthly rental.

The Company entered into a lease agreement for manufacturing and factory spaces in Shangqiu with a terms of six years, commencing on January 1, 2024 to December 31, 2029. The monthly rental payment is RMB265,487 ($36,769) per month.

The Company has entered into a lease agreement for staff quarters spaces in Shangqiu from May 16, 2024 to December 31, 2029 for a monthly rental of RMB19,404 ($2,765).

Operating lease expenses for the three and nine months ended September 30, 2023 and 2024 for the capitation agreement was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Operating lease cost – straight line	$110,057	$337,405	$375,804	$957,144

(c) Company as lessee - Finance lease

	December 31,	September 30,
	2023	2024
Property, plant and equipment, at cost	$4,598,426	$8,441,208
Accumulated depreciation	(828,351)	(2,337,763)
Impairment	(3,770,075)	(6,103,445)
Property, plant and equipment, net under finance lease	-	-

Finance lease liabilities, current	1,643,864	762,694
Finance lease liabilities, non-current	-	-
Total finance lease liabilities	$1,643,864	$762,694

The components of finance lease expenses for the three and nine months ended September 30, 2023 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Finance lease cost:
Depreciation of assets	44,275	-	102,999	-
Interest of lease liabilities	4,995	20,242	11,622	60,479
Total lease expense	$49,270	$20,242	$114,621	$60,479

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2024:

	Operating leases	Finance leases

Remainder of 2024	$769,615	$781,978
2025	1,031,673	-
2026	928,195	-
2027	516,579	-
2028	486,314	-
Thereafter	932,643	-
Total undiscounted cash flows	4,665,019	781,978
Less: imputed interest	(453,418)	(19,284)
Present value of lease liabilities	$4,211,601	$762,694

Lease term and discount rate:

	December 31, 2023	September 30, 2024
Weighted-average remaining lease term
Land use rights	36.9	36.2
Operating lease	2.71	4.18
Finance lease	0.96	0.16

Weighted-average discount rate
Land use rights	Nil	Nil
Operating lease	4.69%	4.35%
Finance lease	1.37%	2.9%

Supplemental cash flow information related to leases where the Company was the lessee for the three and nine months ended September 30, 2023 and 2024 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Operating cash outflows from operating assets	$92,457	$120,979	$483,932	$552,796

11.	Intangible Assets, net

Intangible assets as of December 31, 2023 and September 30, 2024 consisted of the followings:

	December 31, 2023	September 30, 2024
Computer software at cost	$139,732	$158,831
Sewage discharge permit	1,715,450	1,734,761
	1,855,182	1,893,592
Accumulated amortization	(1,013,822)	(1,386,479)
	$841,360	$507,113

Amortization expenses were $133,450 and $118,987 for the three months ended September 30, 2023 and 2024, respectively.

Amortization expenses were $374,110 and $352,481 for the nine months ended September 30, 2023 and 2024, respectively.

Total future amortization expenses for finite-lived intangible assets as of September 30, 2024 were estimated as follows:

Remainder of 2024	$120,482
2025	326,168
2026	14,986
2027	9,653
2028	8,037
Thereafter	27,787
Total	$507,113

12.	Acquisition of subsidiaries

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

13.	Goodwill

Balance as of January 1, 2023	$-
Impairment of goodwill	-
Foreign exchange adjustment	-
Balance as of December 31, 2023 and September 30, 2024	$-

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

14.	Deposit paid for acquisition of long-term investments

Deposit paid for acquisition of long-term investments as of December 31, 2023 and September 30, 2024 consisted of the following:

	December 31,	September 30,
	2023	2024
Investments in non-marketable equity	$7,101,492	$16,500,192

On September 27, 2023, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in Shenzhen BAK Power Battery Co., Ltd. (“BAK SZ”) to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (the “Target Equity”). Pursuant to the terms of the Equity Transfer Agreement, Nanjing CBAK will pay the Target Equity in three (3) installments as follows: (i) RMB40 million (approximately $5.5 million) due prior to December 31, 2023; (ii) RMB90 million (approximately $12.4 million) due prior to September 30, 2024, and (iii) the remaining Target Equity balance of RMB130 million (approximately $17.8 million) due following SZ BAK’s successful transfer to Nanjing CBAK of the five percent (5%) equity interest in BAK SZ. Upon Nanjing CBAK having paid RMB130 million of the Target Equity, the parties shall work together to complete the registration of equity change with the local governmental authorities. Up to the date of this report, Nanjing CBAK has paid RMB115.8 million (approximately $16.5 million) to SZ BAK. The Equity Transfer Agreement may be terminated in writing through negotiation by all parties and the deposit paid was refundable on demand.

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

15.	Trade and Bills Payable

Trade and bills payable as of December 31, 2023 and September 30, 2024 consisted of the followings:

	December 31,	September 30,
	2023	2024
Trade payable	$26,764,807	$33,866,587
Bills payable
– Bank acceptance bills	55,664,768	52,812,825
– Letter of credit	-	2,792,779
	$82,429,575	$89,472,191

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills and letter of credit were pledged by:

(i)	the Company’s pledged deposits (note 2) and short-term deposits (note 3);

(ii)	$0.3 million and $2.8 million of the Company’s bills receivable as of December 31, 2023 and September 30, 2024, respectively (note 4).

(iii)	the Company’s prepaid land use rights (note 10)

16.	Loans

Bank loans:

Bank borrowings as of December 31, 2023 and September 30, 2024 consisted of the followings:

	December 31,	September 30,
	2023	2024
Short-term bank borrowings	$32,587,676	$25,708,098

On November 16, 2021, the Company obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $16.6 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. In January 2023, the Company renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB142.8 million (approximately $20.1 million) and RMB159.9 million (approximately $22.8  million) as of December 31, 2023 and September 30, 2024, respectively, bearing interest at 3.45% to 3.65% per annum expiring through January to May 2025.

On January 17, 2022, the Company obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. The Company borrowed RMB10 million (approximately $1.4 million) on January 20, 2022 for a term until January 16, 2023. The Company repaid RMB10 million (approximately $1.4 million) early on January 5, 2023. On January 6, 2023, the Company borrowed a one-year term loan of RMB10 million (approximately $1.4 million) for a period of one year to January 4, 2024, bearing interest at 120% of benchmark rate of the PBOC for short-term loans, which is 3.85% per annum, while other terms and guarantee remain the same. The Company repaid the loan on January 4, 2024.

On February 9, 2022, the Company obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB10 million (approximately $1.4 million) on February 17, 2022 for a term until January 28, 2023. The Company repaid RMB10 million (approximately $1.4 million) on January 16, 2023. On January 17, 2023, the Company borrowed a one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 129% of benchmark rate of PBOC for short-term loans, which is 4.70% per annum for a term until January 13, 2024. The Company repaid the loan on January 13, 2024.

On April 28, 2022, the Company obtained a three-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB12 million (approximately $1.7 million) with the term from April 21, 2022 to April 21, 2025. The facility was guaranteed by the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, the Company borrowed RMB10 million (approximately $1.5 million) on April 29, 2022, bearing interest at 3.95% per annum for a term until April 29, 2023. The Company repaid RMB10 million (approximately $1.4 million) on April 19, 2023. On April 20, 2023, the Company borrowed another one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 102.5% of benchmark rate of PBOC for short-term loans, which is 3.90% per annum for a term until April 19, 2024. The Company repaid the loan on April 19, 2024.

On September 25, 2022, the Company entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.3 million) bearing interest rate at 4.81% per annum. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB9 million (approximately $1.3 million) on September 27, 2022 for a term until September 24, 2023. The Company repaid the loan on September 24, 2023.

The Company entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.2 million) bearing interest rate at 4.6% per annum for a period from September 27, 2023 to August 31, 2024. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company borrowed RMB9 million (approximately $1.3 million )  on September 27, 2023 for a term until August 31, 2024. The Company repaid the loan on August 31, 2024.

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

On January 7, 2023, the Company obtained a two-year term facility from Postal Savings Bank of China, Nanjing Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by the Company’s former CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. The Company borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum. The Company repaid the above early on June 15, 2023. On June 27, 2023, the Company entered into another loan agreement for one year from June 27, 2023 to June 26, 2024 under the two-year term facility for a maximum loan amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.65 % pr annum. The Company borrowed RMB10 million (approximately $1.4 million)  on the same date. The loan was guaranteed by the Company’s former CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. The Company repaid the loan on June 26, 2024.

On March 29, 2023, the Company and Bank of China Limited entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. The Company borrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by the Company’s buildings in Dalian. The Company repaid RMB5million (approximately $0.7 million) on March 27, 2024. On March 28, 2024, the Company borrowed another one-year loan of RMB5 million (approximately $0.7 million)  bearing interest rate at 3.45% per annum. The Company early repaid the loan on August 21, 2024.

On April 19, 2023, the Company and Bank of Nanjing Gaochun Branch entered into a short-term loan agreement for one year from April 10, 2023 to April 9, 2024 for RMB10 million (approximately $1.4 million) bearing interest rate at 3.7% per annum. The Company borrowed RMB10 million (approximately $1.4 million) on April 23, 2023. The loan was guaranteed by the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. The Company repaid the loan on April 9, 2024.

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

On July 31, 2023, the Company obtained a three-year term facility from Bank of China Gaochun Branch, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from July 31, 2023 to July 30, 2026. The facility was guaranteed by the Company’s former CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, the Company borrowed RMB10 million (approximately $1.4 million)  on July 31, 2023, bearing interest rate at 3.15% per annum. The Company repaid the loan on July 22, 2024

On August 3, 2023, the Company and Bank of China entered into a short term loan agreement for one year from August 3, 2023 to August 2, 2024 for a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.55% per annum. The Company borrowed RMB10 million (approximately $1.4  million)  on September 27, 2023. The loan was secured by the Company’s buildings in Dalian. The Company repaid the loan on August 2, 2024.

On January 24, 2024, the Company entered into a short-term credit-guaranteed loan agreement with Zhejiang Shangyu Rural Commercial Bank for one year to January 17, 2025 with an amount of RMB5 million (approximately $0.7 million) bearing interest at 4.1% per annum. The Company borrowed RMB5 million (approximately $0.7 million)  on the same date. The Company early repaid the loan on September 27, 2024.

On March 26, 2024, the Company entered into a short-term credit-guaranteed loan agreement with Zhejiang Shangyu Rural Commercial Bank for one year to March 25, 2025 with an amount of RMB5 million (approximately $0.7 million)  bearing interest at 4.1% per annum. The Company borrowed RMB5 million (approximately $0.7 million) on the same date. The Company early repaid the loan on September 27, 2024.

On April 9, 2024, the Company and China Zheshang Bank Co., Ltd Shangyu Branch entered into a short-term loan agreement for one year from April 9, 2024 to April 7, 2025 for a maximum loan amount to RMB5.5 million (approximately $0.8 million) bearing interest rate at 4.05% per annum. The Company borrowed RMB5.5 million (approximately $0.8 million)  on the same date.

On June 24, 2024, the Company and Bank of China entered into a short-term loan agreement, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from June 24, 2024 to June 20, 2025. The facility was guaranteed by the Company’s former CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, the Company borrowed RMB10 million (approximately $1.4 million)  on June 24, 2024, bearing interest rate at 3.0% per annum. The Company early repaid the loan on August 23, 2024.

On September 29, 2024, the Company and Zhejiang Shangyu Rural Commercial Bank entered into a short-term credit-guaranteed loan agreement for RMB15 million (approximately $2.1 million) with the term of one year from September 29, 2024 to September 26, 2025 bearing 4.00% interest rate. The Company borrowed RMB15 million (approximately $2.1 million) on the same date.

The Company obtained banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB390 million (approximately $54.0 million) with the term from June 28, 2023 to April 29, 2025. The Company borrowed a series of acceptance bills totaling RMB286.5 million (approximately $40.8 million) for various terms expiring through October 2024 to March 2025, which was secured by the Company’s pledged deposit of RMB179.1 million (approximately $25.5 million (note 2), term deposit of RMB96.8 million (approximately $13.8 million) (note 3) and the Company’s bills receivables of RMB19.8 million (approximately $2.8 million) (Note 4).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB72.9 million (approximately $10.4 million) for various terms expiring through October to December 2024, which was secured by the Company’s cash totaling RMB72.0 million (approximately $10.3 million) (note 2).

The Company borrowed a series of acceptance bills from Bank of Communications Co., Ltd. Shangyu Branch totaling RMB11.2 million (approximately $1.6 million) expiring in March 2025, which was secured by the Company’s cash totaling RMB11.2 (approximately $1.6 million) (note 2).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	September 30,
	2023	2024
Pledged deposits (note 2)	$54,167,834	$37,374,690
Term deposits (note 3)	-	13,788,170
Bills receivables (note 4)	281,805	2,822,455
Right-of-use assets (note 10)	5,287,708	5,223,832
Buildings	9,707,862	4,018,644
	$69,445,209	$63,227,791

As of September 30, 2024, the Company had unutilized committed banking facilities totaled $1.3 million.

During the three months ended September 30, 2023 and 2024, interest of $231,575 and $274,114 were incurred on the Company’s bank borrowings, respectively.

During the nine months ended September 30, 2023 and 2024, interest of $631,933 and $901,850 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2023 and September 30, 2024 consisted of the following:

		December 31,	September 30,
	Note	2023	2024
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li, the Company’s Former CEO	(b)	160,536	157,243
		260,536	257,243
Advances from unrelated third party
– Mr. Wenwu Yu	(c)	1,385	1,401
– Ms. Longqian Peng	(c)	7,179	7,260
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(d)	70,452	71,243
		79,016	79,904
		$339,552	$337,147

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(d)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of September 30, 2024, loan amount of RMB0.5 million ($0.1 million) remained outstanding.

During the three months ended September 30, 2023 and 2024, interest of $2,238 and $2,140 were incurred on the Company’s borrowings from unrelated parties, respectively.

During the nine months ended September 30, 2023 and 2024, interest of $6,896 and $6,349 were incurred on the Company’s borrowings from unrelated parties, respectively.

17.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2023 and September 30, 2024 consisted of the following:

	December 31,	September 30,
	2023	2024
Construction costs payable	$15,571,808	$9,214,798
Equipment purchase payable	13,665,499	12,146,810
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	3,386,142	4,174,522
Customer deposits	2,875,131	3,130,200
Deferred revenue	784,000	784,000
Accrued operating expenses	2,005,976	1,710,063
Dividend payable to non-controlling interest (Note 18)	1,256,745	1,283,507
Other tax payables	775,754	1,085,745
Other payables	461,366	405,144
	$41,992,540	$35,144,908

*	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2023 and September 30, 2024, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2023 and September 30, 2024, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

18.	Balances and Transactions With Related Parties

The principal related parties with which the Company had transactions during the periods presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Zhengzhou BAK Battery Co., Ltd	Note a
Shenzhen BAK Battery Co., Ltd (“SZ BAK”)	Former subsidiary and refer to Note b
Shenzhen BAK Power Battery Co., Ltd (“BAK SZ”)	Former subsidiary and refer to Note b
Zhejiang Shengyang Renewable Resources Technology Co., Ltd.	Note c
Fuzhou BAK Battery Co., Ltd	Note d
Zhengzhou BAK Electronics Co., Ltd	Note e

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd.

(b)	Mr. Xiangqian Li is a director of Shenzhen BAK Battery Co., Ltd and Shenzhen BAK Power Battery Co., Ltd

(c)	On September 27, 2023, Hitrans entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Neither Mr. Xu, nor Zhejiang Shengyang is related to the Company.

(d)	Zhengzhou BAK Battery Co., Ltd has 51% equity interest in Fuzhou BAK Battery Co., Ltd. Zhengzhou BAK Battery Co., Ltd is a wholly owned subsidiary of BAK SZ.

(e)	Mr. Xiangqian Li, the Company’s former CEO, is a director of BAK SZ, which has 95% equity interests in Zhengzhou BAK Electronics Co., Ltd..

Related party transactions:

The Company entered into the following significant related party transactions:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Purchase of batteries from Zhengzhou BAK Battery Co., Ltd	$7,554,266	$24,595	$11,057,190	$7,036,768
Purchase of materials from Zhejiang Shengyang Renewable Resources Technology Co., Ltd	3,778,670	1,419,467	9,008,190	4,792,917
Sales of batteries to Fuzhou BAK Battery Co., Ltd	-	155	-	76,076
Sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd	5,822,065	5,166,669	22,815,451	14,183,130
Sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd.	126,287	186,764	264,144	337,115

Related party balances:

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2023 and September 30, 2024:

Receivables from a former subsidiary, net

	December 31, 2023	September 30, 2024

Receivables from Shenzhen BAK Power Battery Co., Ltd	$74,946	$7,580
Less: Allowance for credit losses	-	-
	$74,946	$7,580

An analysis of the allowance for credit losses is as follows:

Balance as at January 1, 2024	$-
Current period provision, net	-
Foreign exchange adjustment	-
Balance as at September 30, 2024	$-

Balance as of December 31, 2023 and September 30, 2024 consisted of receivable for sales of cathode materials to Shenzhen BAK Power Battery Co., Ltd.

Other balances due from/ (to) related parties

	December 31, 2023	September 30, 2024

Trade receivable, net – Zhengzhou BAK Battery Co., Ltd. (i)	$12,441,715	$4,921,121

Trade receivable, net – Zhengzhou BAK Electronics Co., Ltd. (ii)	$226,143	$215,896

Bills receivable – Issued by Zhengzhou BAK Battery Co., Ltd (iii)	$-	9,957

Bills receivable – Issued by Zhengzhou BAK Electronics Co., Ltd (iv)	$47,767	$-

Prepayment to supplier - Zhengzhou BAK Battery Co., Ltd (v)	$-	$3,898,336

Trade payable, net – Zhengzhou BAK Battery Co., Ltd (vi)	$803,685	$-

Trade payable, net – Zhejiang Shengyang Renewable Resources Technology Co., Ltd (vii)	$3,489,324	$3,500,853

Deposit paid for acquisition of long-term investments – Shenzhen BAK Power Battery Co., Ltd (note 14)	$7,101,492	$16,500,192

Dividend payable to non-controlling interest of Hitrans (note 17)	$1,256,745	$1,283,507

(i)	Representing trade receivables from sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $1.0 million to the Company.

(ii)	Representing trade receivables from sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd.

(iii)	Representing bills receivable issued by Zhengzhou BAK Battery Co., Ltd.. Bills receivable as of September 30, 2024 were pledged to bank as security for issuance of bills payable (note 15).

(iv)	Representing bills receivable issued by Zhengzhou BAK Electronics Co., Ltd.. Bills receivable as of September 30, 2024 were pledged to bank as security for issuance of bills payable (note 15).

(v)	Representing the prepayments to Zhengzhou BAK Battery Co., Ltd for purchase of batteries.

(vi)	Representing trade payables on purchase of batteries from Zhengzhou BAK Battery Co., Ltd.

(vii)	Representing trade payables on purchase of cathode raw materials from Zhejiang Shengyang Renewable Resources Technology Co., Ltd.

Payables to a former subsidiary

Payables to a former subsidiary as of December 31, 2023 and September 30, 2024 consisted of the following:

	December 31, 2023	September 30, 2024
Payables to Shenzhen BAK Power Battery Co., Ltd	$(411,111)	$(407,560)

Balance as of December 31, 2023 and September 30, 2024 consisted of payables for purchase of inventories from Shenzhen BAK Power Battery Co., Ltd.

19.	Deferred Government Grants

Deferred government grants as of December 31, 2023 and September 30, 2024 consist of the following:

	December 31,	September 30,
	2023	2024
Total government grants	$6,578,863	$6,278,736
Less: Current portion	(375,375)	(499,861)
Non-current portion	$6,203,488	$5,778,875

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

Government grants were recognized in the consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Cost of revenues	$65,040	$108,169	$1,140,893	$324,569
General and administrative expenses	9,337	9,443	28,878	28,214
Research and development expenses	4,078	4,124	12,612	12,322
Other income (expenses), net	(3,137)	70,427	225,897	474,050
	$75,318	$192,163	$1,408,280	$839,155

20.	Product Warranty Provisions

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2023	September 30, 2024
Balance at beginning of year	$476,828	$546,444
Warranty costs incurred	(16,359)	(270,737)
Provision for the year	66,182	148,627
Foreign exchange adjustment	19,793	3,115
Balance at end of year	546,444	427,449
Less: Current portion	(23,870)	(17,099)
Non-current portion	$522,574	$410,350

21.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a) Income taxes in the condensed consolidated statements of comprehensive income (loss)

The Company’s provision for income taxes credit (expenses) consisted of:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
PRC income tax:
Current income tax	$-	$339,287	$-	$2,188,800
Deferred income tax expenses (credit)	(305,431)	-	(1,015,626)	-
	$(305,431)	$339,287	$(1,015,626)	$2,188,800

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law and included a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. The Company recognizes taxes due under the GILTI provision as a current period expense. As of December 31, 2023 and September 30, 2024, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

No provision for income taxes in the United States has been made as CBAK had no taxable income for the three and nine months ended September 30, 2023 and 2024.

Hong Kong Tax

BAK Asia and BAK Investment are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong. For the three and nine months ended September 30, 2023 and 2024 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Income (loss) before income taxes	$5,458,717	$(346,252)	$(395,187)	$17,098,920
United States federal corporate income tax rate	21%	21%	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	1,146,331	(72,713)	(82,989)	3,590,773
Reconciling items:
Rate differential for PRC earnings	233,423	(6,850)	51,139	756,176
Tax effect of entity at preferential tax rate	333,663	140,894	386,649	(2,191,866)
Non-taxable (income) expenses	51,741	24,551	149,861	323,077
Share based payments	27,399	12,190	201,565	56,031
Over (under) provision of tax loess	-	(446)	-	(218,623)
Utilization of tax losses	-	(3,864)	-	(1,894,773)
Valuation allowance on deferred tax assets	(2,097,988)	245,525	(1,721,851)	1,768,005
Income tax expenses (credit)	$(305,431)	$339,287	$(1,015,626)	$2,188,800

(b) Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2023 and September 30, 2024 are presented below:

	December 31, 2023	September 30, 2024
Deferred tax assets
Trade receivable	$1,156,095	$984,723
Inventories	2,942,702	910,152
Property, plant and equipment	2,398,035	2,356,400
Non-marketable equity securities	157,432	159,205
Equity method investment	380,982	357,633
Intangible assets	31,601	133,656
Accrued expenses, payroll and others	541,665	625,120
Provision for product warranty	136,611	106,862
Net operating loss carried forward	36,103,945	38,096,824
Valuation allowance	(43,645,828)	(43,730,575)
Deferred tax assets, non-current	$203,240	$-

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$203,240	$-

As of December 31, 2023 and September 30, 2024, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741 of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of December 31, 2023 and September 30, 2024, the Company’s PRC subsidiaries had net operating loss carry forwards of $65,349,412 and $73,320,927, respectively, which will expire in various years through 2024 to 2032. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 representing the PRC statutory reserve of the subsidiary as of December 31, 2023 and September 30, 2024, are also considered under restriction for distribution.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $499,734 (RMB3,632,725 and $1,502,916 (RMB10,772,064) for the three months ended September 30, 2023 and 2024, respectively. The total employee benefits expensed as incurred were $1,664,263 (RMB11,695,107) and $4,074,966 (RMB29,309,601) for the nine months ended September 30, 2023 and 2024, respectively.

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

As of September 30, 2024, there was no unrecognized stock-based compensation associated with the above restricted shares and 1,667 vested shares were to be issued.

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

As of September 30, 2024, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of nil for the three months ended September 30, 2023 and 2024, in respect of the restricted share units granted on October 23, 2020 of which allocated to research and development expenses.

The Company recorded non-cash share-based compensation expense of $6,529 and nil for the nine months ended September 30, 2023 and 2024, in respect of the restricted share units granted on October 23, 2020 of which allocated to research and development expenses.

All the restricted share units granted on October 23, 2020 had been vested on April 30, 2023. As of September 30, 2024, there was no unrecognized stock-based compensation with the above restricted share units.

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

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. During the three and nine months ended September 30, 2023 and 2024, the Company recorded nil as stock compensation expenses.

As of September 30, 2024, there was unrecognized stock-based compensation $1,328,299 associated with the above options granted.

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

During the three months ended September 30, 2023 and 2024, the Company recorded $96,301 and $51,081, respectively as share-based compensation expenses.

During the nine months ended September 30, 2023 and 2024, the Company recorded $919,135 and $238,190, respectively as share-based compensation expenses.

All the restricted share units granted on April 11, 2023 had been vested on December 31, 2023. As of September 30, 2024, there was unrecognized stock-based compensation of $131,460 associated with the above option granted.

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

The Company recorded non-cash share-based compensation expense of $34,169 and $6,968 for the three months ended September 30, 2023 and 2024, respectively, in respect of the restricted share units and stock options granted on August 22, 2023.

The Company recorded non-cash share-based compensation expense of $34,169 and $28,625 for the nine months ended September 30, 2023 and 2024, respectively, in respect of the restricted share units and stock options granted on August 22, 2023.

As of September 30, 2024, non-vested restricted share units granted on August 22, 2023 are as follows:

Non-vested share units as of August 22, 2023
Granted	40,000
Vested	(20,000)
Forfeited	-
Non-vested share units as of December 31, 2023	20,000
Vested	(20,000)
Non-vested share units as of September 30, 2024	-

As of September 30, 2024, there was unrecognized stock-based compensation $27,121 associated with the above options granted.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	3,314,128	$1.30	$-	4.3
Exercisable at January 1, 2024	546,338	$1.96	$-	3.7

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(84,000)	0.98	-	-
Outstanding at September 30, 2024	3,230,128	$1.37	$-	3.6
Exercisable at September 30, 2024	1,042,458	$1.5	$-	3.4

*	The intrinsic value of the stock options at September 30, 2024 is the amount by which the market value of the Company’s common stock of $1.25 as of September 30, 2024 exceeds the average exercise price of the option. As of September30, 2024, the intrinsic value of the outstanding and exercisable stock options was nil.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and nine months ended September 30, 2023 and 2024.

26.	Income Per Share

The following is the calculation of income per share:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Net income (loss)	$5,764,148	$(685,539)	$620,439	$14,910,120
Add: Net loss attributable to non-controlling interests	570,644	703,186	1,699,008	1,389,439
Net income attributable to shareholders of CBAK Energy Technology, Inc.	$6,334,792	$17,647	$2,319,447	$16,299,559

Weighted average shares outstanding – basic (note)	89,473,026	89,931,617	89,171,988	89,929,477
Dilutive unvested restricted stock	431,293	298,232	410,413	337,954
Weighted average shares outstanding - diluted	89,904,319	90,229,849	89,582,401	90,267,431

Income per share
- Basic	$0.07	$0.00	$0.03	$0.18
- Diluted	$0.07	$0.00	$0.03	$0.18

Note:	Including 5,834 unvested restricted shares units pursuant to the 2015 Plan

For the three and nine months ended September 30, 2023, all the unvested options and outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

For the three and nine months ended September 30, 2024, all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

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

All of the above warrants were expired as of September 30, 2024.

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

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2023	September 30, 2024
Balance at the beginning of the year/ period	$136,000	$-
Warrants issued to institution investors	-	-
Warrants issued to placement agent	-	-
Warrants redeemed	-	-
Fair value change of the issued warrants included in earnings	(136,000)	-
Balance at end of year/ period	-	-

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	5,296,579	$7.71	0.60
Exercisable at January 1, 2024	5,296,579	$7.71	0.60
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	(5,296,579)	7.71	-
Outstanding at September 30, 2024	-	-	-
Exercisable at September 30, 2024	-	-	-

28.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2023 and September 30, 2024, the Company had the following contracted capital commitments:

	December 31, 2023	September 30, 2024
For construction of buildings	$1,104,571	$2,668,538
For purchases of equipment	31,437,525	25,543,391
Capital injection	267,557,243	255,385,310
	$300,099,339	$283,597,239

(ii)	Litigation

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

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1,613,984 (RMB10,257,030), including equipment cost of $1,427,515 (RMB9,072,000) and interest amount of $186,469 (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB15,120,000 ($2.4 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of September 30, 2024, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.2 million (RMB15,120,000) under capital commitments.

29.	Concentrations and Credit Risk

(a) Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended September 30, 2023 and 2024 as follows:

	Three months ended September 30,
Sales of finished goods and raw materials	2023			2024
Customer A	$	*	*	$8,581,026	19.2%
Customer B		21,227,599	33.5%	$9,061,625	20.3%
Customer C		8,380,509	13.2%	*	*
Zhengzhou BAK Battery Co., Ltd (note 18)		*	*	5,166,670	11.6%

The Company had the following customers that individually comprised 10% or more of net revenue for the nine months ended September 30, 2023 and 2024 as follows:

	Nine months ended September 30,
Sales of finished goods and raw materials	2023			2024
Customer A	$	*	*	$15,584,538	10.3%
Customer B		45,852,359	30.9%	57,550,494	38.1%
Zhengzhou BAK Battery Co., Ltd (note 18)		22,815,451	15.4%	*	*

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2023 and September 30, 2024 as follows:

	December 31, 2023		September 30, 2024
Customer A	$7,239,247	27.7%	$7,249,519	29.4%
Zhengzhou BAK Battery Co., Ltd (note 18)	12,441,715	47.5%	4,921,121	19.9%

*	Comprised less than 10% of net trade receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended September 30, 2023 and 2024 as follows:

	Three months ended September 30,
	2023			2024
Supplier A	$	*	*	$3,504,195	11.9%
Supplier B		*	*	3,548,023	12.0%
Supplier C		6,391,095	13.4%	*	*
Zhengzhou BAK Battery Co., Ltd (note 18)		7,554,266	15.8%	*	*

The Company had the following suppliers that individually comprised 10% or more of net purchase for the nine months ended September 30, 2023 and 2024 as follows:

	Nine months ended September 30,
	2023		2024
Supplier A	$15,284,263	13.8%	$	*	*

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2023 and September 30, 2024 as follows:

	December 31, 2023		September 30, 2024
Supplier A	$2,689,740	10.1%	$5,149,724	15.2%
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (note 18)	3,489,324	13.0%	3,500,853	10.3%

(b) Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2023 and September 30, 2024, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and online payment platforms located in the PRC, which management believes are of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income. Net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income and net income by segment for the three and nine months ended September 30, 2023 and 2024 were as follows:

For the three months ended September 30, 2023	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$44,327,653	$19,113,456	$-	$63,441,109
Cost of revenues	(32,629,427)	(18,563,104)	-	(51,192,531)
Gross profit	11,698,226	550,352	-	12,248,578
Total operating expenses	(4,120,379)	(2,577,715)	(261,390)	(6,959,484)
Operating income (loss)	7,577,847	(2,027,363)	(261,390)	5,289,094
Finance (expenses) income, net	(403,599)	(43,435)	3	(447,031)
Other income, net	596,463	5,191	15,000	616,654
Income tax credit	-	305,431	-	305,431
Net income (loss)	7,770,711	(1,760,176)	(246,387)	5,764,148

For the three months ended September 30, 2024	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$33,461,793	$11,166,448	$-	$44,628,241
Cost of revenues	(25,796,784)	(11,876,900)	-	(37,673,684)
Gross profit (loss)	7,665,009	(710,452)	-	6,954,557
Total operating expenses	(5,778,378)	(1,887,142)	(116,910)	(7,782,430)
Operating income (loss)	1,886,631	(2,597,594)	(116,910)	(827,873)
Finance income (expense), net	28,366	(68,718)	2	(40,350)
Other (expenses) income, net	459,628	62,343	-	521,971
Income tax expenses	(339,287)	-	-	(339,287)
Net income (loss)	2,035,338	(2,603,969)	(116,908)	(685,539)

For the nine months ended September 30, 2023	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$96,163,040	$52,095,640	$-	$148,258,680
Cost of revenues	(77,826,308)	(51,393,408)	-	(129,219,716)
Gross profit	18,336,732	702,232	-	19,038,964
Total operating expenses	(12,190,713)	(7,363,599)	(849,498)	(20,403,810)
Operating income (loss)	6,146,019	(6,661,367)	(849,498)	(1,364,846)
Finance (expenses) income, net	(216,939)	27,850	(159)	(189,248)
Other income, net	817,803	205,104	136,000	1,158,907
Income tax credit	-	1,015,626	-	1,015,626
Net income (loss)	6,746,883	(5,412,787)	(713,657)	620,439

For the nine months ended September 30, 2024	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$113,897,786	$37,345,932	$-	$151,243,718
Cost of revenues	(74,856,962)	(37,923,126)	-	(112,780,088)
Gross profit (loss)	39,040,824	(577,194)	-	38,463,630
Total operating expenses	(16,541,643)	(5,001,025)	(1,538,372)	(23,081,040)
Operating income (loss)	22,499,181	(5,578,219)	(1,538,372)	15,382,590
Finance income (expenses), net	659,542	(1,397)	(111)	658,034
Other income, net	640,485	417,811	-	1,058,296
Income tax expenses	(2,188,800)	-	-	(2,188,800)
Net income (loss)	21,610,408	(5,161,805)	(1,538,483)	14,910,120

As of September 30, 2024
Identifiable long-lived assets	100,014,711	44,165,797	-	144,180,508
Total assets	212,814,150	80,620,657	42,547	293,477,354

Note:	The Company does not allocate its assets located and expenses incurred outside China to its reportable segments because these assets and activities are managed at a corporate level.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
High power lithium batteries used in:
Electric vehicles	$402,863	$333,216	$2,358,842	$1,012,655
Light electric vehicles	1,114,107	4,913,644	4,230,066	8,249,437
Residential energy supply & uninterruptable supplies	42,810,683	28,214,933	89,574,132	104,635,694
	44,327,653	33,461,793	96,163,040	113,897,786

Materials used in manufacturing of lithium batteries
Cathode	10,379,475	9,342,507	31,071,175	26,776,945
Precursor	8,733,981	1,823,941	21,024,465	10,568,987
	19,113,456	11,166,448	52,095,640	37,345,932
Total consolidated revenue	$63,441,109	$44,628,241	$148,258,680	$151,243,718

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Mainland China	$31,777,754	$27,712,677	$87,662,906	$75,886,271
Europe	29,648,334	11,779,738	57,550,138	65,883,182
Others	2,015,021	5,135,826	3,045,636	9,474,265
Total	$63,441,109	$44,628,241	$148,258,680	$151,243,718

Substantially all of the Company’s long-lived assets are located in the PRC.

31.	Subsequent events

The Company has evaluated subsequent events from September 30, 2024 to the date the financial statements were issued and the following subsequent event has been identified.

On and effective October 24, 2024, Mr. Yunfei Li resigned as Chief Executive Officer and President of the Company. On the same date, the Board of Directors of the Company appointed Mr. Zhiguang Hu as Chief Executive Officer and President of the Company.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“BAK Investments” are to our Hong Kong subsidiary, BAK Asia Investments Limited;

●	“CBAK Energy” are to our PRC subsidiary, Dalian CBAK Energy Technology Co., Ltd.;

●	“CBAK Energy Investments” are to our Cayman Islands subsidiary, CBAK Energy Investments Holdings;

●	“CBAK Energy Lithium Holdings” are to our Cayman Islands subsidiary, CBAK Energy Lithium Battery Holdings Co., Ltd., a company that was previously named Hitrans Holdings until February 29, 2024;

●	“CBAK Nanjing” are to our PRC subsidiary, CBAK New Energy (Nanjing) Co., Ltd;

●	“CBAK New Energy” are to our PRC subsidiary, Dalian CBAK New Energy Co., Ltd., a company that was previously named Dalian CBAK Trading Co., Ltd. until December 12, 2023;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd.;

●	“CBAK Shangqiu” are to our PRC subsidiary, CBAK New Energy (Shangqiu) Co., Ltd.;

●	“CBAK Suzhou” are to our 90% owned PRC subsidiary, CBAK New Energy (Suzhou) Co., Ltd.;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Haisheng” are to Hitrans’s wholly-owned PRC subsidiary, Shaoxing Haisheng International Trading Co., Ltd.;

●	“Hitrans” are to our 67.33% owned PRC subsidiary, Zhejiang Hitrans Lithium Battery Technology;

●	“Hitrans Holdings” are to our Cayman Islands subsidiary, Hitrans Holdings Co., Ltd., a company that was previously named CBAK Energy Technology, Inc. until February 29, 2024;

●	“Hong Kong Hitrans” are to our Hong Kong subsidiary, Hong Kong Hitrans Holdings Company Limited, a company that was previously named Hong Kong Nacell Holdings Company Limited until March 22, 2024;

●	“Nanjing BFD” are to our PRC subsidiary, Nanjing BFD New Energy Technology Co., Ltd., a company that was previously named Nanjing Daxin New Energy Automobile Industry Co., Ltd. until February 24, 2023;

●	“Nanjing CBAK” are to our PRC subsidiary, Nanjing CBAK New Energy Technology Co., Ltd.;

●	“RMB” are to Renminbi, the legal currency of China;

●	“SEC” or the “Commission” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

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

As of September 30, 2024, we report financial and operational information in two segments: (i) production of high-power lithium and sodium battery cells and (ii) manufacture and sales of materials used in high power lithium battery cells.

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

Financial Performance Highlights for the Quarter Ended September 30, 2024

The following are some financial highlights for the quarter ended September 30, 2024:

●	Net revenues: Net revenues decreased by $18.8 million, or 30%, to $44.6 million for the three months ended September 30, 2024, from $63.4 million for the same period in 2023.

●	Gross profit: Gross profit was $7.0 million, representing a decrease of $5.3 million, for the three months ended September 30, 2024 from gross profit of $12.2 million for the same period in 2023.

●	Operating loss: Operating loss was $0.8 million for the three months ended September 30, 2024, reflecting an increase in loss of $6.1 million from an operating income of $5.3 million for the same period in 2023.

●	Net income: Net income was $17,647 for the three months ended September 30, 2024, compared to a net income of $6.3 million for the same period in 2023.

●	Fully diluted income per share: Fully diluted income per share was $0.00 for the three months ended September 30, 2024, as compared to $0.07 for the same period in 2023.

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2024

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Change
	2023	2024	$	%
Net revenues	$63,441	$44,628	(18,813)	-30%
Cost of revenues	(51,193)	(37,674)	13,519	-26%
Gross profit	12,248	6,954	(5,294)	-43%

Operating expenses:
Research and development expenses	(2,578)	(3,434)	(856)	33%
Sales and marketing expenses	(1,116)	(1,023)	93	-8%
General and administrative expenses	(3,241)	(2,779)	462	-14%
Provision of doubtful accounts	(24)	(546)	(522)	2175%
Total operating expenses	(6,959)	(7,782)	(823)	12%
Operating income (loss)	5,289	(828)	(6,117)	-116%
Finance expense, net	(447)	(40)	407	-91%
Other income, net	602	520	(82)	-14%
Gain on disposal of equity investee	-	2	2	n/a
Change in fair value of warrants liability	15	-	(15)	-100%
Income (loss) before income tax	5,459	(346)	(5,805)	-106%
Income tax credit (expense)	305	(340)	(645)	-211%
Net income (loss)	5,764	(686)	(6,450)	-112%
Less: Net loss attributable to non-controlling interests	571	703	132	23%
Net income attributable to shareholders of CBAK Energy Technology, Inc.	$6,335	$17	(6,318)	-100%

Net revenues. Net revenues decreased by $18.8 million, or 30%, to $44.6 million for the three months ended September 30, 2024, from $63.4 million for the same period in 2023.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended September 30,		Change
	2023	2024	$	%
High power lithium batteries used in:
Electric vehicles	$403	334	(69)	-17%
Light electric vehicles	1,114	4,913	3,799	341%
Residential energy supply & uninterruptable supplies	42,810	28,215	(14,595)	-34%
	44,327	33,462	(10,865)	-25%

Materials used in manufacturing of lithium batteries
Cathode	10,380	9,342	(1,038)	-10%
Precursor	8,734	1,824	(6,910)	-79%
	19,114	11,166	(7,948)	-42%
Total	$63,441	$44,628	(18,813)	-30%

Net revenues from sales of batteries for electric vehicles were $0.3 million for the three months ended September 30, 2024 as compared to $0.4 million in the same period of 2023.

Net revenues from sales of batteries for light electric vehicles were $4.9 million for the three months ended September 30, 2024, as compared to $1.1 million in the same period of 2023, marking an increase of $3.8 million, or 341%.The light electric vehicle market experienced growth starting from second quarter of 2024. We strive to continue to penetrate the market for batteries used in light electric vehicles, especially the international market such as India.

Net revenues from sales of batteries for residential energy supply & uninterruptable power supplies were $28.2 million in the three months ended September 30, 2024, as compared with $42.8 million in the same period in 2023, representing a decrease of $14.6 million, or 34%. The decrease in sales of batteries for residential energy supply & uninterruptable supplies in the third quarter of 2024 was largely attributed to the fact that one-month suspension of production at our Dalian factory. For the first eight months of 2024, our Dalian factory operated at full capacity without any breaks, which led to a significant increase in energy costs. To mitigate these costs and enable upgrades, we paused operations for a month. During this period, we optimized energy usage and upgraded one production line to support the production of our new tabless model 26650.

Net revenues from sales of materials used in manufacturing of lithium batteries were $11.2 million for the three months ended September 30, 2024, as compared to $19.1 million for the same period of 2023. This primarily resulted from a continued decrease in raw material prices during 2024, which led to significant downward pressure on the pricing of our battery material products.

Cost of revenues. Cost of revenues decreased to $37.7 million for the three months ended September 30, 2024, as compared to $51.2 million for the same period in 2023, a decrease of $13.5 million, or 26%. The cost of revenues includes written down of obsolete inventories of $1.4 million for the three months ended September 30, 2024, as compared to write down of obsolete inventories of $0.5 million for the same period in 2023. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the three months ended September 30, 2024 was $7.0 million, or 15.6% of net revenues as compared to gross profit of $12.2 million, or 19.3% of net revenues, for the same period in 2023.

Research and development expenses. Research and development expenses were $3.4 million for the three months ended September 30, 2024 aa compared to $2.6 million for the same period in 2023. For the three months ended September 30, 2024, we incurred $2.3 million in salaries, social insurance and share-based compensation, compared to $1.4 million for the same period in 2023, representing an increase of $0.9 million or 39% due to a growing number of employees at Nanjing CBAK and new operation in Shangqiu.

Sales and marketing expenses. Sales and marketing expenses slightly decreased to approximately $1.0 million for the three months ended September 30, 2024, as compared to approximately $1.1 million for the same period in 2023. As a percentage of revenues, sales and marketing expenses were 2.3% and 1.8% for the three months ended September 30, 2024 and 2023, respectively.

General and administrative expenses. General and administrative expenses decreased to $2.8 million, or 6.2% of revenues, for the three months ended September 30, 2024, as compared to $3.2 million, or 5.1% of revenues, for the same period in 2023, representing a decrease of $0.4 million, or 14%. For the three months ended September 30, 2024, we incurred less professional fees as compared to the same period in 2023.

Provision for doubtful accounts. Provision for doubtful accounts was $0.5 million for the three months ended September 30, 2024 compared to $0.1 million for the three months ended September 30, 2023. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating income (loss). As a result of the above, our operating loss was $0.8 million for the three months ended September 30, 2024, as compared to an operating income of $5.3 million for the same period in 2023, representing a $6.1 million decrease or 116%.

Finance expenses, net. Finance expense, net was $0.1 million for the three months ended September 30, 2024, as compared to $0.4 million for the same period in 2023, representing a decrease of $0.3 million in expenses. The finance expense decrease mainly resulted from a decrease of our average loan balance and capitalization of interest from bank borrowings. We capitalized interest on bank borrowings of $0.2 million and $0.2 million to the cost of construction in progress for the three months ended September 30, 2024 and 2023, respectively.

Other income (expenses), net. Other income was $0.5 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively.

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

Income tax credit (expenses). Income tax expenses were $0.3 million for the three months ended September 30, 2024 compared to an income tax credit of $0.3 million for the three months ended September 30, 2023.

Net income. As a result of the foregoing, we had a net income of $17,647 for the three months ended September 30, 2024, compared to a net income of $6.3 million for the same period in 2023.

Comparison of Nine Months Ended September 30, 2023 and 2024

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Change
	2023	2024	$	%
Net revenues	148,259	151,244	2,985	2%
Cost of revenues	(129,220)	(112,780)	16,440	-13%
Gross profit	19,039	38,464	19,425	102%

Operating expenses:
Research and development expenses	(8,014)	(9,205)	(1,191)	15%
Sales and marketing expenses	(2,801)	(4,115)	(1,314)	47%
General and administrative expenses	(9,303)	(10,002)	(699)	8%
(Provision for) recovery of doubtful accounts	(286)	241	527	-184%
Total operating expenses	(20,404)	(23,081)	(2,677)	13%
Operating (loss) income	(1,365)	15,383	16,748	-1,227%
Finance (expenses) income, net	(189)	658	847	-448%
Other income, net	1,023	1,031	8	1%
Gain on disposal of equity investee	-	27	27	n/a
Change in fair value of warrants liability	136	-	(136)	-100%
Income (loss) before income tax	(395)	17, 099	17,494	-4,429%
Income tax credit (expense)	1,015	(2,189)	(3,204)	-316%
Net income (loss)	620	14,910	14,290	2,305%
Less: Net loss attributable to non-controlling interests	1,699	1,389	(310)	-18%
Net income attributable to shareholders of CBAK Energy Technology, Inc.	2,319	16,299	13,980	603%

Net revenues. Net revenues increased by $3.0 million, or 2%, to $151 million for the nine months ended September 30, 2024, from $148 million for the same period in 2023.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Nine months ended September 30,		Change
	2023	2024	$	%
High power lithium batteries used in:
Electric vehicles	$2,359	$1,013	(1,346)	-57%
Light electric vehicles	4,230	8,249	4,019	95%
Residential energy supply & uninterruptable supplies	89,574	104,636	15,062	17%
	96,163	113,898	17,735	18%

Materials used in manufacturing of lithium batteries
Cathode	31,071	26,777	(4,294)	-14%
Precursor	21,025	10,569	(10,456)	-50%
	52,096	37,346	(14,750)	-28%
Total	$148,259	$151,244	2,985	2%

Net revenues from sales of batteries for electric vehicles were $1.0 million for the nine months ended September 30, 2024 as compared to $2.4 million in the same period of 2023, representing a decrease of $1.3 million or 57%.

Net revenues from sales of batteries for light electric vehicles were $8.2 million for the nine months ended September 30, 2024, as compared to $4.2 million in the same period of 2023, marking an increase of $4.0 million, or 95%. The light electric vehicle market experienced growth starting from second quarter of 2024. We strive to continue to penetrate the market for batteries used in light electric vehicles, especially the international market such as India and Vietnam.

Net revenues from sales of batteries for residential energy supply & uninterruptable power supplies were $104.6 million in the nine months ended September 30, 2024, as compared with $89.6 million in the same period in 2023, representing an increase of $15.1 million, or 17%. The increase in sales of batteries for residential energy supply & uninterruptable supplies was attributed to a combination of factors including growing demand for renewable energy sources. As more businesses and households switch to renewable energy, there has been a growing demand for renewable energy sources and the need for energy storage solutions to support these sources.

Net revenues from sales of materials used in manufacturing of lithium batteries were $37.3 million for the nine months ended September 30, 2024, as compared to $52.1 million for the same period of 2023, a decrease of $14.8 million or 28%. This primarily resulted from a continued decrease in raw material prices during 2024, which led to significant downward pressure on the pricing of our battery material products.

Cost of revenues. Cost of revenues decreased to $112.8 million for the nine months ended September 30, 2024, as compared to $129.2 million for the same period in 2023, a decrease of $16.4 million, or 13%. The cost of revenues includes write off of obsolete inventories of $3.4 million for nine months ended September 30, 2024, as compared to $2.1 million for the same period in 2023. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the nine months ended September 30, 2024 was $38.5 million, or 25.4% of net revenues as compared to gross profit of $19.0 million, or 12.8% of net revenues, for the same period in 2023.

Research and development expenses. Research and development expenses increased to approximately $9.2 million for the nine months ended September 30, 2024, as compared to approximately $8.0 million for the same period in 2023, an increase of $1.2 million, or 15%. The increase primarily resulted from $2.3 million increase in salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK and the new operation in Shangqiu, offset by the $1.1 million decrease in materials and consumables used.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $4.1 million for the nine months ended September 30, 2024, as compared to approximately $2.8 million for the same period in 2023, an increase of approximately $1.3 million, or 47%. As a percentage of revenues, sales and marketing expenses were 2.7% and 1.9% for the nine months ended September 30, 2024 and 2023, respectively. The increase mainly resulted from an increase of $1.0 million in promotion expenses and $0.4 million increase in shipping and delivery expenses. We have expanded our marketing efforts for overseas markets.

General and administrative expenses. General and administrative expenses increased to $10.0 million, or 6.6% of revenues, for the nine months ended September 30, 2024, as compared to $9.3 million, or 6.3% of revenues, for the same period in 2023, representing an increase of $0.7 million, or 8.0% increase. We have incurred $1.2 million in business consultancy and legal services fees for the nine months ended September 30, 2024 compared to $1.0 million for the same period in 2023. We have engaged serval business consultants to seek financing and funding opportunities. With the expansion of our business, operating expenses, including lease expenses, travelling and other tax increased by $0.5 million for the nine months ended September 30, 2024 compared to the same period in 2023.

(Provision for) recovery of doubtful accounts. Recovery of doubtful accounts was $0.2 million for the nine months ended September 30, 2024 compared to a provision for doubtful accounts was $0.3 million for the nine months ended September 30, 2023. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating income (loss). As a result of the above, our operating income was $15.4 million for the nine months ended September 30, 2024 compared to an operating loss of $1.4 million for the same period in 2023.

Finance income (expenses), net. Finance income, net was $0.7 million for the nine months ended September 30, 2024, as compared to a finance expenses, net $0.2 million for the same period in 2023, representing an increase of $0.8 million. The finance income increase mainly resulted from increase in interest income from our term deposits and changes to exchange rates.

Other income (expenses), net. Other income was $1.0 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Income tax credit (expense). Income tax expenses was $2.2 million for the nine months ended September 30, 2024, for our Dalian operations compared to a tax credit of $1.0 million for the nine months ended September 30, 2023.

Net income. As a result of the foregoing, we had a net income of $14.9 million for the nine months ended September 30, 2024 compared to $0.6 million for the same period in 2023.

Liquidity and Capital Resources

We had financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock and other equity-linked securities.

We generated a net income of $16.3 million for the nine months ended September 30, 2024. As of September 30, 2024, we had cash and cash equivalents of $47.9 million. Our total current assets were $130.5 million and our total current liabilities were $154.2 million as of September 30, 2024, resulting in a net working capital deficit of $23.7 million.

As of September 30, 2024, we had an accumulated deficit of $118.1 million. We had an accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of September 30, 2024. These factors raise substantial doubts about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2023 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern.

These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lending from Financial Institutions

On November 16, 2021, we obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $16.6 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by our land use rights and buildings. In January 2023, we renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. The facility was secured by our land use rights and buildings. Under the facility, we have borrowed RMB142.8 million (approximately $20.1 million) and RMB159.9 million (approximately $22.8 million as of December 31, 2023 and September 30, 2024, respectively, bearing interest at 3.45% to 3.65% per annum expiring through January to May 2025.

On January 17, 2022, we obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by our former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. We borrowed RMB10 million (approximately $1.4 million) on January 20, 2022 for a term until January 16, 2023. We repaid RMB10 million (approximately $1.4 million) early on January 5, 2023.

On January 6, 2023, we borrowed a one-year term loan of RMB10 million (approximately $1.4 million) for a period of one year to January 4, 2024, bearing interest at 120% of benchmark rate of the PBOC for short-term loans, which is 3.85% per annum, while other terms and guarantee remain the same. We repaid the loan on January 4, 2024.

On February 9, 2022, we obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by our former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We borrowed RMB10 million (approximately $1.4 million) on February 17, 2022 for a term until January 28, 2023. We repaid RMB10 million (approximately $1.4 million) on January 16, 2023. On January 17, 2023,we borrowed a one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 129% of benchmark rate of PBOC for short-term loans, which is 4.70% per annum for a term until January 13, 2024. We repaid the loan on January 13, 2024.

On April 28, 2022, we obtained a three-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB12 million (approximately $1.7 million) with the term from April 21, 2022 to April 21, 2025. The facility was guaranteed by our former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, we borrowed RMB10 million (approximately $1.5 million) on April 29, 2022, bearing interest at 3.95% per annum for a term until April 29, 2023. We repaid RMB10 million (approximately $1.4 million) on April 19, 2023. On April 20, 2023, we borrowed another one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 102.5% of benchmark rate of PBOC for short-term loans, which is 3.90% per annum for a term until April 19, 2024. We repaid the loan on April 19, 2024.

On September 25, 2022, we entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.3 million) bearing interest rate at 4.81% per annum. The facility was guaranteed by 100% equity in CBAK Nanjing held WeThe Company borrowed RMB9 million (approximately $1.3 million) on September 27, 2022 for a term until September 24, 2023. We repaid the loan on September 24, 2023.

We entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.2 million) bearing interest rate at 4.6% per annum for a period from September 27, 2023 to August 31, 2024. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and our former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We borrowed RMB9 million (approximately $1.3 million ) on September 27, 2023 for a term until August 31, 2024. We repaid the loan on August 31, 2024.

On November 8, 2022, we entered into a short-term loan agreement with China CITIC Bank Shaoxing Branch to August 9, 2023 with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 4.35% per annum. We borrowed RMB10 million (approximately $1.4 million) on the same date. We repaid RMB5 million (approximately $0.7 million), RMB0.2 million (approximately $0.1 million) and RMB4.8, million (approximately $0.7 million) on November 16, 2022, December 27, 2022 and August 9, 2023, respectively. We entered into another short-term loan agreement with China CITIC Bank Shaoxing Branch for a one-year short-term loan agreement with a maximum amount of RMB0.2 million (approximately $0.1 million) for December 27, 2022 to December 27, 2023, bearing interest rate at 4.20% per annum. We entered into another loan agreement with China CITIC Bank Shaoxing Branch for a short-term loan of RMB4.8 million (approximately $0.7 million) from August 10, 2023 to May 2, 2024, bearing interest rate at 4.3% per annum. We repaid the loan on May 2, 2024.

On December 9, 2022, we obtained a RMB5 million (approximately $0.7 million) letter of credit from China CITIC Bank for a period to October 30, 2023 for settlement of Hitrans purchase. We utilized RMB1.5 million (approximately $0.2 million) letter of credit at an interest rate of 2.7% for a period of one year to January 5, 2023.

On January 7, 2023, we obtained a two-year term facility from Postal Savings Bank of China, Nanjing Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by our former CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. We borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum. We repaid the above early on June 15, 2023. On June 27, 2023, we entered into another loan agreement for one year from June 27, 2023 to June 26, 2024 under the two-year term facility for a maximum loan amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.65 % pr annum. We borrowed RMB10 million (approximately $1.4 million) on the same date. The loan was guaranteed by the Company’s former CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. We repaid the loan on June 26, 2024.

On March 29, 2023, we and Bank of China Limited entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. We borrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by our buildings in Dalian. We repaid RMB5million (approximately $0.7 million) on March 27, 2024. On March 28, 2024, we borrowed another one-year loan of RMB5 million (approximately $0.7 million) bearing interest rate at 3.45% per annum. We early repaid the loan on August 21, 2024.

On April 19, 2023, we and Bank of Nanjing Gaochun Branch entered into a short-term loan agreement for one year from April 10, 2023 to April 9, 2024 for RMB10 million (approximately $1.4 million) bearing interest rate at 3.7% per annum. We borrowed RMB10 million (approximately $1.4 million) on April 23, 2023. The loan was guaranteed by our former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. We repaid the loan on April 9, 2024.

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

On July 31, 2023, we obtained a three-year term facility from Bank of China Gaochun Branch, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from July 31, 2023 to July 30, 2026. The facility was guaranteed by our former CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, we borrowed RMB10 million (approximately $1.4 million) on July 31, 2023, bearing interest rate at 3.15% per annum. We repaid the loan on July 22, 2024

On August 3, 2023, we and Bank of China entered into a short term loan agreement for one year from August 3, 2023 to August 2, 2024 for a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.55% per annum. We borrowed RMB10 million (approximately $1.4 million) on September 27, 2023. The loan was secured by our buildings in Dalian. We repaid the loan on August 2, 2024.

On January 24, 2024, we entered into a short-term credit-guaranteed loan agreement with Zhejiang Shangyu Rural Commercial Bank for one year to January 17, 2025 with an amount of RMB5 million (approximately $0.7 million) bearing interest at 4.1% per annum. We borrowed RMB5 million (approximately $0.7 million) on the same date. We early repaid the loan on September 27, 2024.

On March 26, 2024, we entered into a short-term credit-guaranteed loan agreement with Zhejiang Shangyu Rural Commercial Bank for one year to March 25, 2025 with an amount of RMB5 million (approximately $0.7 million) bearing interest at 4.1% per annum. We borrowed RMB5 million (approximately $0.7 million) on the same date. We early repaid the loan on September 27, 2024.

On April 9, 2024, we and China Zheshang Bank Co., Ltd Shangyu Branch entered into a short-term loan agreement for one year from April 9, 2024 to April 7, 2025 for a maximum loan amount to RMB5.5 million (approximately $0.8 million) bearing interest rate at 4.05% per annum. We borrowed RMB5.5 million (approximately $0.8 million) on the same date.

On June 24, 2024, we and Bank of China entered into a short-term loan agreement, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from June 24, 2024 to June 20, 2025. The facility was guaranteed by our former CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, we borrowed RMB10 million (approximately $1.4 million) on June 24, 2024, bearing interest rate at 3.0% per annum. We early repaid the loan on August 23, 2024.

On September 29, 2024, we and Zhejiang Shangyu Rural Commercial Bank entered into a short-term credit-guaranteed loan agreement for RMB15 million (approximately $2.1 million) with the term of one year from September 29, 2024 to September 26, 2025 bearing 4.00% interest rate. We borrowed RMB15 million (approximately $2.1 million) on the same date.

We obtained banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB390 million (approximately $54.0 million) with the term from June 28, 2023 to April 29, 2025. We borrowed a series of acceptance bills totaling RMB286.5 million (approximately $40.8 million) for various terms expiring through October 2024 to March 2025, which was secured by our pledged deposit of RMB179.1 million (approximately $25.5 million, term deposit of RMB96.8 million (approximately $13.8 million) and our bills receivables of RMB19.8 million (approximately $2.8 million).

We borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB72.9 million (approximately $10.4 million) for various terms expiring through October to December 2024, which was secured by our cash totaling RMB72.0 million (approximately $10.3 million).

We obtained banking facilities from Bank of Communications Co., Ltd. Shangyu Branch totaling RMB11.2 million (approximately $1.6 million) expiring in March 2025, which was secured by our cash totaling RMB11.2 (approximately $1.6 million).

As of September 30, 2024, we had unutilized committed banking facilities of $1.3 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

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

As of August 31, 2021, we had not received any notices from the investors to exercise Series B warrants. Series B warrants, along with Series A-2 warrants, had both expired on September 1, 2021. As of September 30, 2024, we had not received any notices from investors to exercise the above warrants, which had also expired. As of September 30, 2024, we had no warrants outstanding.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2023	2024
Net cash provided by operating activities	$20,745	$30,078
Net cash used in investing activities	(28,737)	(20,112)
Net cash provided by (used in) financing activities	18,525	(21,463)
Effect of exchange rate changes on cash and cash equivalents	(2,201)	538
Net increase (decrease) in cash and cash equivalents and restricted cash	8,332	(10,959)
Cash and cash equivalents and restricted cash at the beginning of period	37,356	58,823
Cash and cash equivalents and restricted cash at the end of period	$45,688	$47,864

Operating Activities

Net cash provided by operating activities was $30.1 million in the nine months ended September 30, 2024, compared to $20.7 million for the same period in 2023. The net cash provided by operating activities for the nine months ended September 30, 2024 was mainly attributable to our net income of $24.1 million (before non-cash depreciation and amortization, allowance for expected credit losses, write-down of inventories, share-based compensation, gain on disposal of machines and investment in equity investees) and $6.3 million increased of trade and bills payable.

Net cash provided by operating activities was $20.7 million in the nine months ended September 30, 2023. The net cash provided by operating activities for the nine months ended September 30, 2023 was mainly attributable to our net income of $10.4 million (before non-cash depreciation and amortization, allowance for expected credit losses, write-down of inventories, share-based compensation, and change in fair value of warrant liability), an increase of $24.9 million of trade and bills payables, a decrease of $7.8 million of inventories, a decrease of $5.1 million of trade receivable from our former subsidiary offset by an increase of trade and bills receivable of $20.5 million, an increase of prepayments and other receivables of $1.8 million and an increase of $3.8 million of accrued expenses and other payables.

Investing Activities

Net cash used in investing activities was $20.1 million for the nine months ended September 30, 2024. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress $11.5 million and $9.1 million on deposit paid for acquisition of long-term investments.

Net cash used in investing activities was $28.7 million for the nine months ended September 30, 2023. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress $24.9 million and $3.8 million on deposit paid for acquisition of long-term investments.

Financing Activities

Net cash used in financing activities was $21.5 million in the nine months ended September 30, 2024, as compared to net cash provided by of $18.5 million in the same period in 2023. The net cash used in financing activities was mainly attributable to $13.5 million, net on placement of term deposits, $47.9 million repayment of bank borrowings and $2.1 million repayment on finance leases offset by $40.9 million advances from bank borrowings and $1.1 million proceeds from finance lease.

Net cash provided by financing activities was $18.5 million in the nine months ended September 30, 2023. The net cash provided by financing activities for the nine months ended September 30, 2023 was mainly attributable to $36.4 million advances from bank borrowings offset by repayment of bank borrowings of $16.6 million and $0.8 million repayment on finance lease.

As of September 30, 2024, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Shaoxing Branch of Bank of Communications Co., Ltd	$22,801	$22,787

Short-term credit facilities:
Zhejiang Shangyu Rural Commercial Bank	2,137	2,137
China Zheshang Bank Co., Ltd	2,082	784
	4,219	2,921

Other lines of credit:
China Zheshang Bank Co., Ltd	51,219	51,219
Bank of Communications Co., Ltd	1,593	1,593
	52,812	52,812
Total	$79,832	$78,520

Capital Expenditures

We incurred capital expenditures of $11.5 million and $24.9 million in the nine months ended September 30, 2024 and 2023, respectively. Our capital expenditures were used primarily to construct or upgrade our Dalian, Nanjing and Zhejiang facilities.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Date: November 12, 2024

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Zhiguang Hu
Zhiguang Hu
Chief Executive Officer

By:	/s/ Jiewei Li
Jiewei Li
Chief Financial Officer