Form 10-K
period 2024-12-31
CBAK Energy Technology, Inc.
filed 2025-03-17
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $1.37 per share) was approximately $107.3 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 89,939,662 shares of the registrant’s common stock outstanding as of March 14, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CBAK ENERGY TECHNOLOGY, INC.

Annual Report on Form 10-K

i

INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd.;

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

●	“Hitrans” are to our 67.33% owned PRC subsidiary, Zhejiang Hitrans Lithium Battery Technology (we hold 67.33% of registered equity interests of Hitrans, representing 72.99% of paid-up capital).

●	“Nanjing BFD” are to our PRC subsidiary, Nanjing BFD New Energy Technology Co., Ltd., a company that was previously named Nanjing Daxin New Energy Automobile Industry Co., Ltd. until February 24, 2023;

●	“RMB” are to Renminbi, the legal currency of China;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the U.S. Securities and Exchange Commission (the “SEC”). These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

For additional information, see “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we conduct our business activities. Its oversight and discretion over our business could result in a material adverse change in our operations and the value of our common stock. Changes in laws, regulations and policies in China and uncertainties with respect to the PRC legal system could materially and adversely affect us. In addition, rules and regulations in China can change quickly” on page 19, “Risk Factors—Risks Related to Doing Business in China—Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice” on page 21 and Risk Factors—Risks Related to Doing Business in China—There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations” on page 23.

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

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, including our former auditor, Centurion ZD CPA & Co. In May 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we have not been identified as a Commission-Identified Issuer after we filed on April 14, 2023 the annual report on Form 10-K for the fiscal year ended December 31, 2022 and do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this annual report on Form 10-K. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. Our current auditor, ARK Pro CPA & CO, is headquartered in Hong Kong. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were so identified for two consecutive years, we would become subject to the prohibition on trading under the HFCAA, as amended.

For additional information, see “Risk Factor—Risks Related to Doing Business in China—The PCAOB had historically been unable to inspect our former auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our former auditor in the past has deprived our investors of the benefits of such inspections. Our common stock may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of our common stock, or the threat of its being delisted, may materially and adversely affect the value of your investment” on page 18.

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

For additional information, see “Risk Factor—Risks Related to Doing Business in China—The PRC government has increasingly strengthened oversight in offerings conducted overseas or on foreign investment in China-based issuers, which could result in a material change in our operations and our common stock could decline in value or become worthless.” on page 19.

v

Cash and Asset Flows Through Our Organization

Under relevant PRC laws and regulations, we are permitted to provide funding from the proceeds of our overseas fund raising activities to our PRC subsidiaries only through loans or capital contributions. In the fiscal years ended December 31, 2023 and 2024, we transferred $0.2 million and $2.4 million to our PRC subsidiaries as capital contribution, respectively. As of December 31, 2024, CBAK Energy Technology, Inc., the Nevada issuer, had made cumulative capital contributions of $141.04 million to our existing PRC subsidiaries, which were accounted as long-term investments by us.

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

For additional information, see “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we conduct our business activities. Its oversight and discretion over our business could result in a material adverse change in our operations and the value of our common stock. Changes in laws, regulations and policies in China and uncertainties with respect to the PRC legal system could materially and adversely affect us. In addition, rules and regulations in China can change quickly” On page 19 and “Risk Factors—Risks Related to Doing Business in China—PRC regulation of loans to, and direct investment in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent CBAK Energy Technology, Inc. from making additional capital contributions or loans to its PRC subsidiaries” on page 25.

Summary of Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of significant risk factors and uncertainties that may affect our business, which are discussed in more detail below under “Item 1A. Risk Factors” included in this annual report on Form 10-K:

●	The PRC government exerts substantial influence over the manner in which we conduct our business activities. Its oversight and discretion over our business could result in a material adverse change in our operations and the value of our common stock. Changes in laws, regulations and policies in China and uncertainties with respect to the PRC legal system could materially and adversely affect us. In addition, rules and regulations in China can change quickly with little advance notice.

●	The PRC government has increasingly strengthened oversight in offerings conducted overseas or on foreign investment in China-based issuers, which could result in a material change in our operations and our common stock could decline in value or become worthless.

●	Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	CBAK Energy Technology, Inc., as a holding company incorporated in Nevada, the United States, without material operations of its own, relies on dividends and other distributions on equity paid by its PRC operating subsidiaries for its cash needs.

●	Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

●	Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

●	There are inherent risks associated with new product development and our efforts to develop and market new products could fail.

●	Our failure, if any, to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.

●	Maintaining our R&D activities and manufacturing operations require significant capital expenditures, and our inability or failure to maintain our operations could have a material adverse impact on our market share and ability to generate revenue.

●	We face intense competition from other battery manufacturers and cathode material and precursor producers, many of which have significantly greater resources.

●	We are dependent on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

●	Our business depends on the growth in demand for light electric vehicles, electric vehicles, energy storage, such as residential energy supply and UPS application, and other high-power electric devices.

●	Our success, in part, depends on the success of manufacturers of the end applications that use our products, and our failure to gain acceptance of our products from such manufacturers could materially and adversely affect our results of operations and profitability.

●	We do not have product liability insurance for claims against our product quality. Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

●	We do not have long-term purchase commitments from our customers, which may result in significant uncertainties and volatility with respect to our revenue from period to period.

●	We rely significantly on technology and systems to support our production, supply chain, payments, financial reporting and other key aspects of our business. Any failure, inadequacy, interruption or security failure of those systems could have a material adverse effect on our business, reputation and brand, financial condition, and results of operations.

●	We and our independent public accounting firm identified material weaknesses in our internal control over financial reporting as of December 31, 2024. If we fail to remediate the material weaknesses, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

●	Numerous factors, many of which are beyond our control, may cause the market price of common stock to fluctuate significantly.

●	Techniques employed by short sellers may drive down the market price of the common stock of CBAK Energy Technology, Inc.

●	Other risks identified in this report and in our other reports filed with the SEC, including those identified in “Item 1A. Risk Factors” below.

Enforceability of Civil Liabilities

There is uncertainty as to whether the courts of China would:

●	recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States; or

●	entertain original actions brought in each respective jurisdiction against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

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

PART I

ITEM 1. BUSINESS.

Overview of Our Business

We are a manufacturer of new energy high power lithium and sodium batteries that are mainly used in light electric vehicles, electric vehicles, energy storage such as residential energy supply & uninterruptible power supply (UPS) application, and other high-power applications. Our primary product offerings consist of new energy high power lithium and sodium batteries. In addition, after completing the acquisition of 81.56% of registered equity interests (such ownership percentage reduced to 67.33% of registered equity interests (representing 72.99% of paid-up capital as of December 31, 2024)) of Hitrans in November 2021, we entered the business of developing and manufacturing NCM precursor and cathode materials. Hitrans is a leading developer and manufacturer of ternary precursor and cathode materials in China, whose products have a wide range of applications on batteries that would be applied to electric vehicles, electric tools, high-end digital products and storage, among others.

As of December 31, 2024, we report financial and operational information in two segments: (i) production of high-power lithium and sodium battery cells, and (ii) manufacture and sale of materials used in high-power lithium battery cells.

We generated revenues of $176.6 million and $204.4 million for the fiscal years ended December 31, 2024 and 2023, respectively. We had a net income of $9.6 million in the fiscal year ended December 31, 2024 compared to a net loss of $8.5 million in the fiscal year ended 2023. As of December 31, 2024, we had an accumulated deficit of $122.6 million and net assets of $120.1 million.

Expansion of Manufacturing Capabilities

We have three major manufacturing centers for new energy batteries, including lithium and sodium batteries in Nanjing, Dalian and Shangqiu, and a manufacturing plant for precursors and cathode materials in Shaoxing.

In June 2020, our wholly-owned subsidiary, BAK Asia entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), a company affiliated with the local government of Gaochun Economic Development Zone in Nanjing, Jiangsu, PRC. According to the agreement, we intended to develop certain lithium battery projects within Gaochun EDZ which are expected to have a total production capacity of approximately 20 GWh per year after completion (the “Nanjing Project”). As of December 31, 2024, we had received government subsidies in an amount of RMB47.9 million (approximately $6.6 million) from Gaochun EDZ. We plan to utilize the targeted total capacity of approximately 20 GWh per year to produce lithium batteries or sodium batteries for the light electric vehicle (LEV), electric vehicle (EV), and energy storage sectors. The Company expects to achieve such capacity expansion under the Nanjing Project through two phases of construction. In Phase I, we secured plant rentals and completed interior construction by 2021, featuring two production lines. One line is dedicated to manufacturing model 32140 lithium batteries, while the other is versatile, capable of producing either model 32140 lithium or sodium batteries. The completed Phase I plants span roughly 27,173 square meters, and as of December 31, 2024, the two production lines constructed during Phase I had been put into operation. Our actual production capacity for Phase I stands at 1.3 GWh annually when both lines are assigned to lithium battery production. Phase II, scheduled for completion by the end of 2027, aims to add another three large manufacturing plants and augment our annual production capacity by an additional 18 GWh. We plan to add the first two production lines to the first large manufacturing plant at Phase II. As of December 31, 2024, we had successfully signed procurement agreements with all suppliers and completed the prepayment for all necessary production equipment and utilities required for the first two production lines at Phase II, that are scheduled to enter trial production by May 2025, with full-scale mass production expected to begin by late 2025. Together, these two production lines will have an annual production capacity of approximately 3GWh. The expansion of the Nanjing project is fueled by strong client demand and a surge in orders. Our existing two production lines at Phase I are already operating at full capacity, necessitating the addition of new capacity to meet the growing demand for our Model 32140 cells.

Our sales have continued to grow in recent years. Our model 26650 batteries produced in our Dalian manufacturing center have gained popularity in European and American markets. As a result, our Dalian facilities had experienced client demand that exceeded the available supply at the time. As of December 31, 2024, we had three production lines in Dalian, with a total capacity of 1 GWh per year. Furthermore, we are proactively enhancing the product portfolio at our Dalian manufacturing center, as the existing Model 26650—developed in 2006—has become relatively outdated. To advance this initiative, we are setting up a new production line for Model 40135, designed with a capacity of 2.3 GWh. Procurement agreements with equipment suppliers have been finalized, and the equipment is expected to begin operations by the end of May 2025. We anticipate commencing mass production by the end of 2025.

Our Hitrans facilities currently have a manufacturing capacity of 13,000 tons for NCM precursors and 3,000 tons for NCM cathode materials. Hitrans is actively engaged in constructing a new manufacturing plant, slated for completion in June 2026 and expected to be operational in the first half of 2027. Upon completion, this new facility will increase Hitrans’ NCM precursor production capacity by an additional 37,000 tons.

Development of New Battery Models

Currently, our primary battery product offering consists of Model 26650, 26700 and 32140 lithium cells, and 32140 sodium cells. Model 26650, 26700 and 32140 batteries can be used in light electric vehicles, electric vehicles,, energy storage (such as residential energy supply & uninterruptible power supply (UPS) application), and other high-power applications. Our sodium cells can be used in ultra-low temperature conditions and have fast-charging capability. Actual testing data shows that our model 32140 sodium cells retain 85% capacity under -40℃ and could be charged to 90% capacity within 10 minutes.

To maintain our competitive position, we are expanding the range of our cylindrical battery models to include larger products, such as model 40135 and 46950. Larger cylindrical batteries typically offer superior performance at lower manufacturing costs. As of December 31, 2024, we are in the process of installing a new production line at our Dalian facilities for Model 40135, with mass production anticipated to begin in the second half of 2025. Meanwhile, the development of Model 46950 is underway, and we expect it to reach the sample stage by the end of 2025. Based on different client demand, we may produce sodium versions of these models.

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

Prior to the Acquisition, CBAK Power and Hangzhou Juzhong Daxin Asset Management Co., Ltd. (“Juzhong Daxin”) entered into a framework investment agreement (the “Letter of Intent”) for a potential acquisition of Hitrans, and CBAK Power paid RMB20 million ($3.10 million) to Juzhong Daxin as a security deposit under the Letter of Intent. On July 27, 2021, Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power. Juzhong Daxin has refused to refund an additional RMB3 million ($0.5 million), claiming that the amount was a justified risk premium for their facilitation of the acquisition. CBAK Power believes this assertion is baseless and has initiated legal proceedings against Juzhong Daxin to recover the outstanding RMB3 million. As of December 31, 2024, CBAK Power had not recovered the RMB3 million from Juzhong Daxin.

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

On July 8, 2022, Hitrans held a shareholder meeting to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.2 million) and to accept an investment of RMB22 million (approximately $3.1 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and another investment of RMB18 million (approximately $2.5 million) from Mr. Haijun Wu (collectively, the “Management Shareholder Investments”). Under the resolution, 10% of the Management Shareholder Investments (RMB4 million or $0.5 million) will be counted towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.1 million) will be treated as additional paid-in capital. 25% of the Management Shareholder Investments was required to be in place before August 15, 2022. As of September 30, 2022, RMB10 million (approximately $1.4 million), representing 25% of the Management Shareholder Investments was received. Another 25% (RMB10 million) and 50% (RMB20 million) of the Management Shareholder Investments were required to be received before December 31, 2022 and June 30, 2024, respectively. As of December 31, 2024, the 25% (RMB10 million) of the Management Shareholder Investments were received. Shaoxing Haiji and Mr. Haijun Wu are currently in negotiations with other shareholders of Hitrans to extend the payment due date for the remaining unpaid 25% and 50% of the Management Shareholder Investments to May 31, 2029. In addition, in 2022, CBAK Power injected an additional RMB60 million (approximately $8.7 million) in Hitrans comprising RMB6 million ($0.9 million) towards Hitrans’s registered capital and RMB54 million ($7.8 million) as additional paid-in capital.

On December 8, 2022, CBAK Power entered into agreements with five investors (together, the “Hitrans Investors”) to transfer an aggregate of 6.8183% equity interests CBAK Power holds in Hitrans to these Hitrans Investors. Among the five investors, four of them invested RMB5 million (approximately $0.7 million) each to obtain 1.1364% equity interests, respectively, while the fifth investor paid RMB10 million (approximately $1.5 million) to acquire 2.2727% equity interests. Following the above financing and transfer transactions, CBAK Power’s equity interests in Hitrans decreased to 67.33%, representing 72.99% of paid-up capital as of December 31, 2024.

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

In recent years, the majority of our revenue has been driven by sales of residential energy supply and UPS applications. Our cylindrical lithium batteries, engineered with a strong focus on safety and a compact design, are ideally suited for energy storage solutions where space is limited and safety is paramount—such as portable power supply units and home energy storage systems. Consequently, our top customers in recent years have predominantly come from these sectors, and we expect this trend to continue given the growing demand for our batteries.

In addition, our cylindrical lithium batteries are increasingly gaining traction in the light electric vehicle (LEV) market, particularly for two- and three-wheeler applications, as they can be efficiently integrated into battery packs for smaller vehicles.

Our Corporate History and Structure

CBAK Energy Technology, Inc. was incorporated in the State of Nevada on October 4, 1999. The shares of common stock of CBAK Energy Technology, Inc. traded in the over-the-counter market through the Over-the-Counter Bulletin Board between 2005 and May 31, 2006. On May 31, 2006, CBAK Energy Technology, Inc. obtained approval to list its common stock on the Nasdaq Global Market, and trading commenced on the same date under the symbol “CBAK.” Effective November 30, 2018, the trading symbol for the common stock of CBAK Energy Technology, Inc. changed from CBAK to “CBAT.” Effective June 21, 2019, CBAK Energy Technology, Inc.’s common stock started trading on the Nasdaq Capital Market (“Nasdaq”).

We currently conduct our business primarily through (i) CBAK Power; (ii) Nanjing CBAK (as defined below); (iii) CBAK Shangqiu (as defined below); (iv) Nanjing BFD; and (v) Hitrans. All of CBAK Energy Technology, Inc.’s subsidiaries are listed below:

●	CBAK Energy Investments Holdings (“CBAK Energy Investments”), our wholly owned subsidiary, was incorporated on February 26, 2024 under the laws of the Cayman Islands. CBAK Energy Investments does not have any significant operations as of the date of this report.

●	CBAK Energy Lithium Battery Holdings Co., Ltd. (“CBAK Energy Lithium Holdings”), our wholly owned subsidiary, incorporated on July 12, 2023 under the laws of the Cayman Islands in the name of “Hitrans Holdings,” was renamed as “CBAK Energy Lithium Battery Holdings Co., Ltd” on February 29, 2024.

BAK Asia and its subsidiaries

●	BAK Asia, or China BAK Asia Holdings Limited, an investment holding company formed under the laws of Hong Kong on July 9, 2013.

●	CBAK Power, or Dalian CBAK Power Battery Co., Ltd., wholly-owned by BAK Asia, located in Dalian, China, incorporated on December 27, 2013, focuses on the development and manufacture of high-power lithium batteries.

●	CBAK Shanqiu or CBAK New Energy (Shangqiu) Co., Ltd., wholly-owned by CBAK Power, located in Shangqiu, China, incorporated on July 25, 2023, focuses on the development and manufacture of high-power lithium batteries.

●	Dalian CBAK Energy Technology Co., Ltd. (“CBAK Energy”), wholly-owned by BAK Asia, located in Dalian, China, incorporated on November 21, 2019. CBAK Energy does not have any significant operations as of the date of this report.

Hitrans Holdings and its subsidiaries

●	Hitrans Holdings Co., Ltd. (“Hitrans Holdings”), our wholly owned subsidiary, incorporated on July 28, 2021 under the laws of the Cayman Islands, previously named “CBAK Energy Technology, Inc.”, was renamed as “Hitrans Holdings Co., Ltd.” on February 29, 2024. Hitrans Holdings owns 100% equity interests of Hong Kong Hitrans.

●	Hong Kong Hitrans Holdings Company Limited (“Hong Kong Hitrans”), a direct, wholly owned subsidiary of Hitrans Holdings, was incorporated on July 7, 2023 under the laws of Hong Kong, previously named “Hong Kong Nacell Holdings Company Limited”, was renamed as “Hong Kong Hitrans Holdings Company Limited” on March 28, 2024. Hong Kong Hitrans had no significant operations as of the date of this report.

●	Dalian CBAK New Energy Co., Ltd. (“CBAK New Energy”), wholly-owned by BAK Investments, located in Dalian, China, incorporated on August 14, 2013, previously named Dalian CBAK Trading Co., Ltd. until December 12, 2023, was transferred from BAK Asia to BAK Investments on December 26, 2023. On March 5, 2024, CBAK New Energy was transferred from BAK Investments to Hong Kong Hitrans. CBAK New Energy does not have any significant operations as of the date of this report.

●	Hitrans, or Zhejiang Hitrans Lithium Battery Technology Co., Ltd, 67.33% owned by CBAK Power, located in Shangyu, Shaoxing, China, incorporated on December 16, 2015, principally engaged in the business of research and development, production and sales of cathode materials and precursors for NCM lithium batteries.

●	Shaoxing Haisheng International Trading Co., Ltd. (“Haisheng”), wholly-owned by Hitrans, located in Shangyu, Shaoxing, China, incorporated on October 9, 2021, principally engaged in the business of cathode raw materials trading.

●	Anhui Yuanchuang New Energy Materials Co., Ltd., a wholly-owned subsidiary of Hitrans, located in Fuyang, Anhui, China, incorporated on January 9, 2025, focuses on the production of cathode materials for NCM lithium batteries.

BAK Investments and its subsidiaries:

●	BAK Investments or BAK Asia Investments Limited, an investment holding company formed under the laws of Hong Kong;

●	CBAK New Energy (Nanjing) Co., Ltd (“CBAK Nanjing”), wholly-owned by BAK Investments located in Nanjing, China, incorporated on July 31, 2020. CBAK Nanjing does not have any significant operations as of the date of this report.

●	Nanjing CBAK or Nanjing CBAK New Energy Technology Co., Ltd., wholly owned by CBAK Nanjing, located in Nanjing, China, incorporated on August 6, 2020, focuses on the development and manufacture of larger-sized cylindrical lithium batteries.

●	Nanjing BFD or Nanjing BFD New Energy Technology Co., Ltd, wholly-owned by CBAK Nanjing, incorporated on November 9, 2020, formally known as Nanjing Daxin, renamed on March 8, 2023, focuses on the development and manufacture of sodium-ion batteries. Nanjing BFD’s original business of the development and manufacture of electric bicycle, motorcycle and automotive spare parts will be gradually marginalized.

●	Shenzhen CBAK Sodium Battery New Energy Co., Ltd (“CBAK Shenzhen”), a wholly-owned subsidiary of BAK Investments, located in Shenzhen, China, incorporated on October 29, 2024, plan to focuses on the research and development of sodium batteries.

●	CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”), 90% owned by Nanjing BFD, located in Suzhou, China, incorporated on May 4, 2018, used to focus on the development and manufacture of new energy high power battery packs. CBAK Suzhou currently does not employee any local staff. Since its lease expired in October 2019, CBAK Suzhou has stopped using the facilities located at its registered address. Some of its business has been transferred to our subsidiaries in Dalian and CBAK Suzhou’s remaining assets are temporarily stored in our facilities in Dalian. We plan to dissolve CBAK Suzhou as soon as practicable.

Subsidiaries dissolved in the past two fiscal years

●	Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd. (“Guangdong Hitrans”), 80% owned by Hitrans, located in Dongguan, Guangdong, China, incorporated on July 6, 2018, principally engaged in the business of wastes recycling. Guangdong Hitrans was dissolved on January 30, 2024.

●	Daxin New Energy Automobile Technology (Jiangsu) Co., Ltd. (“Jiangsu Daxin”), wholly-owned by Nanjing BFD, incorporated on August 4, 2021, focuses on the development and manufacture of electric bicycle, motorcycle and automotive spare parts. Jiangsu Daxin was dissolved on December 22, 2023.

Almost all of our business operations are conducted primarily through our Chinese subsidiaries. The chart below presents our current corporate structure:

Corporate Structure

CBAK Energy Technology, Inc.
(Nevada)
中比能源科技股份公司
(内华达)
100%
CBAK Energy Investments Holdings
(Cayman)
100%
100%
100%
100%
100%
100%
Dalian CBAK Energy Technology Co., Ltd
Dalian CBAK Power Battery Co., Ltd
100%
100%
100%
CBAK New Energy (Nanjing) Co., Ltd
100%
100%
Nanjing CBAK New Energy Technology Co., Ltd
90%
CBAK New Energy (Suzhou) Co., Ltd
100%
Hong Kong Hitrans Holdings Company Limited
100%
Dalian CBAK New Energy Co., Ltd
67.33%
Zhejiang Hitrans Lithium Battery Technology Co., Ltd
100%
100%

Our Products

Our cylindrical lithium batteries are manufactured using lithium iron phosphate (LFP) materials. While LFP cells offer a lower energy density compared to batteries utilizing nickel-cobalt-manganese (NCM) materials, they provide significant advantages in terms of longer cycle life and enhanced safety. Additionally, we offer cylindrical sodium batteries using LiMO₂ materials, specifically designed to meet the demands of ultra-low temperatures and fast-charging applications.

We currently are manufacturing the following batteries, which can be used for various applications:

Battery Cell Type	End applications*
Cylindrical Lithium Battery (LFP)	Light electric vehicle
Cylindrical Sodium Battery	Electric car
Energy Storage including Residential Energy Supply and UPS

On November 29, 2021, we announced the completion of the acquisition of 81.56% equity interests (such ownership percentage reduced to 67.33% of registered equity interests (representing 72.99% of paid-up capital as of December 31, 2024)) of Hitrans.  We since then have incorporated the manufacture and sale of the following materials used in high power lithium batteries as part of our operations:

Material Type	End applications*
Cathode	High-power NCM lithium battery
Precursor	NCM cathode materials

Precursors are in general made from nickel salts, cobalt salts and manganese salts, and are used in manufacturing cathode materials. Cathode materials are crucial raw materials to manufacture lithium-ion batteries.

Sales and Marketing

Currently, our marketing and promotional efforts for our battery segment are primarily undertaken by our marketing department in both Dalian and Nanjing. We plan to build an extensive sales and service network in China, as we expand our presence into the regions where China’s main lithium battery productions are located, such as Tianjin City, Shandong Province, Guangdong Province and Jiangsu Province.

Hitrans, our raw materials production unit, concentrates its marketing efforts on the domestic Chinese market, with a particular focus on South and East China, targeting players in the NCM lithium industry.

We also engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We believe these activities are beneficial to promoting our products and brand name among key industry participants.

Suppliers

The primary raw materials used in the manufacture of lithium-ion batteries include electrode materials, steel cases, caps, foils, electrolytes and separators. The primary raw materials used in our materials business include graphite, iron phosphate and lithium phosphate. The cost of these raw materials is a key factor in pricing our products. We source such raw materials from a number of suppliers across China. We are seeking to identify alternative raw material suppliers to the extent there are viable alternatives and to expand our use of alternative raw materials.

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

Intellectual Property

As of December 31, 2024, CBAK Power held 149 patents in the PRC, which will expire between 2025 to 2042. Among the 149 patents, two were acquired by BAK Asia, from an unrelated third party at RMB1 and were contributed as paid-in capital to CBAK Power. As of December 31, 2024, CBAK Energy held 8 patents in the PRC, all of which will expire between 2030 and 2040; Nanjing CBAK held 45 patents in the PRC, all of which will expire between 2031 and 2044; Nanjing BFD held 39 patents in the PRC, all of which will expire between 2028 and 2045; and Hitrans held 26 patents in the PRC, all of which will expire between 2028 and 2044.

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

Customers

Currently, major customers for our high -power lithium batteries business include Viessmann Faulquemont S.A.S, Anker Innovations, Livguard Energy Technologyies Private Limited., Hello Tech (Jackery), Shenzhen ACE Battery Co., Ltd. and PowerOAK. We believe that our revenue and market share will increase as we gradually expand our high-power battery production to meet the growing demand for these batteries.

Geography of Sales

Our revenues are generated from both domestic and international customers, but the percentage contribution from each group varies significantly from year to year. The following table sets forth certain information relating to our total revenues by location of our customers for the last two fiscal years:

	Fiscal Years ended
	December 31, 2023		December 31, 2024
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Mainland China	$119,307,085	58	$98,925,752	56
Europe	78,575,290	38	65,746,989	37
Others	6,555,990	4	11,941,868	7
Total	$204,438,365	100	$176,614,609	100

Competition

We face intense competition from high-power lithium battery makers and raw materials manufacturers in China. The following table sets forth our major competitors in the battery market broken down by battery models as well as in the materials market, as of December 31, 2024:

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

Our R&D personnel developed model 32140 lithium cell in house which has become one of the best large cylindrical battery models in the world. Furthermore, our R&D team successfully developed model 32140 sodium cell, making us one of only a few companies in the world that are capable of mass producing sodium-ion batteries. Our sodium cells can be used in ultra-low temperature conditions and have fast-charging capability. Actual testing data shows that our model 32140 sodium cells retain 85% capacity under -40℃ and could be charged to 90% capacity within 10 minutes.

To maintain our competitive position, we are expanding the range of our cylindrical battery models to include larger options, such as model 40135, a refined version of the previously planned 40140, and 46950. We have paused the development of Model 46120, as market research indicates Model 46950 may present greater market potential. Larger cylindrical batteries typically offer superior performance at lower manufacturing costs. As of December 31, 2024, we are in the process of installing a new production line at our Dalian facilities for Model 40135, with mass production anticipated to begin in the second half of 2025. Meanwhile, the development of Model 46950 is underway, and we expect it to reach the sample stage by the end of 2025.

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

Human Capital

We had a total of approximately 1,463 employees as of December 31, 2024, all of whom are full-time employees. The following table sets forth the number of our employees by function.

Function	Number
Production	689
Research and development	404
Sales and marketing	39
General and administrative	331
Total	1,463

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

We believe we maintain good relations with our employees.

Available Information

We make available free of charge, on or through our investor relations website, http://ir.cbak.com.cn, our annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of the SEC’s website is www.sec.gov. Information appearing on our website is not part of any report that we file with the SEC.

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

Value-Added Tax

The PRC Provisional Regulations on Value-Added Tax were promulgated by the State Council on December 13, 1993, which became effective on January 1, 1994 and were subsequently amended from time to time. The Detailed Rules for the Implementation of the PRC Provisional Regulations on Value-Added Tax (2011 Revision) was promulgated by the Ministry of Finance on December 25, 1993 and subsequently amended on December 15, 2008 and October 28, 2011. On November 19, 2017, the State Council promulgated the Decisions on Abolishing the PRC Provisional Regulations on Business Tax and Amending the PRC Provisional Regulations on Value-Added Tax. Pursuant to these regulations, rules and decisions, all enterprises and individuals engaged in sale of goods, provision of processing, repair, and replacement services, sales of services, intangible assets, real property, and the importation of goods within the PRC territory are VAT taxpayers. On March 21, 2019, the Ministry of Finance, the SAT, and the General Administration of Customs jointly issued the Announcement on Relevant Policies on Deepen the Reform of Value-Added Tax. Sales revenue represents the invoiced value of goods, net of VAT. The VAT is based on gross sales price, starting from April 1, 2019, VAT rate was lowered to 13%. On September 30, 2019, the Ministry of Finance and the State Taxation Administration jointly issued the Announcement on Clarifying the VAT Additional Deduction Policy for the Living Services, pursuant to which, from October 1, 2019 to December 31, 2021, the taxpayers engaging in providing living services are allowed to deduct additional 15% of the deductible input VAT amount for the current period from the payable tax. For aforementioned taxpayers providing production and living services relating to Announcement on Policies for Deepening the VAT Reform and Announcement on Clarifying the VAT Additional Deduction Policy for the Living Services, the input VAT additional deduction policies is further extended to December 31, 2022 according to the regulations. From January 1, 2023 to December 31, 2024, the VAT Additional Deduction policy is implemented in accordance with the following provisions: (i). Taxpayers in the productive service industry are allowed to add 5% of the current deductible input tax to offset the taxable amount; (ii). Taxpayers in the lifestyle service industry are allowed to deduct 10% of the current deductible input tax to offset the taxable amount. On December 25, 2024, the prevailing VAT regulations were enacted into the Value-Added Tax Law of the People’s Republic of China, which will come into effect on January 1, 2026.

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

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong and our auditor was subject to that determination. In May 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we have not been identified as a Commission-Identified Issuer after we filed on April 14, 2023 the annual report on Form 10-K for the fiscal year ended December 31, 2022 and we do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations, and will impact companies with connections to the United States or China. The SEC has issued statements primarily focused on companies with significant China-based operations, such as us. For example, on July 30, 2021, Gary Gensler, former Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations. The statement also addressed risks inherent in companies with VIE structures. We have never adopted a VIE structure and are not in any industry that is subject to foreign ownership limitations by China. However, it is possible that the Company’s filings with the SEC may be subject to enhanced review by the SEC.

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

In August 2023, former President Biden issued an executive order to restrict U.S. investments in sensitive technologies in the Chinese mainland, Hong Kong, and Macau, such as advanced computing chips, quantum technology, and artificial intelligence. As of the date of this annual report, the final rules implementing the order have not become effective yet, and the scope of the review program may be materially different from what is currently contemplated by the advance notice. Therefore, there are substantial uncertainties on whether the outbound foreign direct investment review program will have a material impact on our business, results of operations, financial condition, and prospects.

On the other hand, the United States and China have imposed new or higher tariffs on goods imported from each other, including tariff increases announced by both countries in early 2025. If the United States or China continues imposing such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or by China, the resulting trade barriers could have a significant adverse impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, sanctions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact costs, our suppliers and the world economy in general, which in turn could have a material adverse effect on our business, results of operations and financial condition.

We cannot foresee whether and how developments in similar policy actions or any other policy actions taken by the U.S. or Chinese government will impact our business and financial performance. In addition, changes in political, business, economic and trade relations between the U.S. and China, including the potential for heightened tensions under the current U.S. administration, may trigger negative customer sentiment towards western brands in China, potentially resulting in a negative impact on our business, results of operations and financial condition.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements included in this annual report which states that the financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included herein, we had a working capital deficiency, accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of December 31, 2024.  These conditions raise substantial doubt about our ability to continue as a going concern. We plan to improve our profitability, renew our bank borrowings upon maturity and raise additional funds through bank borrowings and equity financing to meet our daily cash demands. However, there can be no assurance that we will be successful in executing such plans or obtaining additional equity or debt financing on acceptable terms. The audited consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

The acquisition of a controlling Interest in Hitrans has not fully delivered the anticipated benefits, as its financial performance has fallen short of initial expectations. However, it continues to provide strategic value, including market presence and potential synergies with our existing operations. We remain focused on leveraging Hitrans’s capabilities and exploring opportunities to enhance its contribution to our overall business.

We consummated the acquisition of 81.56% of registered equity interests (representing 75.57% of paid-up capital) in Hitrans in November 2021. As of December 31, 2024, our ownership had reduced to 67.33% of registered equity interests (representing 72.99% of paid-up capital) as a result of Hitrans’s subsequent equity financings and our sale of certain equity interests in Hitrans. We have fully paid the registered capital of Hitrans that we had subscribed for.

Since the acquisition, Hitrans’s revenue has declined. For example, net revenue from sales of cathode materials and precursors decreased from $71.4 million for the fiscal year ended December 31, 2023, to $40.0 million for the fiscal year ended December 31, 2024.

Acquisitions generally pose risks such as (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; (iv) potential unknown or unquantifiable liabilities associated with the target company; and (v) diversion of management’s attention from other business concerns. This acquisition involved substantial investment of funds from our previous equity financings and resulted in one-time charges and expenses. Given Hitrans’s underperformance since the acquisition, we may not achieve the anticipated revenue, income, or other returns, and the resources we have committed may not be available for other strategic opportunities. If we are unable to reverse the declining performance of Hitrans or mitigate associated risks, our operating results could be negatively impacted.

Additionally, we have recognized impairment losses for long-lived assets of $0.5 million and $7.1 million for the years ended December 31, 2024 and 2023, respectively. Such impairment charges represented the excess of carrying amounts of long-lived assets over the estimated fair value of the production facilities in Hitrans for the production of materials used in manufacturing of lithium batteries. We also recognized impairment losses for goodwill of $1.6 million for the year ended December 31, 2022 due to the underperformance of the Hitrans segment.  Any additional impairment of goodwill or other intangible assets acquired in connection with Hitrans’s acquisition or in another acquisition or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings.

We may face additional impairment charges if economic environments in which our businesses operate and key economic and business assumptions substantially change.

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

In June 2020, our wholly-owned subsidiary, BAK Asia entered into a framework investment agreement with Gaochun EDZ. According to this agreement, we intended to develop certain lithium battery projects which are expected to have a total production capacity of approximately 20 GWh per year with support from Gaochun EDZ. See also “Item 1. Business—Expansion of Manufacturing Capabilities” for additional information on our cooperation with Gaochun EDZ. We have put into operation two production lines of model 32140 large-sized cylindrical “tabless” batteries with an actual production capacity of 1.3 GWh per year. Model 32140 batteries can be used in light electric vehicles, electric vehicles and energy storage. We also announced in June 2023 that we had succeeded in mass-producing Model 32140 sodium-ion cylindrical batteries, making us one of only a few companies in the world that have the capacity to mass produce sodium-ion batteries. We are also in the process of establishing a new production line for larger-sized cylindrical batteries, including Model 40135, while simultaneously advancing the development of next-generation products such as Model 46950.

In addition, we had been gradually phasing out our light electric vehicle business. In 2020, we ventured into developing light electric vehicle projects. On November 9, 2020, we established our new subsidiary, Nanjing BFD, formally named Nanjing Daxin, to launch and develop our light electric vehicle business. However, the development of this new line of business was not successful due to the competitive landscape and evolving market preferences. Consequently, Nanjing BFD has shifted away from the development and manufacture of electric bicycles, motorcycles and automotive spare parts and pivoted towards the manufacture of sodium-ion batteries since 2023. Jiangsu Daxin, a subsidiary wholly-owned by Nanjing BFD, incorporated on August 4, 2021 and focused on the development and manufacture of electric bicycle, motorcycle and automotive spare parts, was dissolved on December 22, 2023.

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

The lithium-based battery market, as well as the battery materials industry, are characterized by changing technologies and evolving industry standards, which are difficult to predict. This, coupled with frequent introduction of new products and models, has shortened product life cycles and may render our products obsolete or unmarketable. Our ability to adapt to evolving industry standards and anticipate future standards will be a significant factor in maintaining and improving our competitive position and our prospects for growth. To achieve this goal, we have invested and plan to continue investing significant financial resources in our R&D infrastructure. Currently, we have facilities in Dalian, Nanjing and Shaoxing, China, which have about 404 R&D staffers and over 8,254 square meters of space dedicated to R&D activities.

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

Maintaining our R&D activities and manufacturing operations requires significant capital expenditures, and our inability or failure to maintain our operations could have a material adverse impact on our market share and ability to generate revenue.

We incurred capital expenditures of approximately $31.1 million and $17.2 million for the years ended December 31, 2023 and 2024, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to timely obtain capital on acceptable terms and adequately maintain our manufacturing capacity, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

The market for cathode materials and precursors has been evolving rapidly. Rapid and ongoing changes in technology and product standards could render our cathode materials and precursor products less competitive, or even obsolete, particularly if we fail to continue to improve the performance of our cathode materials and precursor products. Competing technologies that outperform our cathode materials and precursor products in one or more performance attributes could be developed and successfully introduced. We are aware of certain companies, including Beijing Easpring Material Technology Co., Ltd. and Ningbo Ronbay Lithium Battery Material Co., Ltd. using cell chemistry technology similar to our technology and these or other companies have introduced or could introduce products that compete directly with our products and could in the future outperform our products in one or more performance attributes, could be offered to our customers as a cheaper alternative to our products or may result in increased pricing pressure on our products.

We are dependent on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 66.1% and 65.6% of our revenues for the years ended December 31, 2024 and 2023, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single prominent customer stops purchasing our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

Our business depends on the growth in demand for light electric vehicles, electric vehicles, energy storage, such as residential energy supply and UPS application, and other high-power electric devices.

As the demand for our battery cell and battery materials is directly related to the market demand for high-power electric devices, a fast-growing high-power electric devices market will be critical to the success of our business. In anticipation of an expected increase in the demand for high-power electric devices such as electric vehicles, light electric vehicles, and energy storage including residential energy supply and UPS application in the next few years, we are building new manufacturing facilities in Nanjing and have invested in the R&D capability of our newly acquired battery materials business. However, the markets we have targeted, primarily those in the PRC, may not achieve the level of growth we expect. If this market fails to achieve our expected level of growth, we may have excess production capacity and may not be able to generate enough revenue to maintain our profitability.

Our success, in part, depends on the success of manufacturers of the end applications that use our products, and our failure to gain acceptance of our products from such manufacturers could materially and adversely affect our results of operations and profitability.

As we target the battery markets for light electric vehicles, electric vehicles, energy storage including but not limited to residential energy supply & UPS application, and other high-power electric devices, our future success in part depends on whether end-application manufacturers are willing to use batteries that incorporate our products. To secure acceptance of our products, we must constantly develop and introduce more reliable and cost-effective battery cells and battery materials with enhanced functionality to meet evolving industry standards. We generated approximately $1.7 million revenues from electric vehicle customers in 2024. In 2024, our sales of cathode materials and precursors reached $40.0 million. However, we cannot guarantee that the market demand for the cathode materials and precursors will not decline.

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

We believe that our ability to offer products at lower costs – leveraging economies of scale from fully operational production lines—while maintaining prices above the market average has been a key driver of o our past success and will be vital to our future growth. We believe this is one of our competitive advantages over our competitors. We need to increase our manufacturing output to a level that will enable us to substantially reduce the cost of our products on a per unit basis through economies of scale. However, our ability to substantially increase our manufacturing output is subject to significant constraints and uncertainties, including:

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

With respect to the sale of our battery products, we typically offer warranties against any defects due to product malfunction or workmanship for a period of six months-to-five years from the date of purchase, including a period of six to twenty-four months for battery cells, and a period of twelve to twenty-seven months for battery modules for electric bicycles, and a period of three years to five years (or 120,000 or 200,000 km if reached sooner) for battery modules for electric vehicles. We provide a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event that we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

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

We purchase from Chinese domestic suppliers for certain key raw materials and components such as electrolytes, electrode materials and separators for our battery cell products and purchase from Chinese domestic suppliers for graphite, iron phosphate and lithium phosphate. We have purchased raw materials and components on the basis of purchase orders. In the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these raw materials and components from our existing suppliers or alternates in a timely fashion or at a reasonable cost. If we fail to secure a sufficient supply of key raw materials and components in a timely fashion, it would result in a significant delay in our production and shipments, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain sufficient supply of these raw materials and components at a reasonable cost could also harm our revenue and gross profit margins.

Fluctuations in prices and availability of raw materials, particularly Ni, Co, Mn, Li2CO3, LiPF6 and LiFePO4, could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

Our operating results could be adversely affected by increases in the cost of raw materials, particularly Ni, Co, Mn, Li2CO3, LiPF6 and LiFePO4, the primary cost component of our battery products, battery material products or other product parts or components. The prices of Ni, Co, Mn, Li2CO3, LiPF6 and LiFePO4 are not stable.

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

For the years ended December 31, 2024 and 2023, we derived 44% and 42%, respectively, of our sales from outside the PRC mainland. We deem overseas market as an important revenue source for us, and have been actively pursuing opportunities to expand our customer base overseas. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chief Executive Officer, Mr. Zhiguang Hu and our Chief Financial Officer, Mr. Jiewei Li. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we may encounter similar problems, but on a compounded basis. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our current or former executive officers and the Company, it is hard to predict the extent to which any of these agreements could be enforced in China, where these executive officers reside, in light of the uncertainties with China’s legal system.

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

We and our independent public accounting firm identified material weaknesses in our internal control over financial reporting as of December 31, 2024.  If we fail to remediate the material weaknesses, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

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

Our business has been and may continue to be adversely affected by the outbreaks of viruses or other health epidemics and outbreaks.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic, such as COVID-19, avian flu or African swine flu. For instance, in response to COVID-19 China imposed widespread lockdowns, closure of workplaces and restrictions on mobility and travel to contain the spread of the virus. In early 2022, a wave of infections caused by the Omicron variant emerged in Shanghai, and a series of restrictions and quarantines were implemented in Shanghai and other regions to contain the spread. Our manufacturing facilities did not produce at full capacity when restrictive measures were in force for the areas where our manufacturing operations were located during 2022. Especially, our manufacturing operations, among others, cannot be conducted remotely and often require on-site access to materials and equipment.

The possible health epidemics and outbreaks could have a material adverse impact on our or our customers’ business operations including reduction or suspension of operations in China, the U.S. or certain parts of the world. Given the general slowdown in economic conditions globally, volatility in the capital markets as well as the general negative impact of the health concerns arising from outbreaks of viruses or other illnesses on the global market, we cannot assure you that we will be able to maintain the growth rate we have experienced or projected.

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

CBAK Energy Technology, Inc.’s common stock is traded and listed on the Nasdaq under the symbol “CBAT”, which was changed from “CBAK” on November 30, 2018. The common stock may be delisted if we fail to maintain certain Nasdaq listing requirements.

On December 26, 2024, we received notice from the Listing Qualifications Department of Nasdaq indicating that, for the preceding 30 consecutive business days, the bid price for the common stock had closed below the minimum $1.00 per share and as a result, CBAK Energy Technology, Inc. was no longer in compliance with the Nasdaq Listing Rule 5550(a)(2). We have a compliance period of 180 calendar days, or until June 24, 2025 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement. If at any time during the Compliance Period, the closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq will provide the Company a written confirmation of compliance and the matter will be closed.

We cannot assure you that CBAK Energy Technology, Inc. will cure the bid price deficiency before the expiration of the Compliance Period or continue to comply with other requirements for continued listing on the Nasdaq in the future. If the common stock loses its status on the Nasdaq, the common stock would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling the common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event the common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in the common stock, further limiting the liquidity of the common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for the common stock. Such delisting from the Nasdaq and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

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

Our directors and executive officers, collectively, own approximately 13.17% of outstanding common stock of CBAK Energy Technology, Inc. and may possess significant influence in or control over our management and affairs.

Mr. Yunfei Li, chairman of our board, and our other executive officers and directors beneficially own an aggregate of 13.17% of outstanding common stock of CBAK Energy Technology, Inc. as of December 31, 2024. As a result, our directors and executive officers, acting together, may have significant influence in or control over our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the U.S. Federal Deposit Insurance Corporation (the “FDIC”); on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership; the following week, a syndicate of U.S. banks infused $30 billion in First Republic Bank; and later that same week, the Swiss Central Bank provided $54 billion in covered loan and short-term liquidity facilities to Credit Suisse Group AG, all in an attempt to reassure depositors and calm fears of a banking contagion. Our ability to effectively run our business could be adversely affected by general conditions in the global economy and in the financial services industry.

Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of government securities with interest rates below current market interest rates, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

The Company’s Chief Executive Officer is responsible for developing and implementing our information security measures and overseeing our IT department. The Company has established a physical firewall, with physical gateways that filter suspicious files and data flows entering and exiting our Company’s network. In addition, the computers in our R&D department are equipped with behavior control software, which makes emails and files sent from the R&D computers in an encrypted state and inaccessible without specific authorization from designated supervisors.

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

In the fiscal year ended December 31, 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see “Risks Related to Our Business—We rely significantly on technology and systems to support our production, supply chain, payments, financial reporting and other key aspects of our business. Any failure, inadequacy, interruption or security failure of those systems could have a material adverse effect on our business, reputation and brand, financial condition, and results of operations” and “Risks Related to Our Business—System security risk issues, and disruption of our internal operations or information technology systems, could have a material adverse effect on our business, financial condition, and results of operations” in Item 1A-Risk Factors.

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

The following tables sets forth the breakdown of our facilities as of December 31, 2024 based on use.

Facility	Usage	Area (m2)
Constructions completed – facilities owned	Manufacturing	43,875
	R&D and administrative	10,659
	Warehousing	16,879
	Other facilities	15,169
	Total	86,582

Constructions–completed - facilities rented	Manufacturing	36,743
	Warehousing	13,263
	Administrative	6,414
	Other facilities	5,000
	Total	61,420

The following table presents the total acreage of facilities controlled by each of our major operating subsidiaries as of December 31, 2024:

		Area (m2)
Dalian CBAK Power facilities site area	Total	72,810
Nanjing CBAK facility site area	Total	27,135
Nanjing BFD facilities site area	Total	4,285
Hitrans facilities site area	Total	13,772
Shangqiu facilities site area	Total	30,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Effective June 21, 2019, the Company’s Common Stock started trading on the Nasdaq under the symbol “CBAT.”

Approximate Number of Holders of Our Common Stock

As of March 14, 2025, there were approximately 50 holders of record of our common stock, which do not include the number of stockholders holding shares of our common stock in “street name.”

Dividend Policy

We have never declared or paid any dividends, nor do we have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

As we are a holding company, we rely on dividends paid to us by our subsidiaries in the PRC through our Hong Kong subsidiaries, BAK Asia, BAK Investments and Hong Kong Hitrans. In accordance with its articles of association, each of our subsidiaries in the PRC is required to allocate to its statutory general reserve at least 10% of its respective after-tax profits determined in accordance with the PRC accounting standards and regulations. Each of our subsidiaries in the PRC may stop allocations to its general reserve if such reserve has reached 50% of its registered capital. Allocations to the reserve can only be used for making up losses and other specified purposes and may not be paid to us in the form of loans, advances, or cash dividends. Dividends paid by our PRC subsidiaries to BAK Asia, BAK Investments and Hong Kong Hitrans, our Hong Kong subsidiaries, will not be subject to Hong Kong capital gains or other income tax under current Hong Kong laws and regulations because they will not be deemed to be assessable income derived from or arising in Hong Kong. Such dividends, however, may be subject to a 10% withholding tax in the PRC.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the 2024 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2024 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2024.

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

In 2024, demand for our model 26650 lithium-ion batteries, manufactured at our Dalian facilities, has gradually declined, as the model has been on the market since 2006 and is relatively outdated. In contrast, demand for our model 31240, produced at our Nanjing facilities, has exceeded supply. To address these shifting demands, we are enhancing our product portfolio at the Dalian manufacturing center by introducing the model 40135. Additionally, we are expanding the capacity of our Nanjing facilities by adding two new production lines as part of Phase II construction.  Currently, we have three production lines in our Dalian manufacturing center, with a total capacity of 1 GWh per year. In Nanjing, our Phase I project has two production lines, capable of producing 1.3 GWh per year. Additionally, we have two production lines in our Shangqiu manufacturing center, which we have rented to meet the high client demand, with a total capacity of 0.5 GWh per year.

We generated revenues from the manufacture and sale of high-power lithium and sodium batteries as well as raw materials for lithium batteries in the aggregate amounts of $176.6 million and $204.4 million for the fiscal years ended December 31, 2024 and 2023, respectively. We incurred a net income of $9.6 million and a net loss $8.5 million during the fiscal years ended December 31, 2024 and 2023, respectively. New revenues derived from the sale of materials used in manufacturing of lithium batteries, through the acquired subsidiary, Hitrans, as well as the continuous climb of sales in batteries used in residential energy supply and UPS and light-electric-vehicle related products, contributed to our total net revenues.

For more details, see “Item 1. Business—Overview of Our Business.” Specifically, total net revenue from sales of batteries for residential energy supply and uninterruptable supplies was $124.6 million for the fiscal year ended December 31, 2024, as compared to $124.5 million for fiscal year ended December 31, 2023. Net revenue from sales of cathode materials and precursors was $40.0 million for the fiscal year ended December 31, 2024, as compared to $71.4 million for fiscal year ended December 31, 2023. In addition, net revenues from sales of batteries for light electric vehicles was $10.3 million for the fiscal year ended December 31, 2024, as compared to $5.6 million for fiscal year ended December 31, 2023, an increase of $4.7 million, or 84%. We believe the government’s new energy policies will, in the long run, encourage the production of new energy vehicles, optimize the industry’s structure, enhance technical standards and strengthen the industry’s competitiveness, which ultimately will foster strategic development of new energy vehicles. In addition, our latest development of Model 32140 and 40135 battery and our planned investment in the R&D of Series 46 batteries will help us regain competitiveness in the energy storage, LEV and EV markets with the appropriate products. With the demand for new energy growing, we are confident in our ability to secure additional orders from the expanding market.

We completed the construction of a cylindrical power battery manufacturing plant in Dalian, which began commercial production in July 2015. In addition to the Model 26650 batteries manufactured in Dalian, we are procuring equipment for a new production line for a larger-sized cylindrical battery, Model 40135. We believe that the trial production will commence by May 2025, and the mass production will commence in the second half of 2025.

In 2020, we initiated the construction of our Nanjing facilities, planned in two phases. The Phase I commenced operations in the second half of 2021, covering an area of approximately 27,173 square meters. Since then, we have been steadily increasing its production capacity to 1.3 GWh. Construction of the Phase II began in 2022 and includes three major manufacturing plants. The construction of the ceiling stage for the first of the three plants in Phase II was successfully completed in 2023. We are now preparing for equipment installation to stay on track for trial production by May 2025, followed by mass production in the second half of 2025. Once fully operational with these three new plants, the Nanjing facilities are expected to provide a total capacity of approximately 20 GWh, supporting the growing demand from our customers. In 2023, our client demand for batteries soared, prompting us to rent additional manufacturing space in Shangqiu, Henan, PRC. Our Shangqiu facility has a capacity of 0.5 GWh per year. We have two production lines at this leased facility, and the renovation costs were covered by the owner. Additionally, subject to meeting certain criteria, the rental expenses can be offset by the taxes incurred. In addition to our construction efforts, we have also invested in machinery and equipment to expand our production capacity. Thanks to the booming demand from our clients, our battery segment has successfully returned to profitability since 2023. We are confident that our battery segment will continue to improve its profitability as we move forward.

We acquired 81.56% of registered equity interests (representing 75.57% of paid-up capital) in Hitrans, a leading developer and manufacturer of NCM precursor and cathode materials in China, in November 2021. As of December 31, 2024, our equity interests in Hitrans had reduced to 67.33% (representing 72.99% of paid-up capital) after Hitrans accepted investments from several investors. See “Item 1. Business—Overview of Our Business—Acquisition of A Raw Materials Manufacturer” for more information on the acquisition.

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

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%, except for Hitrans, CBAK Power and Nanjing CBAK have been recognized as a “High and New Technology Enterprise” and enjoyed a preferential tax rate of 15% for three years from the approval date, expiring in 2025. Our Hong Kong subsidiaries, BAK Asia, BAK Investment and Hong Kong Hitrans, are subject to profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, BAK Asia, BAK Investment and Hong Kong Hitrans had not paid any such tax.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2024

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,		Change
	2023	2024	$	%
Net revenues	$204,438	$176,615	-27,823	-14%
Cost of revenues	(172,714)	(134,839)	37,875	-22%
Gross profit	31,724	41,776	10,052	32%
Operating expenses:
Research and development expenses	(11,928)	(13,010)	-1,082	9%
Sales and marketing expenses	(4,904)	(5,198)	-294	6%
General and administrative expenses	(13,789)	(13,948)	-159	1%
Impairment charge on property, plant and equipment	(7,070)	(475)	6,595	-93%
Provision of expected credit losses	(1,285)	(356)	929	-72%
Total operating expenses	(38,976)	(32,987)	5,989	-15%
Operating (loss) income	(7,252)	8,789	16,041	-221%
Finance income, net	433	1,283	850	196%
Impairment charges on equity investee	(2,366)	-	2,366	-100%
Share of loss of equity investee	(27)	(19)	8	-30%
Gain on disposal of equity investee	-	45	45	n/a
Other income, net	3,023	1,046	-1,977	-65%
Change in fair value of warrants liability	136	-	-136	-100%
(Loss) income before income tax	(6,053)	11,144	17,197	-284%
Income tax expense	(2,486)	(1,559)	927	-37%
Net (loss) income	(8,539)	9,585	18,124	-212%
Less: Net loss attributable to non-controlling interests	6,090	2,205	-3,885	-64%
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	$(2,449)	11,790	14,239	-581%

Net revenues. Net revenues were $176.6 million for the fiscal year ended December 31, 2024 as compared to $204.4 million for the fiscal year ended December 31, 2023, a decrease of $27.8 million, or 14%.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts, other than percentage, in thousands of U.S. dollars)

	Years Ended		Change
	December 31,	December 31,
	2023	2024	$	%
High-power lithium batteries used in:
Electric vehicles	$2,883	$1,682	-1,201	-42%
Light electric vehicles	5,607	10,319	4,712	84%
Residential Energy Supply & Uninterruptable supplies	124,503	124,588	85	0%
	132,993	136,589	3,596	3%
Materials used in manufacturing of lithium batteries
Cathode	39,846	34,229	-5,617	-14%
Precursor	31,599	5,797	-25,802	-82%
	71,445	40,026	-31,419	-44%
Total	$204,438	$176,615	-27,823	-14%

Net revenues from sales of batteries for electric vehicles were $1.7 million for the fiscal year ended December 31, 2024, as compared to $2.9 million for 2023, a decrease of $1.2 million or 42%.

Net revenues from sales of batteries for light electric vehicles was approximately $10.3 million for the fiscal year ended December 31, 2024, as compared $5.6 million for 2023, representing an increase of $4.7 million, or 84%. We strive to continue to penetrate the market for batteries used in light electric vehicles, especially the international market such as India and Vietnam.  We believe that our sales campaign in the international market will contribute to a rebound in our sales volume in this sector in the near future.

Net revenues from sales of batteries for residential energy supply & uninterruptable supplies was $124.6 million for the fiscal year ended December 31, 2024, as compared to $124.5 million for fiscal year ended December 31, 2023. The modest increase in battery sales for residential energy storage and uninterruptible power supplies was driven by our increasing demand for our Model 32140 from the portable power supply sector, partially offset by declining demand for our Model 26650. To meet the surging demand, we are expanding production capacity for the Model 32140 while diversifying our product portfolio with the introduction of a larger cylindrical cell, the Model 40135, to strengthen our competitive position in the residential energy supply sector.

Net revenues from sales of materials for use in manufacturing of lithium battery cells were $40.0 million for the fiscal year ended December 31, 2024, as compared to $71.4 million for 2023. This primarily resulted from a rapid decrease in raw material prices since 2023, which led to significant downward pressure on the pricing of our battery material products.

Cost of revenues. Cost of revenues decreased to $134.8 million for the fiscal year ended December 31, 2024, as compared to $172.7 million for 2023, a decrease of $37.9 million, or 22%. The cost of revenues includes written down of obsolete inventories of $4.9 million for the year ended December 31, 2024, as compared to write down of obsolete inventories of $3.6 million for the same period in 2023. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the year ended December 31, 2024 was $41.8 million, or 24% of net revenues as compared to gross profit of $31.7 million, or 15.5% of net revenues, for the fiscal year ended December 31, 2023. Gross profit margin significantly increased largely due to our ability to sell our battery products at a relatively higher price to certain customers.

Research and development expenses. Research and development expenses increased to $13.0 million for the year ended December 31, 2024, as compared to $11.9 million for 2023, an increase of $1.1 million, or 9%. The increase primarily resulted from $3.1 million increase in salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK and the new operation in Shangqiu, offset by the $1.4 million decrease in materials and consumables used.

Sales and marketing expenses. Sales and marketing expenses increased to $5.2 million for the year ended December 31, 2024, as compared to $4.9 million for 2023, an increase of $0.3 million, or 6%. As a percentage of revenues, sales and marketing expenses were 2.9% and 2.4% of revenues for the years ended December 31, 2024 and 2023, respectively. The increase mainly resulted from an increase of $0.2 million in promotion expenses. We have expanded our marketing efforts for overseas markets.

General and administrative expenses. General and administrative expenses were $13.9 million and $13.8 million for the years ended December 31, 2024 and 2023, respectively. Our general and administrative expenses mainly consist of salaries share-based compensation, general corporate related expenses, legal and other professional services fee.

Long-lived assets impairment charge. During the course of our strategic review of our operations, we assessed the recoverability of the carrying value of our long-lived assets which resulted in impairment losses of $0.5 million and $7.1 million for the years ended December 31, 2024 and 2023, respectively. The impairment charge represented the excess of carrying amounts of our long-lived assets over the estimated fair value of the Company’s production facilities in Hitrans for the production of materials used in manufacturing of lithium batteries, due to underperformance of Hitrans reporting unit. No impairment charge on production facilities in Dalian, Nanjing and Shangqiu.

Provision for expected credit losses. Provision for expected credit losses was $0.4 million for the year ended December 31, 2024, as compared to $1.3 million for 2023. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating income (loss). As a result of the above, our operating income was $8.8 million for the year ended December 31, 2024, as compared to an operating loss of $7.3 million for 2023.

Finance income, net. Finance income, net was $1.3 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively. The finance income increase mainly resulted from increase in interest income from our term deposits and changes to exchange rates.

Other income, net. Other income was $1.0 million and $3.0 million for the years ended December 31, 2024 and 2023, respectively.

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

Income tax expenses. Income tax expenses were $1.6 million for the year ended December 31, 2024, primarily attributable to our Dalian operations. Income tax expenses were $2.5 million for the year ended December 31, 2023 which was primarily due to the “full valuation allowance” of the deferred tax assets.

Net income (loss). As a result of the foregoing, we had a net income of $9.6 million for the year ended December 31, 2024 compared to a net loss of $8.5 million for the year ended December 31, 2023.

Liquidity and Capital Resources

We have financed our liquidity requirements from a variety of sources, including bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock.

As of December 31, 2024, we had cash and cash equivalents and restricted cash of $60.8 million. Our total current assets were $141.4 million and our total current liabilities were $171.7 million, resulting in a net working capital deficit of $30.3 million.

Lending from Financial Institutions

On November 16, 2021, we obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $16.6 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. In January 2023, the Company renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. The facility was secured by the Company’s land use rights and buildings. Under the facility, we have borrowed RMB142.8 million (approximately $20.1 million) and RMB159.9 million (approximately $21.9 million) as of December 31, 2023 and 2024, respectively, bearing interest at 3.45% to 3.65% per annum expiring through February to December 2025.

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

On January 7, 2023, we obtained a two-year term facility from Postal Savings Bank of China, Nanjing Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by our former CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. We borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum. We repaid the above early on June 15, 2023. On June 27, 2023, we entered into another loan agreement for one year from June 27, 2023 to June 26, 2024 under the two-year term facility for a maximum loan amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.65 % pr annum. We borrowed RMB10 million (approximately $1.4 million) on the same date. The loan was guaranteed by our former CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK New Energy (Nanjing) Co., Ltd. We repaid the loan on June 26, 2024.

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

On September 29, 2024, we and Zhejiang Shangyu Rural Commercial Bank entered into a short-term credit-guaranteed loan agreement for RMB15 million (approximately $2.0 million) with the term of one year from September 29, 2024 to September 26, 2025 bearing 4.00% interest rate. We borrowed RMB15 million (approximately $2.1 million) on the same date.

On December 31, 2024, we and China Everbright Bank Co., Ltd Shaoxing Branch entered into a short-term loan agreement for RMB10 million (approximately $1.4 million) with the term of one year from December 31, 2024 to December 30, 2025 bearing 2.9% interest rate. We borrowed RMB10 million (approximately $1.4 million) on the same date.

We obtained banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB390 million (approximately $53.4 million) with the term from June 28, 2023 to April 29, 2025. We borrowed a series of acceptance bills totaling RMB210.8 million (approximately $28.9 million) for various terms expiring through January to June 2025, which was secured by our pledged deposit of RMB194.1 million (approximately $26.5 million, term deposit of RMB14.6 million (approximately $2.0 million) and our bills receivables of RMB2.5 million (approximately $0.4 million).

We obtained another banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB300 million (approximately $41.4 million) with the term from December 14, 2023 to April 29, 2025. We borrowed a series of acceptance bills totaling RMB55.6 million (approximately $7.6 million) for various terms expiring through April to June 2025, which was secured by our pledged deposit of RMB55.6 million (approximately $7.6 million.

We borrowed a series of acceptance bills from Bank of Nanjing totaling RMB37.2 million (approximately $5.1 million) for various terms expiring through May to June 2025, which was secured by our cash totaling RMB37.2 million (approximately $5.1 million).

We borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB67.0 million (approximately $9.2 million) for various terms expiring through January to May 2025, which was secured by our pledged deposit of RMB59.7 million (approximately $8.2 million) and our bills receivables of RMB7.7 million (approximately $1.0 million).

We borrowed a series of acceptance bills from Bank of Communications Co., Ltd. Shangyu Branch totaling RMB47.7 million (approximately $6.5 million) expiring through March to May 2025, which was secured by our pledged deposit of RMB47.7 million (approximately $6.5 million).

As of December 31, 2024, we had no unutilized committed banking facilities. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

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

As of August 31, 2021, we had not received any notices from investors to exercise the Series B warrants, which, along with the Series A-2 warrants, had expired. As of December 31, 2023, we had not received any notices from investors to exercise the 2020 Warrants, which had also expired. As of December 31, 2024, we had no warrants outstanding.

We currently are expanding our product lines and manufacturing capacity in our Dalian, Nanjing and Zhejiang facilities, which require more funding to finance the expansion. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew our bank loans upon maturity, if required, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining such financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31,	December 31,
	2023	2024
Net cash provided by operating activities	$46,507	$39,704
Net cash used in investing activities	(42,310)	(23,432)
Net cash provided by (used in) financing activities	18,615	(11,686)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,345)	(2,623)
Net increase in cash and cash equivalents and restricted cash	21,467	1,963
Cash and cash equivalents and restricted cash at the beginning of the year	37,356	58,823
Cash and cash equivalents and restricted cash at the end of the year	$58,823	$60,786

Operating Activities

Net cash provided by operating activities was $39.7 million for the year ended December 31, 2024. The net cash provided by operating activities was mainly attributable to our net income of $23.4 million (before loss on disposal of property, plant and equipment, impairment charge of long-lived assets, share of loss of equity investee, gain on disposal of equity investee and excluding non-cash depreciation and amortization, write-down of inventories, share-based compensation and changes in expected credit losses), increase of our trade and bills payable by $4.6 million, an increase of accrued expenses and other payables and product warranty provision of $23.7 million, decrease of inventories by $6.3 million offset by increase of trade and bills receivable of $5.4 million, increase of prepayment and other receivables of $12.4 million.

Net cash provided by operating activities was $46.5 million in the year ended December 31, 2023. The net cash provided by operating activities was mainly attributable to our net income of $17.1 million (before loss on disposal of property, plant and equipment, impairment charge of long-lived assets, impairment loss of equity investee and excluding non-cash depreciation and amortization, write-down of inventories, share-based compensation and changes in fair value of warrants liability), increase of trade and bills payable by $16.8 million, a decrease of inventories of $11.2 million, a decrease of trade receivable from Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”) of $5.4 million, offset by an increase of trade and bills receivable of $3.0 million.

Investing Activities

Net cash used in investing activities was $23.4 million in the fiscal year ended December 31, 2024. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress $17.2 million and $9.1 million on deposit paid for acquisition of long-term investments offset by $2.3 million received from PRC government for funding our capital expenditure.

Net cash used in investing activities was $42.3 million in the fiscal year ended December 31, 2023. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress $31.1 million, $4.0 million on investment in equity method investment and $7.1 million on deposit paid for acquisition of long-term investments.

Financing Activities

Net cash used in financing activities was $11.7 million in the fiscal year ended December 31, 2024. The net cash used in financing activities was mainly comprised of repayment of bank borrowings of $52.1 million, $2.8 million repayment on finance lease and $4.3 million net movement from the placement of term deposit offset by $46.4 million bank borrowings and $1.1 million from finance lease.

Net cash provided by financing activities was $18.6 million in the fiscal year ended December 31, 2023. The net cash provided by financing activities mainly comprised $36.1 million bank borrowings, and $1.7 million from finance leases, partially offset by repayment of bank borrowings of $18.0 million and $0.9 million repayment on finance lease.

As of December 31, 2024, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum
	amount	Amount
	available	borrowed
Long-term credit facilities:
Shaoxing Branch of Bank of Communications Co., Ltd	$21,922	$21,909

Short-term credit facilities:
Zhejiang Shangyu Rural Commercial Bank	2,055	2,055
China Zheshang Bank Co., Ltd. Shangyu Branch	753	753
China Everbright Bank Co., Ltd. Shaoxing Branch	1,370	1,370
	4,178	4,178
Other lines of credit:
China Zheshang Bank Co., Ltd. Shenyang Branch	28,874	28,874
Bank of Nanjing Gaochun Branch	5,089	5,089
China Zheshang Bank Co., Ltd. Shenyang Branch	7,615	7,615
China Zheshang Bank Co., Ltd Shangyu Branch	9,182	9,182
Bank of Communications Co., Ltd Shaoxing Branch	6,537	6,537
	57,297	57,297
Total	$83,397	$83,384

Capital Expenditures

We incurred capital expenditures of $17.2 million and $31.1 million in the fiscal years ended December 31, 2024 and 2023, respectively. Our capital expenditures in 2024 were primarily allocated to the construction of our Dalian, Nanjing and Zhejiang facilities. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31,	December 31,
	2023	2024
Purchase of property, plant and equipment and construction in progress	$31,141	$17,187

We estimate that our total capital expenditures in fiscal year 2025 will reach approximately $50 million. Such funds will be used to construct new plants with new production lines and battery module packing lines.

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

The Company provides an allowance against trade receivable based on the expected credit loss approach and writes off trade receivables when they are deemed uncollectible. The Company considers the historical credit loss experience, customer specific facts and economic conditions in assessing the expected credit losses. Other key factors that influence the expected credit loss analysis include customer demographics, payment terms offered in the normal course of business to customers, and industry-specific factors that could impact the Company’s receivables. Additionally, external data and macroeconomic factors are also considered. This is assessed at each quarter based on the Company’s specific facts and circumstances.

Outstanding trade receivable balances are reviewed individually for collectability. Trade receivable balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	Fiscal Year Ended
	December 31,	December 31,
	2023	2024
Balance sheet items, except for equity accounts	7.0971	7.2994
Amounts included in the statement of income and comprehensive loss and statement of cash flows	7.0719	7.1913

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2023 AND 2024

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CBAK Energy Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBAK Energy Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2024, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2025, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses incurred for the prior years and significant short-term debt obligations maturing in less than one year as of December 31, 2024. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

亞泰匯才會計師事務所
ARK Pro CPA & Co

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses from prior years and significant short-term debt obligations maturing in less than one year as of December 31, 2024. The Company has contractual obligations such as commitments for purchases of equipment, building constructions cost, payable, capital injection to subsidiaries and short-term loan (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures and, if necessary, obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access such financing, the Company can manage cash outflows to meet the obligations through reductions in capital expenditures and other operating expenditures.

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

亞泰匯才會計師事務所
ARK Pro CPA & Co

Inventory write-down

As described in Note 6 of the consolidated financial statements, inventories are stated at the lower of cost or net realizable value, with cost determined on a weighted average cost method. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2024, the Company recorded inventory write-downs of $4.9 million. Inventories include items that have been written down to the Company’s best estimate of their realizable value, which includes consideration of various factors.

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

Assessment of impairment of long-lived assets

As discussed in Note 2 (k), Note 8, 11 and 12 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses. Based upon the analysis performed, the Company recognized impairment losses for long-lived assets of $0.5 million for the year ended December 31, 2024.

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

亞泰匯才會計師事務所
ARK Pro CPA & Co

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

Assessment of allowance for current expected credit losses (“CECL”)

As discussed in Note 2 (e), Note 5 and 7, the Company assessed that trade receivable and other current assets are within the scope of ASC 326. The Company has identified the relevant risk characteristics of trade receivables and other current assets which include size, type of the services or the products the Company provides, or a combination of these characteristics, the historical credit loss experience, current economic conditions, supportable forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses, etc. Other key factors that influence the expected credit loss analysis include industry-specific factors that could impact the credit quality of the Company’s receivables. This is assessed at each quarter based on the Company’s specific facts and circumstances. All forward looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Company’s control. Additionally, external data and macroeconomic factors are also considered. As of December 31, 2024, the expected credit loss provision recorded in current assets was $3.1 million.

We identified the assessment of allowances for CECL as a critical audit matter due to the involvement of subjective judgment and management estimates in evaluating the CECL of the current asset items, and the significance to the Company’s consolidated financial position.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) testing the effectiveness of controls relating to the assessment of allowances for CECL and assessing management’s method for developing the allowance for doubtful accounts (credit losses); (ii)  evaluating the appropriateness of the valuation model, by reviewing the valuation report and the calculation schedules prepared by the management and third party valuation specialists engaged by the Company; (iii) testing the accuracy of management’s basic input in calculating CECL including aging report, historical write-offs and recoveries, on a sample basis; (iv) engaging independent valuation specialist with specialized skills and knowledge, to evaluate the reasonableness of significant assumptions and judgments made by management to estimate the allowance for credit loss, including the Company’s assessment on significant factors, and the basis of estimated loss rates applied with reference to historical default rates and forward-looking information; (v) sending confirmations to debtors to confirm the accuracy of the basic information and other receivable accounts; (vi) evaluating subsequent collections occurring after the balance sheet date; and (vii) evaluating the competence, capabilities and objectivity of the professionals engaged by the Company.

/s/ ARK Pro CPA & Co

ARK Pro CPA & Co

We have served as the Company’s auditor since 2023.

Hong Kong, China

March 17, 2025

PCAOB ID: 3299

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CBAK Energy Technology, Inc.

Opinion on Internal Control over Financial Reporting

We have audited CBAK Energy Technology, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, CBAK Energy Technology, Inc. and subsidiaries (the “Company”) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2024, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 17, 2025, which expressed an unqualified opinion thereon.

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

亞泰匯才會計師事務所
ARK Pro CPA & Co

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

March 17, 2025

PCAOB ID: 3299

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2023 and 2024

(In US$ except for number of shares)

	Note	December 31, 2023	December 31, 2024
Assets
Current assets
Cash and cash equivalents		$4,643,267	$6,724,360
Pledged deposits	3	54,179,549	54,061,642
Term deposits	4	-	4,237,090
Trade and bills receivable, net	5	28,653,047	32,938,918
Inventories	6	33,413,422	22,851,027
Prepayments and other receivables	7	7,459,254	20,004,966
Receivables from former subsidiary	18	74,946	12,399
Income tax recoverable		-	566,458
Total current assets		128,423,485	141,396,860

Property, plant and equipment, net	8	91,628,832	85,486,829
Construction in progress	9	37,797,862	42,526,859
Long-term investments, net	10	2,565,005	2,246,494
Prepaid land use rights	11	11,712,704	11,075,973
Intangible assets, net	12	841,360	382,962
Deposit paid for acquisition of long-term investments	14	7,101,492	15,864,318
Operating lease right-of-use assets, net	11	1,084,520	3,237,849
Total assets		$281,155,260	$302,218,144

Liabilities
Current liabilities
Trade and bills payable	15	$82,429,575	84,724,386
Short-term bank borrowings	16	32,587,676	26,087,350
Other short-term loans	16	339,552	335,715
Accrued expenses and other payables	17	41,992,540	58,285,635
Payable to a former subsidiary, net	18	411,111	419,849
Deferred government grants, current	19	375,375	556,214
Product warranty provisions	20	23,870	23,426
Warrants liability	27	-	-
Operating lease liability, current	11	691,992	1,268,405
Finance lease liability, current	11	1,643,864	-

Total current liabilities		160,495,555	171,700,980

Deferred government grants, non-current	19	6,203,488	7,580,255
Product warranty provisions	20	522,574	420,688
Operating lease liability, non-current	11	475,302	2,449,056
Total liabilities		167,696,919	182,150,979

Commitments and contingencies	28

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 90,063,396 issued and 89,919,190 outstanding as of December 31, 2023; and 90,083,396 issued and 89,939,190 outstanding as of December 31, 2024		90,063	90,083
Donated shares		14,101,689	14,101,689
Additional paid-in capital		247,465,817	247,842,445
Statutory reserves	22	1,230,511	1,230,511
Accumulated deficit		(134,395,762)	(122,605,730)
Accumulated other comprehensive loss		(11,601,403)	(14,919,345)
		116,890,915	125,739,653

Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		112,824,305	121,673,043
Non-controlling interests		634,036	(1,605,878)
Total equity		113,458,341	120,067,165

Total liabilities and shareholder’s equity		$281,155,260	$302,218,144

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2023 and 2024

(In US$ except for number of shares)

		Year ended	Year ended
	Note	December 31, 2023	December 31, 2024
Net revenues	30	$204,438,365	$176,614,609
Cost of revenues		(172,714,042)	(134,839,364)
Gross profit		31,724,323	41,775,245
Operating expenses:
Research and development expenses		(11,928,070)	(13,010,082)
Sales and marketing expenses		(4,903,926)	(5,197,888)
General and administrative expenses		(13,789,108)	(13,947,727)
Impairment charge on long-lived assets	8	(7,070,236)	(475,220)
Allowance of credit losses and bad debts written off		(1,284,795)	(356,179)
Total operating expenses		(38,976,135)	(32,987,096)
Operating (loss) income		(7,251,812)	8,788,149
Finance income, net		432,900	1,283,090
Other income, net		3,023,238	1,045,552
Impairment charges on equity investee		(2,366,080)	-
Share of loss of equity investee		(27,428)	(18,777)
Gain on disposal on equity investee		-	45,749
Changes in fair value of warrants liability		136,000	-
Loss (income) before income tax		(6,053,182)	11,143,763
Income tax expenses	21	(2,486,145)	(1,558,613)
Net (loss) income		(8,539,327)	9,585,150
Less: Net loss attributable to non-controlling interests		6,090,270	2,204,882
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.		$(2,449,057)	$11,790,032

Net (loss) income		(8,539,327)	9,585,150
Other comprehensive loss
– Foreign currency translation adjustment		(3,606,576)	(3,352,974)
Comprehensive (loss) income		(12,145,903)	6,232,176
Less: Comprehensive loss attributable to non-controlling interests		6,249,087	2,239,914
Comprehensive (loss) income attributable to CBAK Energy Technology, Inc.		$(5,896,816)	$8,472,090

(Loss) income per share	26
– Basic		$(0.03)	$0.13
– Diluted		$(0.03)	$0.13

Weighted average number of shares of common stock:	26
– Basic		89,252,085	89,928,357
– Diluted		89,252,085	90,158,312

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended 2023 and 2024

(In US$ except for number of shares)

	Common stock issued			Additional	Statutory		Accumulated other	Non-	Treasury shares		Total
	Number		Donated	paid-in	reserves	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	(Note 22)	deficit	Income (loss)	interests	of shares	Amount	equity
Balance as of January 1, 2023	89,135,064	$89,135	$14,101,689	$246,240,998	$1,230,511	$(131,946,705)	$(8,153,644)	$6,883,123	(144,206)	$(4,066,610)	$124,378,497

Net loss	-	-	-	-	-	(2,449,057)	-	(6,090,270)	-	-	(8,539,327)

Share-based compensation for employee and director stock awards	-	-	-	1,225,747	-	-	-	-	-	-	1,225,747

Common stock issued to employees and directors for stock award	928,332	928	-	(928)	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(3,447,759)	(158,817)			(3,606,576)

Balance as of December 31, 2023	90,063,396	$90,063	$14,101,689	$247,465,817	$1,230,511	$(134,395,762)	$(11,601,403)	$634,036	(144,206)	$(4,066,610)	$113,458,341

Net income (loss)	-	-	-	-	-	11,790,032	-	(2,204,882)	-	-	9,585,150

Share-based compensation for employee and director stock awards	-	-	-	376,648	-	-	-	-	-	-	376,648

Common stock issued to employees and directors for stock award	20,000	20	-	(20)	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(3,317,942)	(35,032)			(3,352,974)

Balance as of December 31, 2024	90,083,396	$90,083	$14,101,689	$247,842,445	$1,230,511	$(122,605,730)	$(14,919,345)	$(1,605,878)	(144,206)	$(4,066,610)	$120,067,165

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Consolidated statements of cash flows

For the years ended December 31, 2023 and 2024

(In US$)

	Year Ended	Year Ended
	December 31, 2023	December 31, 2024
Cash flows from operating activities
Net (loss) income	$(8,539,327)	9,585,150
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,695,472	7,954,793
Allowance for credit losses	1,271,730	(264,181)
Write-down of inventories	3,554,962	4,927,140
Share-based compensation	1,225,747	376,648
Changes in fair value of warrants liability	(136,000)	-
Loss on disposal of property, plant and equipment	544,481	428,308
Impairment charge on long-lived assets	7,070,236	475,220
Impairment loss of an equity investee	2,366,080	-
Share of loss of an equity investee	27,428	18,777
Gain on disposal of an equity investee	-	(45,749)
Amortization of operating lease right-of-use assets	640,375	1,215,995
Changes in operating assets and liabilities:
Trade and bills receivable	(2,960,147)	(5,376,670)
Inventories	11,207,281	6,295,598
Prepayments and other receivables	(2,050,039)	(12,462,243)
Trade and bills payable	16,785,569	4,648,150
Accrued expenses and other payables and product warranty provisions	(2,490,859)	23,749,383
Lease liabilities	347,511	(2,433,194)
Trade receivable from and payables to a former subsidiary	5,359,249	61,379
Income tax recoverable	157,434	549,956
Deferred tax assets	2,429,726	-
Net cash provided by operating activities	46,506,909	39,704,460

Cash flows from investing activities
Deposit paid for acquisition of long-term investment	(7,126,798)	(9,094,322)
Purchases of property, plant and equipment and construction in progress	(31,140,550)	(17,186,872)
Proceeds on disposal of property, plant and equipment	1,139	215,320
Investment in equity method investment	(4,044,175)	-
Proceeds from disposal of an equity method investee	-	278,114
Government subsidy	-	2,355,555
Net cash used in investing activities	(42,310,384)	(23,432,205)

Cash flows from financing activities
Proceeds from bank borrowings	36,125,794	46,395,506
Repayment of bank borrowings	(17,986,680)	(52,076,815)
Repayment of borrowings from unrelated parties	(277,466)	-
Borrowings from a shareholder	199,942	-
Repayment of borrowings from shareholders	(258,316)	(2,781)
Proceeds from finance leases	1,696,857	1,112,455
Principal payments on finance leases	(884,911)	(2,814,095)
Placement of term deposits	-	(39,525,810)
Withdrawal of term deposits	-	35,225,027
Net cash provided by (used in) financing activities	18,615,220	(11,686,513)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,345,005)	(2,622,556)
Net increase in cash and cash equivalents and restricted cash	21,466,740	1,963,186
Cash and cash equivalents and restricted cash at the beginning of year	37,356,076	58,822,816
Cash and cash equivalents and restricted cash at the end of year	$58,822,816	$60,786,002
Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$19,538,431	$5,328,646

Lease liabilities arising from obtaining right-of-use assets	$476,995	$3,538,732

Cash paid during the year for:
Income taxes	$-	$2,189,247
Interest, net of amounts capitalized	$181,611	$408,028

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2023 and 2024

(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization

Principal Activities

CBAK Energy Technology, Inc. (formerly known as China BAK Battery, Inc.) (“CBAK” or the “Company”) is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. CBAK and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium-ion (known as “Li-ion” or “Li-ion cell”) high power rechargeable batteries. Prior to the disposal of BAK International Limited (“BAK International”) and its subsidiaries (see below), the batteries produced by the Company were for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric vehicles, and general industrial applications. After the disposal of BAK International and its subsidiaries on June 30, 2014, the Company will focus on the manufacture, commercialization and distribution of high power lithium-ion rechargeable batteries for use in cordless power tools, light electric vehicles, hybrid electric vehicles, electric cars, electric busses, uninterruptable power supplies and other high power applications.

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

As of December 31, 2024, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On August 6, 2020, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) was established as a wholly owned subsidiary of CBAK Nanjing with a registered capital of RMB700,000,000 (approximately $101.3 million). Pursuant to Nanjing CBAK’s articles of association and relevant PRC regulations, CBAK Nanjing was required to contribute the capital to Nanjing CBAK on or before August 5, 2040. Up to the date of this report, the Company has contributed RMB352.5 million (approximately $51.0 million) to Nanjing CBAK. Nanjing CBAK principally engaged in development and manufacture of larger-sized cylindrical lithium batteries.

On November 9, 2020, Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”) was established as a wholly owned subsidiary of CBAK Nanjing with a register capital of RMB50,000,000 (approximately $7.2 million). Up to the date of this report, the Company has contributed RMB37 million (approximately $5.4 million) to Nanjing Daxin. On March 6, 2023, Nanjing Daxin changed its name to Nanjing BFD Energy Technology Co., Ltd (“Nanjing BFD”). The Company has paid in full to Nanjing BFD through injection of a series of cash. Nanjing BFD principally engaged in development and manufacture of sodium-ion batteries.

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

On July 20, 2021, CBAK Power entered into a framework agreement relating to CBAK Power’s investment in Zhejiang Hitrans Lithium Battery Technology Co., Ltd (“Hitrans”, formerly known as Zhejinag Meidu Hitrans Lithium Battery Technology Co., Ltd), pursuant to which CBAK Power agreed to acquire 81.56% of registered equity interests (representing 75.57% of paid-up capital) of Hitrans (the “Acquisition”). The Acquisition was completed on November 26, 2021 (Note 12). After the completion of the Acquisition, Hitrans became a 81.56% registered equity interests (representing 75.57% of paid-up capital) owned subsidiary of the Company.

On July 8, 2022, Hitrans held its second shareholder meeting (“the shareholder meeting”) in 2022 to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.4 million) and to accept an investment of RMB22 million (approximately $3.2 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and an investment of RMB18 million (approximately $2.6 million) from Mr. Haijun Wu (collectively “management shareholder”). Under the resolution, 10% of the investment injection (RMB4 million or $0.6 million) will be contributed towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.2 million) will be treated as additional paid-in capital contribution of Hitrans. 25% of the investments from the management shareholder were required to be in place before August 15, 2022, 25% of the investments were required to be in place before December 31, 2022 and the 50% balance (RMB20 million) were required to be received June 30, 2024. As of December 31, 2023 and 2024, RMB10 million (approximately $1.4 million), representing the 25% of the investments were received. Shaoxing Haiji and Mr. Haijun Wu are currently in negotiations with other shareholders of Hitrans to extend the payment due date for the remaining unpaid 25% and 50% of the Management Shareholder Investments to May 31, 2029. CBAK Power equity interest in Hitrans was diluted to 74.15% (representing 77.57% of paid-up capital) after the above transaction.

On December 8, 2022, CBAK Power entered into equity interest transfer agreements with five individuals to disposal in aggregate 6.82% of Hitrans equity interests for a total consideration of RMB30,000,000 (approximately $4.3 million). The transaction was completed on December 30, 2022. CBAK Power equity interest in Hitrans was 67.33% (representing 69.12% of paid up-capital) after the disposal.

On March 26, 2024, CBAK New Energy entered into an agreement with CBAK Power to acquire the same 67.33% equity interest in Hitrans. The registration of this equity transfer with the local government was also completed on the same date. As a result of this transaction, CBAK New Energy has become the controlling shareholder of Hitrans, while CBAK Power no longer holds any equity interest in Hitrans.. As of December 31, 2024, CBAK New Energy’s equity interests in Hitrans was 67.33% (representing 69.12% of paid-up capital).

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

On July 28, 2021, Hitrans Holdings, was established as a wholly owned subsidiary of CBAK, under the laws of the Cayman Islands, formerly named as “CBAK Energy Technology, Inc.,” was renamed as “Hitrans Holdings Co., Ltd.” (“Hitrans Holdings”) on February 29, 2024. Hitrans Holdings does not have any significant operations as of the date of this report.

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

On July 7, 2023, Hong Kong Nacell Holdings Company Limited was established as a wholly owned subsidiary of Hitrans Holdings, incorporated under the laws of Hong Kong, was renamed as “Hong Kong Hitrans Holdings Company Limited” (“Hong Kong Hitrans”) on March 22, 2024. Hong Kong Hitrans does not have any significant operations as of the date of this report.

On July 12, 2023, CBAK Energy Lithium Holdings was established as a wholly owned subsidiary of CBAK, incorporated under the laws of the Cayman Islands was renamed as “CBAK Energy Lithium Holdings Co. Ltd” on February 29, 2024. CBAK Energy Lithium Holdings does not have any significant operations as of the date of this report.

On July 25, 2023, CBAK New Energy (Shangqiu) Co., Ltd (“CBAK Shangqiu”) was established as a wholly owned subsidiary of CBAK Power with a registered capital of RMB50 million (approximately $6.9 million). Pursuant to CBAK Shangqiu’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to Shangqiu on or before July 24, 2043. Up to the date of this report, CBAK Power has contributed RMB17.8 million ($2.5 million) to Shangqiu. CBAK Shangqiu principally engaged in manufacture and sales of lithium-ion batteries.

On February 26, 2024, CBAK Energy Investments Holdings (“CBAK Energy Investments”) was established as a wholly owned subsidiary of CBAK, under the laws of the Cayman Islands. CBAK Energy Investments does not have any significant operations as of the date of this report.

On October 29, 2024, Shenzhen CBAK Sodium Battery New Energy Co., Ltd (“CBAK Shenzhen”) was established as a wholly owned subsidiary of BAK Investments with a registered capital of $2,000,000. Pursuant to CBAK Shenzhen’s articles of association and relevant PRC regulations, BAK Investments was required to contribute the capital to CBAK Shenzhen on or before October 17, 2029. Up to the date of this report, nil contribution was made by BAK Investments.

On January 9, 2025, Anhui Yuanchuang New Energy Materials Co., Ltd. was established as a wholly owned subsidiary of Hitrans with a registered capital of RMB50,000,000 (approximately $6.8 million). Pursuant to its articles of association and relevant PRC regulations, Hitrans was required to contribute the capital on or before January 2, 2030. Up to the date of this report, nil contribution was made by Hitrans.

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

As of August 31, 2021, the Company had not received any notices from the investors to exercise Series B warrants. As of December 31, 2024, all of the warrants were expired.

As of December 31, 2024, the Company had $26.1 million bank loans and approximately $145.6 million of other current liabilities.

The Company is currently expanding its product lines and manufacturing capacity in its Dalian, Nanjing and Zhejiang plant which requires more funding to finance the expansion. The Company plans to raise additional funds through banks borrowings and equity financing in the future to meet its daily cash demands, if required.

Outbreaks of viruses or other health epidemics and outbreaks

The Company business has been and may continue to be adversely affected by the outbreak of a widespread health epidemic, such as COVID-19 avian flu or African swine flu. The Company’s manufacturing facilities in Dalian, Nanjing and Shaoxing did not produce at full capacity when restrictive measures were in force during 2022, which negatively affected our operational and financial results. China began to modify its zero-COVID policy at the end of 2022, and most of the travel restrictions and quarantine requirements were lifted in December 2022.

The extent of the impact of the outbreaks of viruses or other health epidemics that will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify, as the actions that the Company, other businesses and governments may take to contain the spread of possible health epidemics and outbreak continue to evolve. Because of the significant uncertainties surrounding, the extent of the future business interruption and the related financial impact cannot be reasonably estimated at this time.

As of the date of issuance of the Company’s financial statements, the extent to which the possible health epidemics and outbreaks may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency, accumulated deficit from recurring net losses incurred for prior years and significant short-term debt obligations maturing in less than one year as of December 31, 2024. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of December 31, 2023 and 2024, cash held in accounts managed by online payment platforms such as Alipay amounted to $10,519 and $6,451 respectively, which have been classified as cash and cash equivalents in the consolidated balance sheets.

(c)	Pledged deposit

Pledged deposit primarily represents bank deposits for bank notes amounted to $54.2 million and $54.1 million as of December 31, 2023 and 2024, respectively.

(d)	Short-term deposit

Short-term deposits represent time deposits placed with banks with maturities longer than three months but less than one year. Interest earned is recorded as finance income in the consolidated financial statement. As of December 31, 2023 and, 2024, substantially all of the Company’s short-term deposits amounting to nil and $4,237,090, respectively, had been placed in reputable financial institutions in the PRC.

(e)	Trade and Bills Receivable and current expected credit losses

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

The Company provides an allowance against trade receivable based on the expected credit loss approach and writes off trade receivables when they are deemed uncollectible. The Company considers the historical credit loss experience, customer specific facts and economic conditions in assessing the expected credit losses. Other key factors that influence the expected credit loss analysis include customer geographical, payment terms offered in the normal course of business to customers, and industry-specific factors that could impact the Company’s receivables. Additionally, external data and macroeconomic factors are also considered. This is assessed at each quarter based on the Company’s specific facts and circumstances.

Outstanding trade receivable balances are reviewed individually for collectability. Trade receivable balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

The lease terms of operating leases vary from more than a year to five years. Operating leases are included in operating lease right of use assets, and the corresponding operating lease liabilities are included within current and non-current operating lease liabilities on the Company’s consolidated balance sheets. As of December 31, 2023 and 2024, all of the Company’s ROU assets were generated from leased assets in the PRC.

(iii)	Finance lease

Finance leases are included in property, plant and equipment, net, current and non-current finance lease liabilities on the Company’s consolidated balance sheets. As of December 31, 2023 and 2024, all of the Company’s finance lease assets were generated from leased assets in the PRC.

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

Year ended December 31, 2023
Balance sheet, except for equity accounts	RMB 7.0971 to US$1.00
Income statement and cash flows	RMB 7.0719 to US$1.00

Year ended December 31, 2024
Balance sheet, except for equity accounts	RMB 7.2994 to US$1.00
Income statement and cash flows	RMB 7.1913 to US$1.00

(j)	Intangible Assets

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

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with batteries development, services contracts and deposits received from customers allocated to the performance obligations that are unsatisfied. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented. The table below presents the activity of the deferred batteries development and sales of batteries revenue during the years ended December 31, 2023 and 2024, respectively:

	December 31,	December 31,
	2023	2024
Balance at beginning of year	$1,869,525	$784,000
Development fees collected/ deposits received	-	4,108,620
Development and sales of batteries revenue recognized	(1,060,535)	-
Exchange realignment	(24,990)	(60,846)
Balance at end of year	$784,000	$4,831,774

(n)	Cost of Revenues

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

(p)	PRC Value-Added Tax (“VAT”)

The Company has been subject to VAT within the normal course of its restaurant business nationwide since May 1, 2016.

Entities that are VAT general taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, on the consolidated balance sheets. VAT assets are classified as Prepayments and other receivables if they are expected to be used within one year. The Company reviews the outstanding balance of VAT assets for recoverability assessment.

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

(r)	Research and Development and Advertising Expenses

Research and development and advertising expenses are expensed as incurred. Research and development expenses consist primarily of remuneration for research and development staff, depreciation and material costs for research and development. Advertising expenses was $1,640,476 and $1,706,096 for the years ended December 31, 2023 and 2024.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $2,952,247 (RMB20,877,994) and $6,524,654 (RMB46,920,747) for the years ended December 31, 2023 and 2024, respectively.

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

The preparation of the consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, the recoverability of the carrying amount of long-lived assets, depreciable lives of long-lived assets, allowance for current expected credit loss, unrecognized tax benefits, impairment on inventories, valuation allowance for receivables and deferred tax assets, provision for warranty and sales returns, valuation of share-based compensation expense and warrants liability. Actual results could differ from those estimates.

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

(ab)	Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income includes cumulative foreign currency translation adjustment.

(ac)	Recent Accounting Pronouncements

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

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. The Company adopted ASU 2023-07 beginning January 1, 2024. The adoption did not have material impact on its consolidated financial statement.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In October 2023, the FASB issued Accounting Standards Update No. 2023-06 to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC’s regulations. The Company is currently evaluating the provisions of the amendments and the impact on the Company’s  consolidated financial statement presentations and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of the amendments and the impact on the Company’s consolidated financial statement presentations and disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statement presentation and disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Pledged deposits

Pledged deposits as of December 31, 2023 and 2024 consisted of pledged deposits with banks for bills payable (note 15).

4.	Short-term deposits

Short-term deposits represent time deposits placed with banks with maturities longer than three months but less than one year. Interest earned is recorded as finance income in the consolidated financial statement. As of December 31, 2023 and 2024, substantially all of the Company’s short-term deposits amounting to nil and $4,237,090, respectively, had been placed in reputable financial institutions in the PRC.

5.	Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2023 and 2024:

	December 31,	December 31,
	2023	2024
Trade receivable	$29,368,296	$28,569,823
Less: Allowance for credit losses	(3,198,249)	(2,841,728)
	26,170,047	25,728,095
Bills receivable	2,483,000	7,210,823
	$28,653,047	$32,938,918

Included in trade and bills receivables are retention receivables of $65,162 and $71,207 as of December 31, 2023 and 2024. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for the credit losses are as follows:

Balance as at January 1, 2023	$2,274,513
Current period provision, net	1,012,404
Reversal – recoveries by cash	(10,250)
Written-off	(14,661)
Foreign exchange adjustment	(63,757)
Balance as at December 31, 2023	$3,198,249
Current period provision, net	512,123
Reversal – recoveries by cash	(653,568)
Written-off	(130,465)
Foreign exchange adjustment	(84,611)
Balance as at December 31, 2024	$2,841,728

6.	Inventories

Inventories as of December 31, 2023 and 2024 consisted of the following:

	December 31,	December 31,
	2023	2024
Raw materials	$3,779,414	$3,538,167
Work in progress	9,525,568	5,034,330
Finished goods	20,108,440	14,278,530
	$33,413,422	$22,851,027

During the years ended December 31, 2023 and 2024 write-downs of obsolete inventories to lower of cost or net realizable value of $3,554,962 and $4,927,140, respectively, were charged to cost of revenues.

7.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2023 and 2024 consisted of the following:

	December 31,	December 31,
	2023	2024
VAT recoverable	$5,248,210	$2,444,726
Prepayments to suppliers	1,341,596	7,992,672
Deposits	108,492	83,754
Staff advances	113,336	76,096
Prepaid operating expenses	645,390	501,218
Interest receivable	-	92,515
Receivables from customers for non-operating agency-based service	-	8,845,759
Other receivables	292,458	258,219
	7,749,482	20,294,959
Less: Allowance for credit losses	(290,228)	(289,993)
	$7,459,254	$20,004,966

An analysis of the allowance for credit losses are as follows:

Balance as at January 1, 2023	$7,000
Current period provision, net	284,238
Foreign exchange adjustment	(1,010)
Balance as at December 31, 2023	290,228
Current period provision, net	7,729
Foreign exchange adjustment	(7,964)
Balance as at December 31, 2024	$289,993

8.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2023 and 2024 consisted of the following:

	December 31, 2023	December 31, 2024
Buildings	$45,843,428	$44,590,499
Leasehold improvements	7,214,436	8,058,360
Machinery and equipment	83,625,645	84,267,956
Office equipment	1,983,601	2,235,605
Motor vehicles	727,452	803,560
	139,394,562	139,955,980
Impairment	(17,358,096)	(16,755,682)
Accumulated depreciation	(30,407,634)	(37,713,469)
Carrying amount	$91,628,832	$85,486,829

During the years ended December 31, 2023 and 2024, the Company incurred depreciation expense of $10,422,306 and $7,757,226, respectively.

During the course of the Company’s strategic review of its operations in the years ended December 31, 2023 and 2024, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of approximately $7,070,236 and $475,220, respectively. The impairment charge represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated fair value of the Company’s production facilities in Hitrans primarily for the production of materials used in manufacturing of lithium batteries due to underperformance of Hitrans reporting unit. No impairment charge was recorded on the Company’s production facilities in Dalian, Nanjing and Shangqiu in the years ended December 31, 2023 and 2024.

9.	Construction in Progress

Construction in progress as of December 31, 2023 and 2024 consisted of the following:

	December 31,	December 31,
	2023	2024
Construction in progress	$24,876,463	$29,819,111
Prepayment for acquisition of property, plant and equipment	12,921,399	12,707,748
Carrying amount	$37,797,862	$42,526,859

Construction in progress as of December 31, 2023 and 2024 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power, Nanjing CBAK and Hitrans.

For the years ended December 31, 2023 and 2024, the Company capitalized interest of $870,670 and $854,395, respectively, to the cost of construction in progress.

10.	Long-term investments, net

Long-term investments as of December 31, 2023 and 2024, consisted of the following:

	December 31, 2023	December 31, 2024
Investments in equity method investees	$1,926,611	$1,625,793
Investments in non-marketable equity	638,394	620,701
	$2,565,005	$2,246,494

The following is the carrying value of the long-term investments:

	December 31, 2023		December 31, 2024
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Investments in equity method investees
Guangxi Guiwu CBAK New Energy Technology Co., Ltd (a)	$254,475	20%	$-	-
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (b)	1,672,136	26%	1,625,793	26%
	$1,926,611		$1,625,793

Investments in non-marketable equity
Hunan DJY Technology Co., Ltd	$638,394		$620,701
Nanjing CBAK Education For Industry Technology Co., Ltd	-		-
	$638,394		$620,701

(a)	Investments in Guangxi Guiwu CBAK New Energy Technology Co., Ltd

Balance as of January 1, 2023	$289,473
Loss from investment	(27,428)
Foreign exchange adjustment	(7,570)
Balance as of December 31, 2023	254,475
Proceeds from disposal of investment	(278,114)
Loss from investment	(18,777)
Profit from disposal	45,749
Foreign exchange adjustment	(3,333)
Balance as of December 31, 2024	$-

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

On April 19, 2024, NJ CABK entered into an equity transfer agreement with Chilwee Group Co., Ltd, an unrelated third party to the Company to disposal its equity interest in Guangxi Guiwu at consideration of RMB2 million (approximately $0.3 million). NJ CBAK recorded a gain on disposal of $45,749 for the year ended December 31, 2024.

For the year ended December 31, 2023 and 2024, share of loss from the above equity investment was $27,428 and $18,777, respectively.

(b)	Investments in Zhejiang Shengyang Renewable Resources Technology Co., Ltd.

Balance as at January 1, 2023	$-
Investments made	4,044,175
Impairment loss from investment	(2,366,080)
Foreign exchange adjustment	(5,959)
Balance as of December 31, 2023	$1,672,136
Profit (loss) from investment	-
Foreign exchange adjustment	(46,343)
Balance as of December 31, 2024	$1,625,793

In September 27, 2023, Hitrans, entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Hitrans shall pay the Initial Acquisition price in two (2) installments as follows: (i) 50% of the price due within five business days following the execution of the Equity Transfer Contract and satisfaction of other conditions precedent set forth in the same; and (ii) the remaining 50% of the price due within five business days following Mr. Xu successful transfer to Hitrans of the 26% equity interest in Zhejiang Shengyang. Within fifteen business days after Hitrans has paid 50% of the price, or RMB14.3 million, the parties shall complete the registration of equity change with the local governmental authorities. Zhejiang Shengyang is a material suppliers of Hitrans since June 2020. On November 6, 2023, Hitrans completed the registration of 26% equity interest of Zhejiang Shengyang. The Company recorded an impairment loss of $2.4 million (RMB16.7 million) from the investment to Zhejinag Shengyang for the year ended December 31, 2023. No income or loss was shared from the investment to Zhejiang Shengyang for the year ended December 31, 2024.

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

Investments in non-marketable equity

	December 31, 2023	December 31, 2024
Cost	$1,268,124	$1,232,978
Impairment	(629,730)	(612,277)
Carrying amount	$638,394	$620,701

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

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. No impairment was recorded on the non-marketable equity securities for the years ended December 31, 2023 and 2024.

11.	Lease

(a)	Prepaid land use rights

Prepaid land
lease payments
Balance as of January 1, 2023	$12,361,163
Amortization charge for the year	(322,160)
Foreign exchange adjustment	(326,299)
Balance as of December 31, 2023	11,712,704
Amortization charge for the period	(316,811)
Foreign exchange adjustment	(319,920)
Balance as of December 31, 2024	$11,075,973

In August 2014 and November 2021, the Company acquired land use rights to build a factory of the Company in Dalian and Zhejiang, PRC.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

No impairment loss was made to the carrying amounts of the prepaid land use right for the years ended December 31, 2023 and 2024.

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

On April 6, 2021, Nanjing CBAK entered into a lease agreement for warehouse space in Nanjing with a three year term, commencing on April 15, 2021 and expiring on April 14, 2024. The monthly rental payment is approximately RMB97,743 ($14,146) per month.  The lease was renewed for one year with a monthly rental of RMB86,913 (approximately $11,907) to May 14, 2025.

On June 1, 2021, Hitrans entered into a lease agreement with liquid gas supplier for a five year term for supplying liquid nitrogen and oxygen, commencing on July 1, 2021. The monthly rental payment is approximately RMB5,310 ($773) per month.

On December 9, 2021, Hitrans entered into a lease agreement for extra staff quarters spaces in Zhejiang with a three year term, commencing on December 10, 2021 and expiring on December 9, 2024. The monthly rental payment is approximately RMB10,400 ($1,514) per month for the first year, RMB10,608 ($1,544) and RMB 10,820 ($1,575) per month from the second year and third year, respectively.

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

Shangqiu enteted into a lease agreement for staff quarters spaces in Shangqiu with a six-year term commencing on October 1, 2023 and expiring on September 30, 2029. The monthly rental payment is approximately RMB11,400 ($1,584) per month.

The Company entered into a lease agreement for manufacturing and factory spaces in Shangqiu with a terms of six years, commencing on January 1, 2024 to December 31, 2029. The monthly rental payment is RMB265,487 ($36,769) per month.

On March 1, 2024, Hitrans entered into a lease agreement with liquid gas supplier for forty-five months for supplying liquid nitrogen until December 11, 2027. The monthly rental payment is approximately RMB19,309 ($2,674) per month.

On April 26, 2024, Hitrans entered into a lease agreement with liquid gas supplier for a five-year term for supplying liquid argon to April 25, 2029. The monthly rental payment is approximately RMB1,062 ($146) per month.

The Company entered into a lease agreement for staff quarters spaces in Nanjing from March 1, 2024 to February 28, 2026. The monthly rental is RMB22,155 ($3,081) per month.

The Company has entered into a lease agreement for staff quarters spaces in Shangqiu from May 16, 2024 to December 31, 2029 for a monthly rental of RMB19,404 ($2,765).

The Company entered into another lease for staff quarters spaces in Nanjing from June 1, 2024 to May 31, 2025. The monthly rental payment is RMB39,633 ($5,511) per month. The Company have the intention to extend the lease on its expiration.

Operating lease expenses for the years ended December 31, 2023 and 2024 for the capitation agreement was as follows:

	December 31, 2023	December 31, 2024
Operating lease cost – straight line	$680,076	$1,270,656

(c)	Company as lessee - Finance lease

	December 31,	December 31,
	2023	2024
Property, plant and equipment, at cost	$4,598,426	$-
Accumulated depreciation	(828,351)	-
Impairment	(3,770,075)	-
Property, plant and equipment, net under finance lease	-	-

Finance lease liabilities, current	1,643,864	-
Finance lease liabilities, non-current	-	-
Total finance lease liabilities	$1,643,864	$-

The components of finance lease expenses for the years ended December 31, 2023 and 2024 were as follows:

	December 31,	December 31,
	2023	2024
Finance lease cost:
Depreciation of assets	$114,123	$-
Interest of lease liabilities	12,915	79,309
Total lease expenses	$127,038	$79,309

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2024:

	Operating leases	Finance leases
2025	$1,407,127	$-
2026	886,941	-
2027	489,898	-
2028	460,800	-
2029	455,169	-
Thereafter	436,452	-
Total undiscounted cash flows	4,136,387	-
Less: imputed interest	(418,926)	-
Present value of lease liabilities	$3,717,461	$-

Lease term and discount rate:

	December 31, 2023	December 31, 2024
Weighted-average remaining lease term (years)
Land use rights	36.9	35.9
Operating leases	2.71	4.16
Finance lease	0.96	-

Weighted-average discount rate
Land use rights	Nil	Nil
Operating lease	4.69%	4.33%
Finance lease	1.37	2.9%

Supplemental cash flow information related to leases where the Company was the lessee for the year ended December 31, 2023 and 2024 was as follows:

	December 31, 2023	December 31, 2024
Operating cash outflows from operating assets	$369,608	$866,001

12.	Intangible Assets, net

Intangible assets as of December 31, 2023 and 2024 consisted of the followings:

	December 31, 2023	December 31, 2024
Computer software at cost	$139,732	$169,054
Sewage discharge permit	1,715,450	1,667,907
	1,855,182	1,836,961
Accumulated amortization	(1,013,822)	(1,453,999)
	$841,360	$382,962

Amortization expenses were $472,980 and $470,219 for the years ended December 31, 2023 and 2024, respectively.

Total future amortization expenses for finite-lived intangible assets were estimated as follows:

2025	$314,081
2026	16,191
2027	11,323
2028	8,231
2029	8,187
Thereafter	24,949
Total	$382,962

No impairment loss was made to the carrying amounts of the intangible assets for the years ended December 31, 2023 and 2024.

13.	Acquisition of subsidiaries

On July 20, 2021, CBAK Power entered into a framework agreement relating to CBAK Power’s investment in Hitrans, pursuant to which CBAK Power acquires 81.56% of registered equity interests (or representing 75.57% of paid-up capital) of Hitrans (the “Acquisition Agreement”). The transfer of 81.56% registered equity interests (representing 75.57% of paid-up capital) of Zhejiang Hitrans to CBAK Power has been registered with the local government and acquisition was completed on November 26, 2021.

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

The transaction resulted in a purchase price allocation of $1,606,518 to goodwill, representing the financial, strategic and operational value of the transaction to the Company. Goodwill is attributed to the premium that the Company paid to obtain the value of the business of Hitrans and the synergies expected from the combined operations of Hitrans and the Company, the assembled workforce and their knowledge and experience in provision of raw materials used in manufacturing of lithium batteries. The total amount of the goodwill acquired is not deductible for tax purposes and was fully impaired as of December 31, 2023 and 2024.

14.	Deposit paid for acquisition of long-term investments

Deposit paid for acquisition of long-term investments as of December 31, 2023 and 2024 consisted of the following:

	December 31,	December 31,
	2023	2024
Investments in non-marketable equity	$7,101,492	$15,864,318

On September 27, 2023, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in Shenzhen BAK Power Battery Co., Ltd. (“BAK SZ”) to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (the “Target Equity”). Pursuant to the terms of the Equity Transfer Agreement, Nanjing CBAK will pay the Target Equity in three (3) installments as follows: (i) RMB40 million (approximately $5.5 million) due prior to December 31, 2023; (ii) RMB90 million (approximately $12.4 million) due prior to September 30, 2024, and (iii) the remaining Target Equity balance of RMB130 million (approximately $17.8 million) due following SZ BAK’s successful transfer to Nanjing CBAK of the five percent (5%) equity interest in BAK SZ. Upon Nanjing CBAK having paid RMB130 million of the Target Equity, the parties shall work together to complete the registration of equity change with the local governmental authorities. The Company has contributed RMB115.8 million (approximately $15.9 million) as of December 31, 2024 and up to the date of this report. The Equity Transfer Agreement may be terminated in writing through negotiation by all parties and the deposit paid was refundable on demand. The equity transfer process take longer than expected. Nanjing CBAK and SZ BAK have entered into supplemental agreement on March 7, 2025 to extend the transaction period.

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

15.	Trade and Bills Payable

Trade and bills payable as of December 31, 2023 and 2024 consisted of the followings:

	December 31,	December 31,
	2023	2024
Trade payable	$26,764,807	$26,317,312
Bills payable
– Bank acceptance bills	55,664,768	57,297,394
– Letter of credit	-	1,109,680
	$82,429,575	$84,724,386

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 3);

(ii)	$0.3 million and $1.4 million of the Company’s bills receivable as of December 31, 2023 and 2024, respectively (Note 5).

(iii)	the Company’s prepaid land use rights (Note 11)

16.	Loans

Bank loans:

Bank borrowings as of December 31, 2023 and 2024 consisted of the followings:

	December 31,	December 31,
	2023	2024
Short-term bank borrowings	$32,587,676	$26,087,350

On November 16, 2021, the Company obtained banking facilities from Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB120.1 million (approximately $16.6 million) with the term from November 18, 2021 to November 18, 2026. The facility was secured by the Company’s land use rights and buildings. In January 2023, the Company renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB142.8 million (approximately $20.1 million) and RMB159.9 million (approximately $21.9 million) as of December 31, 2023 and 2024, respectively, bearing interest at 3.45% to 3.65% per annum expiring through February to Decemeber 2025.

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

On March 29, 2023, the Company and Bank of China Limited entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. The Company borrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by the Company’s buildings in Dalian. The Company repaid RMB 5 million (approximately $0.7 million) on March 27, 2024. On March 28, 2024, the Company borrowed another one-year loan of RMB5 million (approximately $0.7 million) bearing interest rate at 3.45% per annum. The Company early repaid the loan on August 21, 2024.

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

On September 29, 2024, the Company and Zhejiang Shangyu Rural Commercial Bank entered into a short-term credit-guaranteed loan agreement for RMB15 million (approximately $2.0 million) with the term of one year from September 29, 2024 to September 26, 2025 bearing 4.00% interest rate. The Company borrowed RMB15 million (approximately $2.1 million) on the same date.

On December 31, 2024, the Company and China Everbright Bank Co., Ltd Shaoxing Branch entered into a short-term loan agreement for RMB10 million (approximately $1.4 million) with the term of one year from December 31, 2024 to December 30, 2025 bearing 2.9% interest rate. The Company borrowed RMB10 million (approximately $1.4 million) on the same date.

The Company obtained banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB390 million (approximately $53.4 million) with the term from June 28, 2023 to April 29, 2025. The Company borrowed a series of acceptance bills totaling RMB210.8 million (approximately $28.9 million) for various terms expiring through January to June 2025, which was secured by the Company’s pledged deposit of RMB194.1 million (approximately $26.5 million (note 3), term deposit of RMB14.6 million (approximately $2.0 million) (note 4) and the Company’s bills receivables of RMB2.5 million (approximately $0.4 million) (Note 5).

The Company obtained another banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB300 million (approximately $41.4 million) with the term from December 14, 2023 to April 29, 2025. The Company borrowed a series of acceptance bills totaling RMB55.6 million (approximately $7.6 million) for various terms expiring through April to June 2025, which was secured by the Company’s pledged deposit of RMB55.6 million (approximately $7.6 million (note 3).

The Company borrowed a series of acceptance bills from Bank of Nanjing totaling RMB37.2 million (approximately $5.1 million) for various terms expiring through May to June 2025, which was secured by the Company’s cash totaling RMB37.2 million (approximately $5.1 million) (note 3).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB67.0 million (approximately $9.2 million) for various terms expiring through January to May 2025, which was secured by the Company’s pledged deposit of RMB59.7 million (approximately $8.2 million) (note 3) and the Company’s bills receivables of RMB7.7 million (approximately $1.0 million) (Note 5).

The Company borrowed a series of acceptance bills from Bank of Communications Co., Ltd. Shangyu Branch totaling RMB47.7 million (approximately $6.5 million) expiring through March to May 2025, which was secured by the Company’s pledged deposit of RMB47.7 million (approximately $6.5 million) (note 3).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	December 31,
	2023	2024
Pledged deposits (note 3)	$54,167,834	$54,061,642
Short-term deposits (note 4)	-	2,000,000
Bills receivables (note 5)	281,805	1,395,874
Right-of-use assets (note 11)	5,287,708	4,982,972
Buildings	9,707,862	3,818,112
	$69,445,209	$66,258,600

As of December 31, 2024, the Company had no unutilized committed banking facilities.

During the years ended December 31, 2023 and 2024, interest of $1,027,351 and $1,115,354 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2023 and 2024 consisted of the following:

		December 31,	December 31,
	Note	2023	2024
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li, the Company’s Former CEO	(b)	160,536	158,889
		260,536	258,889
Advances from unrelated third party
– Mr. Wenwu Yu	(c)	1,385	1,347
– Ms. Longqian Peng	(c)	7,179	6,980
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(d)	70,452	68,499
		79,016	76,826
		$339,552	$335,715

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(d)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of December 31, 2024, loan amount of RMB0.5 million ($68,499) remained outstanding.

During the years ended December 31, 2023 and 2024, interest of $8,062 and $8,343 were incurred on the Company’s borrowings from unrelated parties, respectively.

17.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2023 and 2024 consisted of the following:

	December 31,	December 31,
	2023	2024
Construction costs payable	$15,571,808	$11,570,384
Equipment purchase payable	13,665,499	10,871,081
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	3,386,142	6,253,168
Customer deposits	2,875,131	6,856,137
Deferred revenue (note 2m)	784,000	4,831,774
Accrued expenses	2,118,121	2,059,252
Interest payables	59,524	69,927
Other tax payables	775,754	1,175,339
Dividend payable to non-controlling interest to Hitrans	1,256,745	1,221,915
Payables to suppliers for non-operating agency-based service	-	11,981,065
Other payable	289,697	185,474
	$41,992,540	$58,285,635

*	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2023 and 2024, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2023 and 2024, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

18.	Balances and Transactions with Related Parties

The principal related parties with which the Company had transactions during the years presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Zhengzhou BAK Battery Co., Ltd	Note a
Shenzhen BAK Battery Co., Ltd (“SZ BAK”)	Former subsidiary and refer to Note b
Shenzhen BAK Power Battery Co., Ltd (“BAK SZ”)	Former subsidiary and refer to Note b
Zhejiang Shengyang Renewable Resources Technology Co., Ltd.	Note c
Fuzhou BAK Battery Co., Ltd	Note d
Zhengzhou BAK Electronics Co., Ltd	Note e
Zhengzhou BAK New Energy Vehicle Co., Ltd	Note f

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd. Zhengzhou BAK Battery Co., Ltd is a wholly owned subsidiary of BAK SZ.

(b)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Shenzhen BAK Battery Co., Ltd and Shenzhen BAK Power Battery Co., Ltd. On September 27, 2023, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in Shenzhen BAK Power Battery Co., Ltd. (“BAK SZ”) to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (note 14).

(c)	On September 27, 2023, Hitrans entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Neither Mr. Xu, nor Zhejiang Shengyang is related to the Company.

(d)	Zhengzhou BAK Battery Co., Ltd has 51% equity interest in Fuzhou BAK Battery Co., Ltd. Zhengzhou BAK Battery Co., Ltd is a wholly owned subsidiary of BAK SZ.

(e)	Mr. Xiangqian Li, the Company’s former CEO, is a director of BAK SZ, which has 95% equity interests in Zhengzhou BAK Electronics Co., Ltd.

(f)	Shenzhen BAK Battery Co., Ltd was the former shareholder of Zhengzhou BAK New Energy Vehicle Co., Ltd to April 10, 2023.

Related party transactions

The Company entered into the following significant related party transactions:

	For the year ended December 31, 2023	For the year ended December 31, 2024
Purchase of batteries from Zhengzhou BAK Battery Co., Ltd	$10,999,732	$7,049,867
Purchase of batteries from Fuzhou BAK Battery Co., Ltd	-	69,133
Purchase of materials from Zhejiang Shengyang	12,725,193	4,352,197
Purchase of materials from Zhejiang Shengyang in relation to non-operating agency-based service	-	1,794,581
Sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd	27,872,002	18,661,537
Sales of cathode raw materials to BAK SZ	66,560	31,783
Sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd	590,834	388,430
Sales of batteries to Fuzhou BAK Battery Co., Ltd	105,010	76,090
Sales of batteries to Zhengzhou BAK Battery Co., Ltd	-	12,232

Related party balances

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2023 and 2024:

Receivables from former subsidiary

	December 31, 2023	December 31, 2024
Receivables from BAK SZ	$74,946	$12,399

Balance as of December 31, 2023 and 2024 represented trade receivable for sales of cathode raw materials to BAK SZ.

Other balances due from/ (to) related parties

	December 31, 2023		December 31, 2024
Trade receivable, net – Zhengzhou BAK Battery Co., Ltd (i)		$12,441,715	$5,970,184
Trade receivable, net – Zhengzhou BAK Electronics Co., Ltd. (ii)		$226,143	$135,012
Bills receivable – Issued by Zhengzhou BAK Battery Co., Ltd (iii)		$-	$459,905
Prepayment to supplier – Zhengzhou BAK Battery Co., Ltd (iv)		$-	$3,738,228
Prepayment to supplier – Zhengzhou BAK New Energy Vehicle Co., Ltd (v)	$		$205,496
Trade payable, net – Zhengzhou BAK Battery Co., Ltd (vi)		$803,685	$66,084
Trade payable, net – Zhejiang Shengyang (vii)		$3,489,324	$1,486,765
Payable for non-operating agency-based service – Zhejiang Shengyang (viii)		$-	$1,338,794
Deposit paid for acquisition of long-term investments – BAK SZ (note 14)		$7,101,492	$15,864,318
Dividend payable to non-controlling interest of Hitrans (note 17)		$1,256,745	$1,221,915

(i)	Representing trade receivable from sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $4.5 million to the Company.

(ii)	Representing trade receivables from sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd. Up to the date of this report, Zhengzhou BAK Electronics Co., Ltd repaid $107,064 to the Company.

(iii)	Representing bills receivable issued by Zhengzhou BAK Battery Co., Ltd.as of December 31, 2024 were pledged to bank as security for issuance of bills payable (note 16).

(iv)	Representing the prepayments to Zhengzhou BAK Battery Co., Ltd for purchase of batteries. The balance was not utilized up to the date of this report.

(v)	Representing the prepayments for purchase of raw materials for manufacturing. The contract was cancelled and up to the date of this report, the prepayment was refunded to the Company.

(vi)	Representing trade payables on purchase of batteries. Up to the date of this report, the Company settled nil to Zhengzhou BAK Battery Co., Ltd.

(vii)	Representing trade payables on purchase of materials for manufacturing from Zhejiang Shengyang. Up to the date of this report, the Company settled in full to Zhejiang Shengyang.

(viii)	Representing payables on purchase of materials from Zhejiang Shengyang in relation to non-operating agency-based service. Up to the date of this report, the Company settled $0.7 million to Zhejiang Shengyang.

Payables to a former subsidiary

Payables to a former subsidiary as of December 31, 2023 and 2024 consisted of the following:

	December 31,	December 31,
	2023	2024
Payables to Shenzhen BAK Power Battery Co., Ltd	$(411,111)	$(419,849)

Balance as of December 31, 2023 and 2024 consisted of payables for purchase of inventories from Shenzhen BAK Power Battery Co., Ltd.

19.	Deferred Government Grants

Deferred government grants as of December 31, 2023 and 2024 consist of the following:

	December 31,	December 31,
	2023	2024
Total government grants	$6,578,863	$8,136,469
Less: Current portion	(375,375)	(556,214)
Non-current portion	$6,203,488	$7,580,255

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

On December 12, 2024, Hitrans received RMB11.42 million ($1.6 million) from Development and Reform Bureau of Shangyu District, Shaoxing for the purpose to facilitate the development of new production line. The Company will recognize the subsidies as income or offsets them against the related expenditures when there are no present or future obligations for the subsidized projects.

Government grants were recognized in the consolidated statements of operations as follows:

	December 31,	December 31,
	2023	2024
Cost of revenues	$1,253,899	$535,405
Research and development expenses	16,710	16,433
General and administrative expenses	38,261	37,626
Other income (expenses), net	153,153	672,802
	$1,462,023	$1,262,266

20.	Product Warranty Provisions

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2023	December 31, 2024
Balance at beginning of year	$476,828	$546,444
Warranty costs incurred	(16,359)	(245,328)
Provision (reversal) for the year	66,182	156,832
Foreign exchange adjustment	19,793	(13,834)
Balance at end of year	546,444	444,114
Less: Current portion	(23,870)	(23,426)
Non-current portion	$522,574	$420,688

21.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes expenses consisted of:

	December 31,	December 31,
	2023	2024
PRC income tax	$	$
Current income tax expenses, net	-	1,558,613
Deferred income tax expenses	2,486,145	-
	$2,486,145	$1,558,613

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

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2023 and 2024, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

No provision for income taxes in the United States has been made as CBAK had no taxable income for the years ended December 31, 2023 and 2024.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the years ended December 31, 2023 and 2024 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Year ended December 31, 2023	Year ended December 31, 2024
Income (loss) before income taxes	$(6,053,182)	$11,143,763
United States federal corporate income tax rate	21%	21%
Income tax credit computed at United States statutory corporate income tax rate	(1,271,168)	2,340,190
Reconciling items:
Over provision of deferred taxation in prior year
Rate differential for PRC earnings	(160,672)	524,791
Tax effect of entity at preferential tax rate	1,918,084	(1,751,421)
Non-deductible (income) expenses	171,936	(108,841)
Share based payments	257,407	79,096
Utilization of tax loss	-	(1,640,692)
Tax effect of utilization of tax losses previously not recognised	(222,354)	(274,323)
Valuation allowance on deferred tax assets	1,792,912	3,156,312
Decrease in opening deferred tax assets resulting from a decrease in applicable tax rate	-	(766,499)
Income tax expenses	$2,486,145	$1,558,613

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2023 and 2024 are presented below:

	December 31, 2023	December 31, 2024
Deferred tax assets
Trade receivable	$1,156,095	723,916
Inventories	2,942,702	591,678
Property, plant and equipment	2,398,035	1,992,540
Non-marketable equity securities	157,432	91,842
Equity method investment	380,982	343,850
Intangible assets	31,601	133,684
Accrued expenses, payroll and others	541,665	614,417
Provision for product warranty	136,611	66,617
Net operating loss carried forward	36,103,945	38,116,873
Valuation allowance	(43,645,828)	(42,522,990)
Deferred tax assets, non-current	$203,240	152,427

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$203,240	$152,427

As of December 31, 2024, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of December 31, 2024, the Company’s PRC subsidiaries had net operating loss carry forwards of $57,318,310, which will expire in various years through 2024 to 2033. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 and $1,230,511 representing the PRC statutory reserve of the subsidiary as of December 31, 2023 and 2024, are also considered under restriction for distribution.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $2,952,247 (RMB20,877,994) and $6,524,654 (RMB46,920,747) for the years ended December 31, 2023 and 2024, respectively.

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

As of December 31, 2024, there was no unrecognized stock-based compensation associated with the above restricted shares. As of December 31, 2024, 1,667 vested shares were to be issued.

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

As of December 31, 2024, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $6,529 and nil for the years ended December 31, 2023 and 2024, in respect of the restricted shares granted on October 23, 2020 of which allocated to research and development expenses.

All the restricted share units granted on October 23, 2020 had been vested on April 30, 2023. As of December 31, 2024, there was no unrecognized stock-based compensation with the above restricted share units.

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

The fair value of the stock options granted to directors of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk free interest rate of 1.26%, and dividend yield of 0%. The fair value of 350,000 stock options to directors of the Company was $479,599 at the grant date. During the year ended December 31, 2023 and 2024, the Company recorded nil as stock compensation expenses, respectively.

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. During the years ended December 31, 2023 and 2024, the Company recorded nil as stock compensation expenses, respectively.

As of December 31, 2024, there was unrecognized stock-based compensation $662,116 associated with the above options granted.

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

The Company recorded non-cash share-based compensation expense of $831,250 and nil for the years ended December 31, 2023 and 2024, respectively, in respect of the restricted share units granted on April 11, 2023.

The fair value of the stock options granted to directors and certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimate life of 5.83 years, volatility of 106.59%, risk free interest rate of 3.51% and dividend yield of 0%. The fair value of options of the Company was $838,190 at the grant date. The Company recorded $343,960 and $341,054 as share-based compensation expenses in respect of the stock options granted on April 11, 2023 for the years ended December 31, 2023 and 2024, respectively.

All the restricted share units granted on April 11, 2023 had been vested on December 31, 2023. As of December 31, 2024, there was unrecognized stock-based compensation of $50,155 associated with the above option granted.

Restricted share units granted and stock ownership program on August 22, 2023

On August 22, 2023, pursuant to the Company’s 2015 Plan, the Compensation Committee granted an aggregate of 40,000 restricted share units and 160,000 options to employees of the Company. The restricted share units will vest semi-annually on October 15, 2023 and April 15, 2023. The fair value of these restricted shares units was $0.88 per share on August 22, 2023. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method. The option exercise price was $0.8681. The shares will be vested semi-annually in 4 equal instalments over a two year period with the first vesting on February 15, 2025. The options will expire on the 70-month anniversary of the grant date.

The Company recorded non-cash share-based compensation expense of $34,086 and $7,872 for the years ended December 31, 2023 and 2024, respectively, in respect of the restricted share units granted on August 22, 2023.

The fair value of the stock options granted to directors and certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimate life of 5.83 years, volatility of 106.34%, risk free interest rate of 4.47% and dividend yield of 0%. The fair value of options of the Company was $56,521 at the grant date. For the years ended December 31, 2023 and 2024, the Company recorded $9,922 and $27,722, respectively, as share-based compensation expenses in respect of the stock options granted on August 22, 2023.

 As of December 31, 2024, non-vested restricted share units granted on August 22, 2023 are as follows:

Non-vested share units as of August 22, 2023
Granted	40,000
Vested	(20,000)
Forfeited	-
Non-vested share units as of December 31, 2023	20,000
Vested	(20,000)
Non-vested share units as of December 31, 2024	-

As of December 31, 2024, there was unrecognized stock-based compensation $20,153 associated with the above options granted.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2024	3,314,128	1.30	-	4.3
Exercisable at January 1, 2024	546,338	1.96	$-	4.7

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(973,958)	1.72	-	-
Outstanding at December 31, 2024	1,455,170	$1.31	$-	3.4
Exercisable at December 31, 2024	1,434,958	$1.35	$-	3.4

*	The intrinsic value of the stock options at December 31, 2024 is the amount by which the market value of the Company’s common stock of $0.94 as of December 31, 2024 exceeds the average exercise price of the option. As of December 31, 2024, the intrinsic value of the outstanding and exercisable stock options was $nil.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the year ended December 31, 2023 and 2024.

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

The following is the calculation of income (loss) per share:

	Year ended December 31, 2023	Year ended December 31, 2024
Net (loss) income	$(8,539,327)	$9,585,150
Less: Net loss attributable to non-controlling interests	6,090,270	2,204,882
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	(2,449,057)	11,790,032

Weighted average shares outstanding -basic (note)	89,252,085	89,928,357
Dilutive unvested shares unit	-	229,955
Weighted average shares outstanding–- diluted	89,252,085	90,158,312

(Loss) income per share
- Basic	$(0.03)	$0.13
- Diluted	$(0.03)	$0.13

Note:	Including 5,384 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued

For the year ended December 31, 2023, 20,000 unvested restricted shares units, 3,224,128 unvested options and all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

For the year ended December 31, 2024, unvested options were anti-dilutive and excluded from shares used in the diluted computation.

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

As of the date of this report, Series B warrant, along with Series A-2 warrants, had both expired. All of the above warrants were expired as of December 31, 2024.

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

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	Year ended December 31, 2023	Year ended December 31, 2024
Balance at the beginning of the year	$136,000	$-
Warrants issued to institution investors	-	-
Warrants issued to placement agent	-	-
Warrants redeemed	-	-
Fair value change of the issued warrants included in earnings	(136,000)	-
Balance at end of year	-	-

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2024	5,296,579	$7.71	0.60
Exercisable at January 1, 2024	5,296,579	$7.71	0.60
Granted	-	-	-
Exercised / surrendered	-	-	-
Expired	(5,296,579)	7.71	-
Outstanding at December 31, 2024	-	-	-
Exercisable at December 31, 2024	-	-	-

28.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2023 and 2024, the Company had the following contracted capital commitments:

	December 31, 2023	December 31, 2024
For construction of buildings	$1,104,571	$1,677,191
For purchases of equipment	31,437,525	53,300,030
Capital injection	267,557,243	254,204,390
	$300,099,339	$309,181,611

(ii)	Litigation

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

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1.5 million (RMB10,257,030), including equipment cost of $1.3 million (RMB9,072,000) and interest amount of $0.2 million (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB 15,120,000 ($2.2 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of December 31, 2024, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.2 million (RMB15,120,000) under capital commitments.

29.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the years ended December 31, 2023 and 2024 as follows:

	Year ended			Year ended
Sales of finished goods and raw materials	December 31, 2023			December 31, 2024
Customer A	$	*	*	27,752,479	15.7%
Customer B		66,881,853	32.7%	57,563,897	32.6%
Zhengzhou BAK Battery Co., Ltd (note 18)		27,872,002	13.6%	18,661,537	10.6%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2023 and 2024 as follows:

	December 31, 2023		December 31, 2024
Customer A	$7,239,247	27.7%	$10,676,044	41.5%
Zhengzhou BAK Battery Co., Ltd (note 18)	12,441,715	47.5%	5,970,184	23.2%

*	Comprised less than 10% of net accounts receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the years ended December 31, 2023 and 2024 as follows:

	Year ended December 31, 2023		Year ended December 31, 2024
Supplier A	$18,786,335	13.7%	$10,171,281	10.1%
Supplier B	*	*	11,864,125	11.7%

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2023 and 2024 as follows:

	December 31, 2023		December 31, 2024
Supplier A	$2,689,740	10.2%	$	*	*
Supplier B	*	*		3,263,562	12.4%
Zhejiang Shengyang Renewable Resources Technology Co., Ltd.	3,498,324	13.3%		*	*

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2023 and 2024 substantially all of the Company’s cash and cash equivalents were held by major financial institutions and online payment platforms located in the PRC, which management believes are of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

The Company determined that for the year ended December 31, 2023 and 2024, it operated in two operating segments namely CBAK and Hitrans. CBAK’s segment mainly includes the manufacture, commercialization and distribution of a wide variety of standard and customized lithium-ion rechargeable batteries for use in a wide array of applications. Hitrans’ segment mainly includes the development and manufacturing of NCM precursor and cathode materials.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income (loss), finance income (expense), other income and net income. Net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income (expenses) and net income (loss) by segment for the years ended December 31, 2023 and 2024 were as follows:

For the year ended December 31, 2023	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$132,993,518	$71,444,847	$-	$204,438,365
Cost of revenues	(101,413,350)	(71,300,692)	-	(172,714,042)
Gross profit	31,580,168	144,155	-	31,724,323
Total operating expenses	(20,861,844)	(17,159,677)	(954,614)	(38,976,135)
Operating income (loss)	10,718,324	(17,015,522)	(954,614)	(7,251,812)
Finance income (expenses), net	337,243	95,816	(159)	432,900
Other income (expenses), net	2,906,648	(2,276,918)	136,000	765,730
Income tax expenses	-	(2,486,145)	-	(2,486,145)
Net income (loss)	13,962,215	(21,682,769)	(818,773)	(8,539,327)

For the year ended December 31, 2024	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$136,588,803	$40,025,806	$-	$176,614,609
Cost of revenues	(93,535,812)	(41,303,552)	-	(134,839,364)
Gross profit (loss)	43,052,991	(1,277,746)	-	41,775,245
Total operating expenses	(22,848,626)	(8,539,324)	(1,599,146)	(32,987,096)
Operating income (loss)	20,204,365	(9,817,070)	(1,599,146)	8,788,149
Finance income (expenses), net	1,275,246	7,954	(110)	1,283,090
Other income (expenses), net	(490,229)	1,562,753	-	1,072,524
Income tax expenses	(1,558,613)	-	-	(1,558,613)
Net income (loss)	19,430,769	(8,246,363)	(1,599,256)	9,585,150

As of December 31, 2024
Identifiable long-lived assets	98,429,723	44,280,749	-	142,710,472
Total assets	211,880,435	90,295,480	42,229	302,218,144

Note: The Company does not allocate its assets located and expenses incurred outside China to its reportable segments because these assets and activities are managed at a corporate level.

Net revenues by product:

The Company’s products can be categorized into high power lithium batteries and materials used in manufacturing of lithium batteries. For the product sales of high power lithium batteries, the Company manufactured high-power cylindrical lithium battery cell and battery packs. The Company’s battery products are sold to end users in electric vehicles, light electric vehicles and energy storage sectors. For the product sales of materials used in manufacturing of lithium batteries, the Company, via its subsidiary, Hitrans, manufactured cathode materials and Precursor for use in manufacturing of cathode. Revenue from these products is as follows:

	Year ended December 31, 2023	Year ended December 31, 2024
High power lithium batteries used in:
Electric vehicles	$2,883,385	$1,681,651
Light electric vehicles	5,607,435	10,319,176
Residential energy supply & uninterruptable supplies	124,502,698	124,587,976
	132,993,518	136,588,803

Materials used in manufacturing of lithium batteries
Cathode	39,845,626	34,228,998
Precursor	31,599,221	5,796,808
	71,444,847	40,025,806
Total consolidated revenue	$204,438,365	$176,614,609

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	Year ended December 31, 2023	Year ended December 31, 2024
Mainland China	$119,307,085	$98,925,752
Europe	78,575,290	65,746,989
Others	6,555,990	11,941,868
Total	$204,438,365	$176,614,609

Substantially all of the Company’s long-lived assets are located in the PRC.

31.	CBAK Energy Technology, Inc. (Parent Company)

Under PRC regulations, subsidiaries in PRC (“the PRC subsidiaries”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, the PRC subsidiaries are required to set aside at least 10% of their after tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of December 31, 2023 and 2024, additional transfers of $219,322,375 and $215,827,099 were required before the statutory general reserve reached 50% of the registered capital of the PRC subsidiaries. As of December 31, 2023 and 2024 there was $1,230,511 appropriation from retained earnings and set aside for statutory general reserves by the PRC subsidiaries.

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

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

For the years ended December 31, 2023 and 2024

(Unaudited)

	Year ended December 31, 2023	Year ended December 31, 2024
REVENUE, net	$-	$-

OPERATING EXPENSES:
Salaries and consulting expenses	1,386,099	522,236
General and administrative	794,262	1,076,909

Total operating expenses	(2,180,361)	(1,599,145)

LOSS FROM OPERATIONS	(2,180,361)	(1,599,145)

Changes in fair value of warrants liability	136,000	-

LOSS ATTRIBUTABLE TO PARENT COMPANY	(2,044,361)	(1,599,145)

EQUITY IN (LOSS) INCOME OF SUBSIDIARIES	(404,696)	13,389,177

NET (LOSS) INCOME ATTRIBUTABLE TO SHAREHOLDERS	$(2,449,057)	$11,790,032

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY BALANCE SHEETS

As of December 31, 2023 and 2024

(Unaudited)

	December 31, 2023	December 31, 2024
ASSETS

Interests in subsidiaries	$114,257,553	$123,176,663
Cash and cash equivalents	26,922	30,956
Total assets	$114,284,475	$123,207,619

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses and other payables	1,586,745	1,534,576
Total current liabilities	1,586,745	1,534,576

SHAREHOLDERS’ EQUITY	112,697,730	121,673,043
Total liabilities and shareholders’ equity	$114,284,475	$123,207,619

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023 and 2024

(Unaudited)

	Year ended December 31, 2023	Year ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,449,057)	$11,790,032
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss (income) of subsidiaries	404,696	(13,389,177)
Share based compensation	1,225,747	376,648
Changes in fair value of warrants liability	(136,000)	-
Change in operating assets and liabilities
Accrued expenses and other payable	(21,357)	(52,169)
Net cash used in operating activities	(975,971)	(1,274,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest in subsidiaries	884,334	1,278,700
Net cash used in investing activities	884,334	1,278,700

CHANGE IN CASH AND CASH EQUIVALENTS	(91,637)	4,034

CASH AND CASH EQUIVALENTS, beginning of year	118,559	26,922

CASH AND CASH EQUIVALENTS, end of year	$26,922	$30,956

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

The Company repaid RMB64 million (approximately $8.8 million) borrowed from Shaoxing Branch of Bank of Communications Co., Ltd bearing interest rate of 3.65% per annum as of the date of this report and borrowed RMB58 million (approximately $8 million) for one year from the same facility, bearing interest rate of 3.45% and expiring through January to February 2026.

On January 17, 2025, the Company entered into a long-term Maximum Pledge Agreement with Zhejiang Shangyu Rural Commercial Bank, for the period from January 17, 2025 to September 25, 2027, with a maximum facility amount of RMB76.56 million (approximately $10.49 million). The facility was secured by the land use right and buildings of the Company. The Company has borrowed RMB40 million (approximately $5.5 million) as of the date of this report bearing interest rate at 2.85%-3.6% and repayable on September 25, 2027.

On January 20, 2025, NJ CBAK entered into an unsecured revolving loan agreement with Bank of Ningbo Co., Ltd. Gaochun Branch bearing interest at 2.8% per annum (LPR interest rate -30 bp) , with a one-year loan period ending on January 20, 2026. Up to the date of this report, NJ CBAK has borrowed RMB7.1 million (approximately $1 million) under this loan agreement.

On February 19, 2025, NJ CBAK obtained a RMB30 million facility (approximately $4.1 million) from Jiangsu Gaochun Rural Commercial Bank, with the term from February 19, 2025 to September 23, 2027. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment. NJ CBAK borrowed RMB4 million (approximately $0.6 million) on February 20, 2025 for a term until February 19, 2026, bearing interest rate at 2.98%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2024 were not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

–	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

–	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weaknesses, we have taken or are taking the following remediation measures:

–	We were in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience. Ms. Xiangyu Pei was appointed by the Board of Directors of the Company as the Interim Chief Financial Officer on August 23, 2019. Ms. Xiangyu Pei resigned as our Interim Chief Financial Officer on August 22, 2023 but has continued to serve in the Company’s finance department and on the board of director. Mr. Jiewei Li was appointed as the Company’s Chief Financial Officer on August 22, 2023.

–	We have regularly offered our financial personnel trainings on internal control and risk management. We have regularly provided trainings to our financial personnel on U.S. GAAP accounting guidelines. We plan to continue to provide trainings to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

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

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

ARK Pro CPA & Co, our independent registered public accounting firm has issued an attestation report regarding the effectiveness of our internal controls over financial reporting which is included under Item 8 above.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2024, but was not reported.

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information concerning our directors, executive officers, compliance with Section 16(a) of the Exchange Act, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2024.

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

(3)	Index to Exhibits

See exhibits listed under Item 15(b) below.

(b)	Exhibits:

Exhibit No.	Description
2.1	Articles of Merger (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8- K filed on January 17, 2017)
3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on December 8, 2006)
3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 19, 2007)
3.3	Certificate of Change Pursuant to NRS 78.209 filed by the Company on October 22, 2012 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 26, 2012)
3.4	Certificate of Amendment to Articles of Incorporation filed by the Company on June 23, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 26, 2015)
3.5	Certificate of Amendment to Articles of Incorporation filed by the Company on December 9, 2021 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 13, 2021)Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.1 to the registrant’s
4.1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act
10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form8-K filed on January 3, 2011)
10.2	CBAK Energy Technology, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix D to the registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2015).
10.3	Form of Restricted Share Units Award Agreement Under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 29, 2019)
10.4	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 6, 2015)
10.5	English translation of Framework Agreement Relating to Dalian CBAK Power Battery Co., Ltd.’s Investment in Zhejiang Meidu Hitrans Lithium Battery Technology Co., Ltd., dated July 20, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.6	CBAK Energy Technology, Inc. 2023 Equity Incentive Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed on October 20, 2023)
10.7	Form of Restricted Share Award Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.8	Form of Restricted Stock Unit Award Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.9	Form of Share Option Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on March 15, 2024)

14.1	Code of Business Conduct and Ethics of the registrant (incorporated by reference to Exhibit 14.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)
19	Insider Trading Policy of the registrant
21.1	List of subsidiaries of the registrant.
23.1	Consent of ARK Pro CPA & Co
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed on March 15, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

(c) Financial Statement Schedule

See Item 15(a) above.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2025

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Zhiguang Hu
Zhiguang Hu
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhiguang Hu	Chief Executive Officer	March 17, 2025
Zhiguang Hu	(Principal Executive Officer)

/s/ Jiewei Li	Chief Financial Officer	March 17, 2025
Jiewei Li	(Principal Financial and Accounting Officer)

/s/ Yunfei Li	Chairman of the Board of Directors	March 17, 2025
Yunfei Li

/s/ J. Simon Xue	Director	March 17, 2025
J. Simon Xue

/s/ Martha C. Agee	Director	March 17, 2025
Martha C. Agee

/s/ Jianjun He	Director	March 17, 2025
Jianjun He

/s/ Xiangyu Pei	Director	March 17, 2025
Xiangyu Pei