Form 10-K/A
period 2024-12-31
CBAK Energy Technology, Inc.
filed 2025-04-30
CIK 1117171

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

There were a total of 89,939,662 shares of the registrant’s common stock outstanding as of April 25, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

CBAK Energy Technology, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (together with the Form 10-K/A, the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2025. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which information was previously omitted in reliance on General Instruction G(3) to Form 10-K. Accordingly, the Company hereby amends and replaces in its entirety Part III of Form 10-K.

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

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Gender	Position
Zhiguang Hu	43	Male	President and Chief Executive Officer
Yunfei Li	59	Male	Chairman of the Board
Xiangyu Pei	35	Female	Director
Martha C. Agee	70	Female	Independent Director
J. Simon Xue	71	Male	Independent Director
Jianjun He	53	Male	Independent Director
Jiewei Li	35	Male	Chief Financial Officer and Secretary

Zhiguang Hu is a long-term employee who has been with the Company since 2004 and has led our sales and marketing department, contributing significantly to the revenue growth of the Company’s battery business in recent years. Mr. Hu has served as our President and Chief Executive Officer since October 2024. Since June 2023, he has held the position of Deputy General Manager in the Company’s Sales and Marketing Department. Prior to this role, he served as the Director of Sales and Marketing at our subsidiary, Dalian CBAK Power Battery Co., Ltd., from January 2014 to May 2023. His experience also includes serving as the Director of the Sales and Marketing Department at BAK International (Tianjin) Co., Ltd. from January 2012 to December 2013, a former subsidiary of the Company. Before that, he was the Sales Manager at BAK International (Tianjin) Co., Ltd. from January 2008 to December 2011. Additionally, he managed Overseas Business and Key Accounts at Shenzhen BAK Battery Co., Ltd., another former subsidiary of the Company, from July 2004 to December 2007. Mr. Hu graduated from Lanzhou Business College (now Lanzhou University of Finance and Economics) in July 2004, earning a degree in Business Administration.

Yunfei Li has served as the chairman of our board since March 1, 2016. Mr. Li was our president and chief executive officer from March 1, 2026 to October 24, 2024. Mr. Yunfei Li has more than 20 years of management experience in industries of battery, new energy and real estate development. From May 2014 to March 2016, he served as Vice President of the Company’s subsidiary, CBAK Power in charge of the company’s construction of manufacturing facilities, government relationship and development of new customers. From May 2010 to May 2014, Mr. Yunfei Li held management positions of various new energy development and real estate development companies in China. Prior to that, he was Director of Construction Department, Director of Comprehensive Management Department and Assistant to President of Shenzhen BAK Battery Co., Ltd., a former subsidiary of the Company, from March 2003 to May 2010. Mr. Yunfei Li holds a bachelor’s degree in Civil Engineering from Liao Yuan Vocational Technical College.

Xiangyu Pei served as our Interim Chief Financial Officer from August 23, 2019 to August 22, 2023. After resigning as our Interim Chief Financial Officer, she has continued to serve in our finance department. Ms. Pei has served as our director since September 2021. Prior to that, she served as the financial controller of the Company’s subsidiary, CBAK Power since 2017. Ms. Pei was also the Company’s secretary from 2017 to August 2023. While serving as our Interim Chief Financial Officer, she oversaw auditing, accounting, financial reporting and investor relations for the Company. Ms. Pei received a PhD in World Economics from Jilin University in China.

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

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to shareholders. This significant responsibility requires highly skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Company’s board of directors (the “Board of Directors” or the “Board”) that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board and the Nominating and Corporate Governance Committee of the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

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

Board Composition and Committees

Our Board of Directors is comprised of Yunfei Li, Xiangyu Pei, Martha C. Agee, J. Simon Xue and Jianjun He.

Martha Agee, J. Simon Xue and Jianjun He each serves on our Board of Directors as an “independent director” as defined by as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules. Our Board has determined that Martha Agee possesses the accounting or related financial management experience that qualifies her as financially sophisticated within the meaning of Rule 5605(c)(2)(A) of the NASDAQ Listing Rule and that she is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Our Board currently has three standing committees which perform various duties on behalf of and report to the Board: (i) audit committee, (ii) compensation committee and (iii) nominating and corporate governance committee. Each of the three standing committees is comprised entirely of independent directors. From time to time, the Board may establish other committees.

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

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. A copy of the Code of Business Conduct and Ethics has been filed as Exhibit 14.1 to our Quarterly Report on Form 10-Q filed on August 22, 2006 and is hereby incorporated by reference into this annual report. The Code of Business Conduct and Ethics is also available on our website at www.cbak.com.cn. During the fiscal year ended December 31, 2024, there were no amendments to or waivers of our Code of Business Ethics and Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on our Internet website at www.cbak.com.cn or via a current report on Form 8-K.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our Common Stock must report their initial ownership of the Common Stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2024.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers for services rendered in all capacities during the noted periods. No other executive officers received total compensation in excess of $100,000 during the fiscal year ended December 31, 2024.

			Stock	Option
		Salary	Awards	Awards	Total
Name and Principal Position	Year	($)(1)	($)	($)(2)(3)	($)
Yunfei Li	2023	150,913	170,250	-	321,164
Former Chief Executive Officer(4)	2024	99,271	-	56,468	155,739

Zhiguang Hu	2023	43,585	17,025	-	60,610
Chief Executive Officer(5)	2024	121,387	-	11,294	132,681

Jiewei Li	2023	67,958	11,350	-	79,308
Chief Financial Officer and Secretary(6)	2024	91,047	-	7,529	98,576

Xiangyu Pei	2023	87,744	56,750	-	144,494
Director and Former Interim Chief Financial Officer(7)	2024	100,587	-	37,645	138,232

(1)	The amounts reported in this table have been converted from RMB to U.S. dollars based on the average conversion rate between the U.S. dollar and RMB for the applicable fiscal year, or $1.00 to RMB7.1913 (fiscal year 2024 exchange rate) and $1.00 to RMB7.0719 (fiscal year 2023 exchange rate).

(2)	The value of performance-vesting stock options is computed assuming achievement of performance goals based on probable outcomes of such performance goals under ASC Topic 718. Amount shown does not reflect compensation actually received or that may be realized in the future by the recipients. In accordance with SEC regulations, such amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock and option awards made in the referenced fiscal year. This performance-based option award is subject to performance and service-vesting requirements. See Note 25 of the Notes to Consolidated Financial Statements in our Form 10-K for information, including assumptions made, regarding the valuation of equity awards.

(3)	On November 29, 2021, the Company granted (i) Mr. Yunfei Li performance-based options to purchase a total of 200,000 shares of common stock, (ii) Mr. Jiewei Li performance-based options to purchase a total of 20,000 shares of common stock, and (iii) Ms. Xiangyu Pei performance-based options to purchase a total of 150,000 shares of common stock, under the Company’s 2015 Equity Incentive Plan, with an exercise price of $1.96 per share.

(4)

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted 150,000 restricted share units (the “RSUs”) to Mr. Yunfei Li. Each RSU represents a contingent right to receive one share of common stock. The RSUs vested in two equal installments on June 30 and December 31, 2023, respectively.

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted Mr. Yunfei Li an option to purchase 300,000 shares of common stock. The option vest in four equal installments semi-annually with the first installment vesting on June 30, 2024 and the second installment vesting on December 31, 2024.

(5)

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted 15,000 RSUs to Mr. Zhiguang Hu. Each RSU represents a contingent right to receive one share of common stock. The RSUs vested in two equal installments on June 30 and December 31, 2023, respectively.

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted Mr. Zhiguang Hu an option to purchase 30,000 shares of common stock. The option vest in four equal installments semi-annually with the first installment vesting on June 30, 2024 and the second installment vesting on December 31, 2024.

(6)

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted 10,000 RSUs to Mr. Jiewei Li. Each RSU represents a contingent right to receive one share of common stock. The RSUs vested in two equal installments on June 30 and December 31, 2023, respectively.

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted Mr. Jiewei Li an option to purchase 20,000 shares of common stock. The option vest in four equal installments semi-annually with the first installment vesting on June 30, 2024 and the second installment vesting on December 31, 2024.

(7)

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted 50,000 RSUs to Ms. Pei. Each RSU represents a contingent right to receive one share of common stock. The RSUs vested in two equal installments on June 30 and December 31, 2023, respectively.

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted Ms. Pei an option to purchase 100,000 shares of common stock. The option vest in four equal installments semi-annually with the first installment vesting on June 30, 2024 and the second installment vesting on December 31, 2024.

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

Outstanding Equity Awards at Fiscal Year-End 2024

The following table sets forth the equity awards outstanding at December 31, 2024 for each of our named executive officers. As of December 31, 2024, there were no outstanding stock awards for named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
				Equity
				incentive
				plan
				awards:
				Number of
		Number of	Number of	securities
		securities	securities	underlying
		underlying	underlying	unexercised	Option
		unexercised	unexercised	unearned	exercise	Option
		options (#)	options (#)	options	price	expiration
Name	Grant Date	exercisable	unexercisable	(#)	($)	date
Yunfei Li, Former	11/29/2021	40,000	-	80,000	1.96	09/26/2027
Chief Executive Officer	4/11/2023	75,000	-	-	0.978	06/22/2029

Zhiguang Hu,	4/11/2023	15,000	-	15,000	0.978	06/22/2029
Chief Executive Officer

Jiewei Li,	11/29/2021	4,000	-	8,000	1.96	09/26/2027
Chief Financial Officer	4/11/2023	10,000	-	10,000	0.978	06/22/2029

Xiangyu Pei, Director and Former Interim	11/29/2021	30,000	-	60,000	1.96	09/26/2027
Chief Financial officer	4/11/2023	50,000	-	50,000	0.978	06/22/2029

Compensation of Directors

On April 11, 2023, pursuant to the 2015 Plan, each of our independent directors was granted 10,000 restricted share units, or RSUs, of the Company’s common stock, which vested in two equal installments on June 30 and December 31, 2023, respectively. On the same date, each of our independent directors was granted an option to purchase 20,000 shares of common stock, which vest in four equal installments semi-annually with the first installment vesting on June 30, 2024 and the second installment vesting on December 31, 2024.

The following table sets forth the total compensation earned by our non-employee directors during our fiscal year ended December 31, 2024:

	Fees
	Earned or
	Paid in	Stock
	Cash	Awards	Total
Name	($)	($)	($)
J. Simon Xue	20,000	7,529	27,529
Martha C. Agee	20,000	7,529	27,529
Jianjun He	20,000	7,529	27,529

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the close of business on April 25, 2025 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our named executive officers and directors as a group:

Names of Management and Names of Certain Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (1)
	Number (2)	Percent (3)
Officers and Directors
Yunfei Li (5) (6) (7) (10)	11,135,871	12.49%
Zhiguang Hu (12)	48,638	*
J. Simon Xue (4)	50,000	*
Martha C. Agee (4)	70,000	*
Jianjun He (4)	70,000	*
Xiangyu Pei (9)	367,983	*
Jiewei Li(11)	19,000	*
All executive officers and directors as a group (7 persons)	11,876,492	13.17%
Principal Stockholders
Dawei Li (7) (8)	6,733,359	7.49%
Ping Shen	4,654,813	5.18%

*	Denotes less than 1% of the outstanding shares of common stock.

(1)	The number of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of the Reference Date, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

(2)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(3)	A total of 89,939,662 shares of common stock are considered to be outstanding on the Reference Date. For each beneficial owner above, any Presently Exercisable securities of such beneficial owner have been included in the denominator, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

(4)	On April 11, 2023, pursuant to the 2015 Plan, each of our independent directors was granted 10,000 restricted share units, or RSUs, of the Company’s common stock, which vested in two equal installments on June 30 and December 31, 2023, respectively. On the same date, each of our independent directors was granted an option to purchase 20,000 shares of common stock, which vest in four equal installments semi-annually with the first installment (5,000) vesting on June 30, 2024 and the second installment (5,000) vesting on December 31, 2024.

(5)

On June 30, 2015, Mr. Yunfei Li was granted 30,000 restricted shares of the Company’s common stock, under the 2015 Plan. The restricted shares vest over a three-year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On April 19, 2016, pursuant to the 2015 Plan, the Company granted Mr. Yunfei Li an aggregate of 150,000 restricted shares of the Company’s common stock. The restricted shares vest semi-annually in 6 equal installments over a three-year period with the first vesting on December 31, 2016. On February 17, 2017, we signed a letter of understanding with each of eight individual investors, including our former CEO, Mr. Yunfei Li, whereby these stockholders agreed in principle to subscribe for new shares of our common stock totaling $10 million. The issue price would be determined with reference to the market price prior to the issuance of new shares. In January 2017, the stockholders paid us a total of $2.1 million as refundable deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a refundable deposit of $0.2 million. In April and May 2017, we received cash of $9.6 million from these stockholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which we agreed to issue an aggregate of 6,403,518 shares of common stock to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, including 746,018 shares for Mr. Yunfei Li, our former CEO. On June 22, 2017, we issued the shares to the investors.

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

Includes a total of 115,000 outstanding options, comprised of:

●	On November 29, 2021, pursuant to the 2015 Plan, the Company granted Mr. Yunfei Li an aggregate of 200,000 performance-based stock options to purchase the Company’s common stock. Subject to continued service and attainment of the performance goals relating to the Company’s operating results for each of the fiscal years ending December 31, 2021, 2022, 2023, 2024 and 2025, the options will vest semi-annually in 10 equal installments over a 5-year period with the first vesting on May 30, 2022. The options will expire on the 70-month anniversary of the grant date. The performance goals for 2021 were met, resulting in vesting of 20,000 options on each of May 30 and November 30, 2022. However, the performance criteria for 2022 or 2023 were not met, and thus, no additional portion of the option was vested; and

●	On April 11, 2023, pursuant to the 2015 plan, the Company granted Mr. Yunfei Li an aggregate of 300,000 options to purchase common stock. The options were scheduled to vest in four equal installments semi-annually with the first installment (75,000) vesting on June 30, 2024. Mr. Yunfei Li has forfeited the remaining 292,500 unvested options.

(6)	On January 7, 2019, we entered into a cancellation agreement with Mr. Yunfei Li and Mr. Dawei Li, who loaned an aggregate of approximately $5.2 million (the “First Debt”) to the Company’s subsidiary, CBAK Power. Pursuant to the terms of the cancellation agreement, the creditors agreed to cancel the First Debt in exchange for an aggregate of 5,098,040 shares of common stock of the Company at an exchange price of $1.02 per share. According to the amount of loan, 3,431,373 and 1,666,667 shares were issued to Mr. Dawei Li and Mr. Yunfei Li, respectively. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the First Debt.

(7)	On July 26, 2019, we entered into a cancellation agreement with Mr. Dawei Li, Mr. Yunfei Li and Asia EVK, who loaned an aggregate of approximately $7.1 million to CBAK Power (collectively, the “Third Debt” and “Fourth Debt”). Pursuant to the terms of the cancellation agreement, the creditors agreed to cancel the Third Debt and Fourth Debt in exchange for an aggregate of 7,092,219 shares of common stock of the Company at an exchange price of $1.05 per share. According to the amount of loan, 1,384,717, 2,938,067 and 2,769,435 shares were issued to Mr. Dawei Li, Mr. Yunfei Li and Asia EVK, respectively. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the Third Debt and Fourth Debt.

(8)	On October 14, 2019, we entered into a cancellation agreement with Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen, who loaned an aggregate of approximately $4.2 million to CBAK Power (the “Fifth Debt”) and the unpaid earnest money of approximately $1.0 million. Pursuant to the terms of the cancellation agreement, the creditors agreed to cancel the Fifth Debt and convert the unpaid earnest money in exchange for an aggregate of 8,599,717 shares of common stock of the Company at an exchange price of $0.6 per share. According to the amount of loan, 528,053, 3,536,068, 2,267,798 and 2,267,798 shares were issued to Mr. Shangdong Liu, Mr. Shibin Mao, Ms. Lijuan Wang and Mr. Ping Shen, respectively. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the Fifth Debt and the unpaid earnest money.

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

Includes a total of 80,000 outstanding options, comprised of:

●	On November 29, 2021, pursuant to the 2015 Plan, the Company granted Ms. Pei an aggregate of 150,000 performance-based stock options to purchase the Company’s common stock. Subject to continued service and attainment of the performance goals relating to the Company’s operating results for each of the fiscal years ending December 31, 2021, 2022, 2023, 2024 and 2025, the options will vest semi-annually in 10 equal installments over a 5-year period with the first vesting on May 30, 2022. The options will expire on the 70-month anniversary of the grant date. The performance goals for 2021 were met, resulting in vesting of 15,000 options on May 30 and November 30, 2022, respectively. However, the performance criteria for 2022 or 2023 were not met, and thus, no additional portion of the option was vested; and

●	Also, on April 11, 2023, pursuant to the 2015 plan, the Company granted Ms. Xiangyu Pei an aggregate of 100,000 options to purchase common stock. The options vest in four equal installments semi-annually with the first installment (25,000) vesting on June 30, 2024 and the second installment (25,000) vesting on December 31, 2024.

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

Includes a total of 14,000 outstanding options, comprised of:

●	On November 29, 2021, Mr. Jiewei Li was granted an option to purchase 20,000 shares of common stock. The option vests in 10 equal semi-annual installments based on the Company’s satisfaction of certain performance criteria for each of the fiscal year ending December 31, 2021, 2022, 2023, 2024 and 2025. The performance criteria for 2021 were met, resulting in vesting of 2,000 options on each of May 30, 2022 and November 30, 2022. The performance criteria for 2022 or 2023 were not met, and thus, no additional portion of the option was vested; and

●	On April 11, 2023, pursuant to the 2015 plan, the Company granted Mr. Jiewei Li an aggregate of 20,000 options to purchase common stock. The options vest in four equal installments semi-annually with the first installment (5,000) vesting on June 30, 2024 and the second installment (5,000) vesting on December 31, 2024.

(12)

On April 11, 2023, pursuant to the 2015 plan, the Company granted Mr. Zhiguang Hu an aggregate of 15,000 restricted share units of the Company’s common stock. The share units vest in two equal installments on June 30 and December 31, 2023, respectively.

Includes a total of 15,000 outstanding options, comprised of:

●	On April 11, 2023, pursuant to the 2015 plan, the Company granted Mr. Zhiguang Hu an aggregate of 30,000 options to purchase common stock. The options vest in four equal installments semi-annually with the first installment (7,500) vesting on June 30, 2024 and the second installment (7,500) vesting on December 31, 2024.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

2015 Equity Incentive Plan

The following table sets forth certain information about the securities authorized for issuance under the 2015 Plan as of December 31, 2024. Options exercisable for all of the securities shown in column (a) below were granted under our 2015 Plan.

Number of
securities
remaining
	Number of		available for
	securities to		future
	be issued upon	Weighted- average	issuance under equity
	exercise of	exercise price	compensation
	outstanding options,	of outstanding options,	plans (excluding
	warrants	warrants	securities
	and rights	and rights	reflected in
	(a)	(b)	column

Equity compensation plans approved by security holders	2,890,128	$1.33	3,850,311

Equity compensation plans not approved by security holders	-	-	-

Total	2,890,128	$1.33	3,850,311

(a)	Amounts include 2,890,128 outstanding options.

(b)	The weighted-average exercise price is calculated based solely on the exercise price of the outstanding options and does not reflect shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.

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

On April 11, 2023, pursuant to the 2015 Plan, the Compensation Committee granted an aggregate of (i) 894,000 restricted share units and (ii) 2,124,000 options to purchase the Company’s common stock, to certain employees, officers and directors of the Company. Such restricted share units vested in two equal installments on June 30 and December 31, 2023, respectively. The options vest in four equal installments semi-annually with the first installment vesting on June 30, 2024 and the second installment vesting on December 31, 2024.

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

Other balances due from / (to) related parties

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

Director Independence

J. Simon Xue, Martha C. Agee and Jianjun He each serves on our Board as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rule.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On July 18, 2023, the Board of Directors of CBAK Energy Technology, Inc. (the “Company”) approved the dismissal of Centurion ZD CPA & Co. (“Centurion”) as independent registered public accounting firm of the Company, and approved the appointment of ARK Pro CPA & Co (“ARK”) as its independent registered public accounting firm.

Audit Fees

Centurion billed us $256,813 for the fiscal year ended December 31, 2023, for professional services rendered for the audit of our annual financial statements, including reviews of the interim financial statements included in our quarterly reports on Form 10-Q and assistance with the Securities Act filings.

ARK billed us $62,000 for the fiscal year ended December 31, 2023 for professional services rendered for the audit of our annual financial statements, including reviews of the interim financial statements included in our quarterly reports on Form 10-Q.

ARK billed us $479,000 for the fiscal year ended December 31, 2024 for professional services rendered for the audit of our annual financial statements, including reviews of the interim financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

The fees for the audit-related services billed and to be billed by Centurion for the year ended December 31, 2023 and 2023 amounted to nil.

The fees for the audit-related services billed and to be billed by ARK for the year ended December 31, 2024 and 2023 amounted to $25,000 and nil.

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

Date: April 30, 2025

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Zhiguang Hu
Zhiguang Hu
Chief Executive Officer