Form 10-Q
period 2025-03-31
CBAK Energy Technology, Inc.
filed 2025-05-19
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

(86)(411)-3918-5985

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CBAT	Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 19, 2025 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	89,939,662

CBAK ENERGY TECHNOLOGY, INC.

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 AND 2025

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

CBAK Energy Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of December 31, 2024 and March 31, 2025

(Unaudited)

(In US$ except for number of shares)

	Note	December 31, 2024	March 31, 2025
Assets
Current assets
Cash and cash equivalents		$6,724,360	$4,052,010
Pledged deposits	2	54,061,642	43,482,693
Term deposits	3	4,237,090	5,530,030
Trade and bills receivable, net	4	32,938,918	40,835,093
Inventories	5	22,851,027	30,803,486
Prepayments and other receivables	6	20,004,966	17,991,265
Receivables from former subsidiary	17	12,399	9,011
Income tax recoverable		566,458	455,342
Total current assets		141,396,860	143,158,930

Property, plant and equipment, net	7	85,486,829	84,283,683
Construction in progress	8	42,526,859	51,527,443
Long-term investments, net	9	2,246,494	2,313,725
Prepaid land use rights	10	11,075,973	11,056,715
Intangible assets, net	11	382,962	268,398
Deposit paid for acquisition of long-term investments	13	15,864,318	15,949,095
Operating lease right-of-use assets, net	10	3,237,849	2,906,652
Total assets		$302,218,144	$311,464,641

Liabilities
Current liabilities
Trade and bills payable	14	84,724,386	93,398,948
Short-term bank borrowings	15	26,087,350	29,301,628
Other short-term loans	15	335,715	335,905
Accrued expenses and other payables	16	58,285,635	50,305,373
Payable to a former subsidiary, net	17	419,849	418,211
Deferred government grants, current	18	556,214	559,186
Product warranty provisions	19	23,426	23,000
Operating lease liability, current	10	1,268,405	1,159,373
Total current liabilities		171,700,980	175,501,624

Long-term bank borrowings	15	-	4,131,890
Deferred government grants, non-current	18	7,580,255	10,272,610
Product warranty provisions	19	420,688	417,565
Operating lease liability, non-current	10	2,449,056	2,397,859
Total liabilities		182,150,979	192,721,548

Commitments and contingencies	26

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 90,083,396 issued and 89,939,190 outstanding as of December 31, 2024; and 90,083,868 issued and 89,939,662 outstanding as of March 31, 2025		90,083	90,083
Donated shares		14,101,689	14,101,689
Additional paid-in capital		247,842,445	247,869,511
Statutory reserves	21	1,230,511	3,042,602
Accumulated deficit		(122,605,730)	(125,997,055)
Accumulated other comprehensive loss		(14,919,345)	(14,248,434)
		125,739,653	124,858,396

Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		121,673,043	120,791,786
Non-controlling interests		(1,605,878)	(2,048,693)
Total equity		120,067,165	118,743,093

Total liabilities and shareholder’s equity		$302,218,144	$311,464,641

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended March 31, 2024 and 2025

(Unaudited)

(In US$ except for number of shares)

		Three months ended March 31,
	Note	2024	2025
Net revenues	28	$58,822,432	$34,938,901
Cost of revenues		(40,041,385)	(30,137,167)
Gross profit		18,781,047	4,801,734
Operating expenses:
Research and development expenses		(2,815,518)	(3,023,961)
Sales and marketing expenses		(1,724,032)	(896,050)
General and administrative expenses		(4,092,527)	(3,804,137)
Allowance of credit losses and bad debts written off		114,013	58,395
Total operating expenses		(8,518,064)	(7,665,753)
Operating income (loss)		10,262,983	(2,864,019)
Finance income, net		9,663	45,120
Other income, net		367,438	712,792
Share of (loss) income of equity investee		(18,824)	55,125
Income (loss) before income tax		10,621,260	(2,050,982)
Income tax expenses	20	(1,048,786)	-
Net income (loss)		9,572,474	(2,050,982)
Less: Net loss attributable to non-controlling interests		263,976	471,748
Net income attributable to shareholders of CBAK Energy Technology, Inc.		$9,836,450	$(1,579,234)

Net income (loss)		9,572,474	(2,050,982)
Other comprehensive income (loss)
– Foreign currency translation adjustment		(1,906,048)	699,844
Comprehensive income (loss)		7,666,426	(1,351,138)
Less: Comprehensive loss attributable to non-controlling interests		274,223	442,816
Comprehensive income (loss) attributable to CBAK Energy Technology, Inc.		$7,940,649	$(908,322)

Income (loss) per share	25
– Basic		$0.11	$(0.02)
– Diluted		$0.11	$(0.02)

Weighted average number of shares of common stock:	25
– Basic		89,925,024	89,938,690
– Diluted		90,123,965	89,938,690

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries,

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2024 and 2025

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional	Statutory		Accumulated other	Non-	Treasury shares		Total
	Number of		Donated	paid-in	reserves	Accumulated	comprehensive	controlling	Number of		shareholders’
	shares	Amount	shares	capital	(Note 21)	deficit	Income (loss)	interests	shares	Amount	equity
Balance as of January 1, 2024	90,063,396	$90,063	$14,101,689	$247,465,817	$1,230,511	$(134,395,762)	$(11,601,403)	$634,036	(144,206)	$(4,066,610)	$113,458,341

Net income (loss)	-	-	-	-	-	9,836,450	-	(263,976)	-	-	9,572,474

Share-based compensation for employee and director stock awards	-	-	-	116,582	-	-	-	-	-	-	116,582

Foreign currency translation adjustment	-	-	-	-	-	-	(1,895,801)	(10,247)			(1,906,048)

Balance as of March 31, 2024	90,063,396	$90,063	$14,101,689	$247,582,399	$1,230,511	$(124,559,312)	$(13,497,204)	$359,813	(144,206)	$(4,066,610)	$121,241,349

Balance as of January 1, 2025	90,083,396	90,083	14,101,689	247,842,445	1,230,511	(122,605,730)	(14,919,345)	(1,605,878)	(144,206)	$(4,066,610)	$120,067,165

Net loss	-	-	-	-	-	(1,579,234)	-	(471,748)	-	-	(2,050,982)

Exercise of stock options	472	-	-	-	-	-	-	-	-	-	-

Share-based compensation for employee and director stock awards	-	-	-	27,066	-	-	-	-	-	-	27,066

Appropriation to statutory reserves	-	-	-	-	1,812,091	(1,812,091)	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	670,911	28,933			699,844

Balance as of March 31, 2025	90,083,868	$90,083	$14,101,689	$247,869,511	$3,042,602	$(125,997,055)	$(14,248,434)	$(2,048,693)	(144,206)	$(4,066,610)	$118,743,093

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed consolidated statements of cash flows

For the three months ended March 31, 2024 and 2025

(Unaudited)

(In US$)

	Three months ended March 31,
	2024	2025
Cash flows from operating activities
Net income (loss)	$9,572,474	$(2,050,982)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,231,605	2,123,633
Allowance for credit losses	(116,248)	(58,395)
Write-down of inventories	538,883	934,424
Share-based compensation	116,582	27,066
Share of loss (income) of an equity investee	18,824	(55,125)
Amortization of operating lease right-of-use assets	297,613	292,950
Changes in operating assets and liabilities:
Trade and bills receivable	(8,188,661)	(7,717,786)
Inventories	4,085,626	(8,748,990)
Prepayments and other receivables	(82,300)	1,987,955
Trade and bills payable	(2,015,325)	8,206,996
Accrued expenses and other payables and product warranty provisions	(460,200)	(4,441,468)
Lease liabilities	361,498	(124,846)
Trade receivable from and payables to a former subsidiary	37,966	3,447
Income tax recoverable	1,048,832	-
Net cash provided by (used in) operating activities	7,447,169	(9,621,121)

Cash flows from investing activities
Deposit paid for acquisition of long-term investment	(4,934,830)	-
Purchases of property, plant and equipment and construction in progress	(7,901,180)	(12,689,383)
Government subsidy	-	2,786,615
Net cash used in investing activities	(12,836,010)	(9,902,768)

Cash flows from financing activities
Proceeds from bank borrowings	20,801,840	24,337,737
Repayment of bank borrowings	(16,700,355)	(17,143,957)
Proceeds from finance leases	1,115,216	-
Principal payments on finance leases	(717,223)	-
Placement of term deposits	(20,891,913)	(1,268,009)
Net cash (used in) provided by financing activities	(16,392,435)	5,925,771

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(784,780)	346,819
Net decrease in cash and cash equivalents and restricted cash	(22,566,056)	(13,251,299)
Cash and cash equivalents and restricted cash at the beginning of period	58,822,816	60,786,002
Cash and cash equivalents and restricted cash at the end of period	$36,256,760	$47,534,703
Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$1,132,046	$461,234

Lease liabilities arising from obtaining right-of-use assets	$2,348,281	$-

Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$159,549	$155,212

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2024 and 2025

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

As of March 31, 2025, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On July 14, 2020, the Company acquired BAK Asia Investments Limited (“BAK Investments”), a company incorporated under Hong Kong laws, from Mr. Xiangqian Li, the Company’s former CEO, for a cash consideration of HK$1. BAK Asia Investments Limited is a holding company without any other business operations. BAK Investments principally engaged in investment holding.

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

On March 26, 2024, CBAK New Energy entered into an agreement with CBAK Power to acquire the same 67.33% equity interest in Hitrans. The registration of this equity transfer with the local government was also completed on the same date. As a result of this transaction, CBAK New Energy has become the controlling shareholder of Hitrans, while CBAK Power no longer holds any equity interest in Hitrans. As of March 31, 2025, CBAK New Energy’s equity interests in Hitrans was 67.33% (representing 69.12% of paid-up capital).

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

On January 9, 2025, Anhui Yuanchuang New Energy Materials Co., Ltd. (“Yuanchuang”) was established as a wholly owned subsidiary of Hitrans with a registered capital of RMB50,000,000 (approximately $6.8 million). Pursuant to its articles of association and relevant PRC regulations, Hitrans was required to contribute the capital on or before January 2, 2030. Up to the date of this report, Hitrans has contributed RMB0.5 million ($6,886.5) to Yuanchuang. Yuanchuang is designated to engage in the business of manufacturing and marketing of NCM cathode materials for application in NCM lithium-ion batteries.

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

As of August 31, 2021, the Company had not received any notices from the investors to exercise Series B warrants. As of March 31, 2025, all of the warrants were expired.

As of March 31, 2025, the Company had $33.4 million bank loans and approximately $146.2 million of other current liabilities.

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

As of the date of issuance of the Company’s condensed financial statements, the extent to which the possible health epidemics and outbreaks may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of March 31, 2025. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with batteries development, services contracts and deposits received from customers allocated to the performance obligations that are unsatisfied. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented. The table below presents the activity of the deferred batteries development and sales of batteries revenue during the three months ended March 31, 2024 and 2025, respectively:

	March 31,
	2024	2025
Balance at beginning of year	$784,000	$4,831,774
Development fees collected/ deposits received	-	2,723,692
Development and sales of batteries revenue recognized	-	(1,338,383)
Exchange realignment	-	24,130
Balance at end of period	$784,000	$6,241,213

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. The Company adopted ASU 2023-07 beginning January 1, 2024 for annual disclosure and adopted beginning January 1, 2025 for interim periods. The adoption did not have material impact on the Company’s condensed consolidated financial statement.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of the amendments and the impact on the Company’s condensed consolidated financial statement presentations and disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s condensed consolidated financial statement presentation and disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

2.	Pledged deposits

Pledged deposits as of December 31, 2024 and March 31, 2025 consisted of pledged deposits with banks for bills payable (note 14).

3.	Short-term deposits

Short-term deposits represent time deposits placed with banks with maturities longer than three months but less than one year. Interest earned is recorded as finance income in the consolidated financial statement. As of December 31, 2024 and March 31, 2025, substantially all of the Company’s short-term deposits amounting to $4,237,090 and $5,530,030, respectively, had been placed in reputable financial institutions in the PRC.

4.	Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2024 and March 31, 2025:

	December 31,	March 31,
	2024	2025
Trade receivable	$28,569,823	$28,727,788
Less: Allowance for credit losses	(2,841,728)	(2,577,221)
	25,728,095	26,150,567
Bills receivable	7,210,823	14,684,526
	$32,938,918	$40,835,093

Included in trade and bills receivables are retention receivables of $71,207 and $71,587 as of December 31, 2024 and March 31, 2025. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for the credit losses are as follows:

Balance as at January 1, 2025	$2,841,728
Current period provision, net	11,539
Written-off	(290,727)
Foreign exchange adjustment	14,681
Balance as at March 31, 2025	$2,577,221

5.	Inventories

Inventories as of December 31, 2024 and March 31, 2025 consisted of the following:

	December 31,	March 31,
	2024	2025
Raw materials	$3,538,167	$6,536,801
Work in progress	5,034,330	8,412,573
Finished goods	14,278,530	15,854,112
	$22,851,027	$30,803,486

During the three months ended March 31, 2024 and 2025 write-downs of obsolete inventories to lower of cost or net realizable value of $538,883 and $934,424, respectively, were charged to cost of revenues.

6.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2024 and March 31, 2025 consisted of the following:

	December 31,	March 31,
	2024	2025
VAT recoverable	$2,444,726	$2,898,590
Prepayments to suppliers	7,992,672	6,806,532
Deposits	83,754	83,496
Staff advances	76,096	143,986
Prepaid operating expenses	501,218	501,507
Interest receivable	92,515	202,311
Receivables from customers for non-operating agency-based service	8,845,759	7,321,568
Other receivables	258,219	254,720
	20,294,959	18,212,710
Less: Allowance for credit losses	(289,993)	(221,445)
	$20,004,966	$17,991,265

An analysis of the allowance for credit losses are as follows:

Balance as at January 1, 2025	$289,993
Current period provision, net	(69,934)
Foreign exchange adjustment	1,386
Balance as of March 31, 2025	$221,445

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2024 and March 31, 2025 consisted of the following:

	December 31, 2024	March 31, 2025
Buildings	$44,590,499	$44,850,015
Leasehold improvements	8,058,360	8,234,169
Machinery and equipment	84,267,956	82,521,157
Office equipment	2,235,605	2,085,283
Motor vehicles	803,560	755,565
	139,955,980	138,446,189
Impairment	(16,755,682)	(16,842,225)
Accumulated depreciation	(37,713,469)	(37,320,281)
Carrying amount	$85,486,829	$84,283,683

During the three months ended March 31, 2024 and 2025, the Company incurred depreciation expense of $2,542,062 and $2,068,756, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three months ended March 31, 2024 and 2025.

8.	Construction in Progress

Construction in progress as of December 31, 2024 and March 31, 2025 consisted of the following:

	December 31,	March 31,
	2024	2025
Construction in progress	$29,819,111	$34,066,477
Prepayment for acquisition of property, plant and equipment	12,707,748	17,460,966
Carrying amount	$42,526,859	$51,527,443

Construction in progress as of December 31, 2024 and March 31, 2025 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power, Nanjing CBAK and Hitrans.

For the three months ended March 31, 2024 and 2025, the Company capitalized interest of $195,278 and $91,289, respectively, to the cost of construction in progress.

9.	Long-term investments, net

Long-term investments as of December 31, 2024 and March 31, 2025, consisted of the following:

	December 31, 2024	March 31, 2025
Investments in equity method investees	$1,625,793	$1,689,706
Investments in non-marketable equity	620,701	624,019
	$2,246,494	$2,313,725

The following is the carrying value of the long-term investments:

	December 31, 2024		March 31, 2025
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Investments in equity method investees
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (b)	$1,625,793	26%	$1,689,706	26%

Investments in non-marketable equity
Hunan DJY Technology Co., Ltd	$620,701		$624,019

(a)	Investments in Guangxi Guiwu CBAK New Energy Technology Co., Ltd

Balance as of January 1, 2024	254,475
Proceeds from disposal of investment	(278,114)
Loss from investment	(18,777)
Profit from disposal	45,749
Foreign exchange adjustment	(3,333)
Balance as of December 31, 2024	$-

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

On April 19, 2024, NJ CABK entered into an equity transfer agreement with Chilwee Group Co., Ltd, an unrelated third party to the Company to disposal its equity interest in Guangxi Guiwu at consideration of RMB2 million (approximately $0.3 million). NJ CBAK recorded a gain on disposal of $45,749.

For the three months ended March 31, 2024, share of loss from the above equity investment was $18,824.

(b)	Investments in Zhejiang Shengyang Renewable Resources Technology Co., Ltd.

Balance as at January 1, 2024	$1,672,136
Profit (loss) from investment	-
Foreign exchange adjustment	(46,343)
Balance as of December 31, 2024	$1,625,793
Profit from investment	55,125
Foreign exchange adjustment	8,788
Balance as of March 31, 2025	$1,689,706

In September 27, 2023, Hitrans, entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Hitrans shall pay the Initial Acquisition price in two (2) installments as follows: (i) 50% of the price due within five business days following the execution of the Equity Transfer Contract and satisfaction of other conditions precedent set forth in the same; and (ii) the remaining 50% of the price due within five business days following Mr. Xu successful transfer to Hitrans of the 26% equity interest in Zhejiang Shengyang. Within fifteen business days after Hitrans has paid 50% of the price, or RMB14.3 million, the parties shall complete the registration of equity change with the local governmental authorities. Zhejiang Shengyang is a material suppliers of Hitrans since June 2020. On November 6, 2023, Hitrans completed the registration of 26% equity interest of Zhejiang Shengyang. The Company recorded an impairment loss of $2.4 million (RMB16.7 million) from the investment to Zhejinag Shengyang for the year ended December 31, 2023. The Company recorded share of income of nil and $55,125 from the investment in Zhejiang Shengyang for the three months ended March 31, 2024 and 2025, respectively.

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

Investments in non-marketable equity

	December 31, 2024	March 31, 2025
Cost	$1,232,978	$1,239,567
Impairment	(612,277)	(615,548)
Carrying amount	$620,701	$624,019

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

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. No impairment was recorded on the non-marketable equity securities for the three months ended March 31, 2024 and 2025.

10.	Lease

(a)	Prepaid land use rights

Prepaid land
lease payments
Balance as of January 1, 2024	$11,712,704
Amortization charge for the year	(316,811)
Foreign exchange adjustment	(319,920)
Balance as of December 31, 2024	11,075,973
Amortization charge for the period	(78,305)
Foreign exchange adjustment	59,047
Balance as of March 31, 2025	$11,056,715

In August 2014 and November 2021, the Company acquired land use rights to build a factory of the Company in Dalian and Zhejiang, PRC.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

Amortization expenses of the prepaid land use rights were $79,399 and $78,305 for the three months ended March 31, 2024 and 2025, respectively.

No impairment loss was made to the carrying amounts of the prepaid land use right for the three months ended March 31, 2024 and 2025.

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

On December 30, 2022, Hitrans entered into a lease agreement with liquid gas supplier for a five year term for supplying liquid nitrogen and oxygen to December 29, 2027. The monthly rental payment is approximately RMB7,265 ($1,058) per month. The lease was early terminated in June 2024.

On April 20, 2023, Hitrans entered into another lease agreement for extra staff quarters spaces in Zhejiang with a three year term commencing on May 1, 2023 and expiring on April 30, 2026. The monthly rental payment is RMB25,688 ($3,519) per month. On July 1, 2024, Hitrans entered into an amendment to early terminate the lease and entered into a new lease for a period of two years from July 1, 2024 to June 30, 2026. The monthly rental payment is RMB12,844 ($1,760) per month.

Nanjing CBAK entered into a lease agreement for office and factory spaces in Nanjing for a period of one year, commencing on August 1, 2023 and expiring on July 31, 2024. The monthly rental payment is approximately RMB160,743 ($22,649) per month. The lease was renewed for three years to August 31, 2027 with the same monthly rental.

Shangqiu entered into a lease agreement for staff quarters spaces in Shangqiu with a six-year term commencing on October 1, 2023 and expiring on September 30, 2029. The monthly rental payment is approximately RMB11,400 ($1,584) per month. On January 1, 2025, Shangqiu entered into an amendment to reduce the leased space and shorten the lease term to December 31, 2025. The new monthly rental is RMB7,717 ($1,003) per month.

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

The Company entered into a lease agreement for staff quarters spaces in Nanjing from March 1, 2024 to February 28, 2026. The monthly rental is RMB22,155 ($3,081) per month. On March 1, 2025, the month rental was reduced to RMB19,936 ($2,740) per month.

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

Operating lease expenses for the three months ended March 31, 2024 and 2025 for the capitation agreement was as follows:

	March 31, 2024	March 31, 2025
Operating lease cost – straight line	$311,260	$308,290

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2025:

Operating leases
Remainder of 2025	$1,256,655
2026	881,094
2027	485,967
2028	451,230
2029	448,620
Thereafter	438,784
Total undiscounted cash flows	3,962,350
Less: imputed interest	(405,118)
Present value of lease liabilities	$3,557,232

Lease term and discount rate:

	December 31, 2024	March 31, 2025
Weighted-average remaining lease term (years)
Land use rights	35.9	35.7
Operating leases	4.16	3.98

Weighted-average discount rate
Land use rights	Nil	Nil
Operating lease	4.33%	4.32%
Finance lease	2.9%	Nil

Supplemental cash flow information related to leases where the Company was the lessee for the three months ended March 31, 2024 wand 2025 was as follows:

	March 31, 2024	March 31, 2025
Operating cash outflows from operating assets	$69,957	$137,184

11.	Intangible Assets, net

Intangible assets as of December 31, 2024 and March 31, 2025 consisted of the followings:

	December 31, 2024	March 31, 2025
Computer software at cost	$169,054	$169,959
Sewage discharge permit	1,667,907	1,676,820
	1,836,961	1,846,779
Accumulated amortization	(1,453,999)	(1,578,381)
	$382,962	$268,398

Amortization expenses were $117,845 and $116,117 for the three months ended March 31, 2024 and 2025, respectively.

Total future amortization expenses for finite-lived intangible assets were estimated as follows:

Remainder of 2025	$199,149
2026	16,277
2027	10,469
2028	8,907
2029	8,512
Thereafter	25,084
Total	$268,398

No impairment loss was made to the carrying amounts of the intangible assets for the three months ended March 31, 2024 and 2025.

12.	Acquisition of subsidiaries

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

The transaction resulted in a purchase price allocation of $1,606,518 to goodwill, representing the financial, strategic and operational value of the transaction to the Company. Goodwill is attributed to the premium that the Company paid to obtain the value of the business of Hitrans and the synergies expected from the combined operations of Hitrans and the Company, the assembled workforce and their knowledge and experience in provision of raw materials used in manufacturing of lithium batteries. The total amount of the goodwill acquired is not deductible for tax purposes and was fully impaired as of December 31, 2023.

13.	Deposit paid for acquisition of long-term investments

Deposit paid for acquisition of long-term investments as of December 31, 2024 and March 31, 2025 consisted of the following:

	December 31,	March 31,
	2024	2025
Investments in non-marketable equity	$15,864,318	$15,949,095

On September 27, 2023, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in Shenzhen BAK Power Battery Co., Ltd. (“BAK SZ”) to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (the “Target Equity”). Pursuant to the terms of the Equity Transfer Agreement, Nanjing CBAK will pay the Target Equity in three (3) installments as follows: (i) RMB40 million (approximately $5.5 million) due prior to December 31, 2023; (ii) RMB90 million (approximately $12.4 million) due prior to September 30, 2024, and (iii) the remaining Target Equity balance of RMB130 million (approximately $17.8 million) due following SZ BAK’s successful transfer to Nanjing CBAK of the five percent (5%) equity interest in BAK SZ. Upon Nanjing CBAK having paid RMB130 million of the Target Equity, the parties shall work together to complete the registration of equity change with the local governmental authorities. The Company has contributed RMB115.8 million (approximately $15.9 million) as of March 31, 2025 and up to the date of this report. The Equity Transfer Agreement may be terminated in writing through negotiation by all parties and the deposit paid was refundable on demand. The equity transfer process take longer than expected. Nanjing CBAK and SZ BAK have entered into supplemental agreement on March 7, 2025 to extend the transaction period.

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

14.	Trade and Bills Payable

Trade and bills payable as of December 31, 2024 and March 31, 2025 consisted of the followings:

	December 31,	March 31,
	2024	2025
Trade payable	$26,317,312	$35,298,012
Bills payable
– Bank acceptance bills	57,297,394	56,985,326
– Letter of credit	1,109,680	1,115,610
	$84,724,386	$93,398,948

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s pledged deposits (Note 2) and term deposits (Note 3) ;

(ii)	$1.4 million and $8.4 million of the Company’s bills receivable as of December 31, 2024 and March 31, 2025, respectively (Note 4).

15.	Loans

Bank loans:

Bank borrowings as of December 31, 2024 and March 31, 2025 consisted of the followings:

	December 31,	March 31,
	2024	2025
Short-term bank borrowings	$26,087,350	$29,301,628
Long-term bank borrowings	-	4,131,890
	$26,087,350	$33,433,518

In January 2023, the Company renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. On January 22, 2025, the Company and Bank of Communications entered into a new banking facilities for another five years from January 22, 2025 to January 22, 2030 for a maximum guarantee of loan amount to RMB155.8 million (approximately $21.5 million). The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB159.9 million (approximately $21.9 million) and RMB153.7 million (approximately $21.2 million) as of December 31, 2024 and March 31, 2025, respectively, bearing interest at 3.45% per annum expiring through April 2025 to March 2026.

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

On April 9, 2024, the Company and China Zheshang Bank Co., Ltd Shangyu Branch entered into a short-term loan agreement for one year from April 9, 2024 to April 7, 2025 for a maximum loan amount to RMB5.5 million (approximately $0.8 million) bearing interest rate at 4.05% per annum. The Company borrowed RMB5.5 million (approximately $0.8 million) on the same date. The Company early repaid the loan on January 24, 2025.

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

On January 17, 2025, the Company entered into a long-term Maximum Pledge Agreement with Zhejiang Shangyu Rural Commercial Bank, for the period from January 17, 2025 to September 25, 2027, with a maximum facility amount of RMB76.56 million (approximately $10.54 million). The facility was secured by the land use right and buildings of the Company. The Company has borrowed RMB40 million (approximately $5.5 million) as of March 31, 2025, bearing interest rate at 2.85%-3.6% per annum, of which RMB10 million (approximately $1.4 million) repayable on January 16, 2026 and the remaining RMB30 million (approximately $4.1 million) repayable on September 25, 2027.

On January 20, 2025, the Company entered into an unsecured revolving loan agreement with Bank of Ningbo Co., Ltd. Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 2.8% per annum (LPR interest rate -30 bp), with a one-year loan period ending on January 20, 2026. As of March 31, 2025, the Company has borrowed RMB10 million (approximately $1.4 million) under this loan agreement.

On February 19, 2025, the Company obtained a RMB30 million facility (approximately $4.1 million) from Jiangsu Gaochun Rural Commercial Bank, with the term from February 19, 2025 to September 23, 2027. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment. NJ CBAK borrowed RMB4 million (approximately $0.6 million) on February 20, 2025 for a term until February 19, 2026, bearing interest rate at 2.98% per annum.

On February 25, 2025, the Company entered into a short-term factoring loan agreement with China Construction Bank Co., Ltd for a maximum amount of RMB10 million (approximately $1.4 million) for a period of one year from February 28, 2025 to February 27, 2026, bearing interest of 3.7% per annum. The Company borrowed RMB10 million (approximately $1.4 million) on the same date.

The Company obtained banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB390 million (approximately $53.7 million) with the term from June 28, 2023 to April 29, 2025. The Company borrowed a series of acceptance bills totaling RMB112.8 million (approximately $15.5 million) for various terms expiring through April to September 2025, which was secured by the Company’s pledged deposit of RMB74.8 million (approximately $10.3 million) (note 2), term deposit of RMB24.7 million (approximately $3.3 million) (note 3) and the Company’s bills receivables of RMB14.0 million (approximately $1.9 million) (note 4).

The Company obtained another banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB300 million (approximately $41.3 million) with the term from December 14, 2023 to April 29, 2025. The Company borrowed a series of acceptance bills totaling RMB100.0 million (approximately $13.8 million) for various terms expiring through April to September 2025, which was secured by the Company’s pledged deposit of RMB63.2 million (approximately $8.7 million) (note 2), term deposit of RMB2.2 million (approximately $0.3 million (note 3) and the Company’s bills receivables of RMB34.9 million (approximately $4.8 million) (note 4).

The Company borrowed a series of acceptance bills from Bank of Nanjing totaling RMB57.6 million (approximately $7.9 million) for various terms expiring through May to September 2025, which was secured by the Company’s pledged deposit of RMB45.0 million (approximately $6.1 million) (note 2) and term deposit of RMB13.3 million (approximately $1. million) (note 3).

The Company borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB70.2 million (approximately $9.7 million) for various terms expiring through April to September 2025, which was secured by the Company’s pledged deposit of RMB59.3 million (approximately $8.2 million) (note 2) and the Company’s bills receivables of RMB11.8 million (approximately $1.5 million) (note 4).

The Company borrowed a series of acceptance bills from Bank of Communications Co., Ltd. Shangyu Branch totaling RMB73.0 million (approximately $10.1 million) expiring through April to September 2025, which was secured by the Company’s pledged deposit of RMB73.0 million (approximately $10.1 million) (note 2).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	March 31,
	2024	2025
Pledged deposits (note 2)	$54,061,642	$43,435,383
Short-term deposits (note 3)	2,000,000	5,530,030
Bills receivables (note 4)	1,395,874	8,355,747
Right-of-use assets (note 10)	4,982,972	4,969,842
Buildings	3,818,112	3,790,807
Construction-in-progress	-	18,914,806
	$66,258,600	$84,996,615

As of March 31, 2025, the Company had no unutilized committed banking facilities.

During the three months ended March 31, 2024 and 2025, interest of $296,866 and $246,501 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2024 and March 31, 2025 consisted of the following:

		December 31,	March 31,
	Note	2024	2025
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li, the Company’s Former CEO	(b)	158,889	158,668
		258,889	258,668
Advances from unrelated third party
– Mr. Wenwu Yu	(c)	1,347	1,354
– Ms. Longqian Peng	(c)	6,980	7,018
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(d)	68,499	68,865
		76,826	77,237
		$335,715	$335,905

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(d)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of March 31, 2025, loan amount of RMB0.5 million ($68,865) remained outstanding.

During the three months ended March 31, 2024 and 2025, interest of $2,114 and $2,062 were incurred on the Company’s borrowings from unrelated parties, respectively.

16.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2024 and March 31, 2025 consisted of the following:

	December 31,	March 31,
	2024	2025
Construction costs payable	$11,570,384	$9,018,797
Equipment purchase payable	10,871,081	10,015,861
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	6,253,168	5,892,613
Customer deposits	6,856,137	7,766,116
Deferred revenue	4,831,774	6,241,213
Accrued expenses	2,059,252	2,072,634
Interest payables	69,927	74,095
Other tax payables	1,175,339	831,208
Dividend payable to non-controlling interest to Hitrans	1,221,915	1,228,445
Payables to suppliers for non-operating agency-based service	11,981,065	5,833,023
Other payable	185,474	121,249
	$58,285,635	$50,305,373

*	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2024 and March 31, 2025, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2024 and March 31, 2025, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

17.	Balances and Transactions with Related Parties

The principal related parties with which the Company had transactions during the years presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Zhengzhou BAK Battery Co., Ltd	Note a
Shenzhen BAK Battery Co., Ltd (“SZ BAK”)	Former subsidiary and refer to Note b
Shenzhen BAK Power Battery Co., Ltd (“BAK SZ”)	Former subsidiary and refer to Note b
Zhejiang Shengyang Renewable Resources Technology Co., Ltd.	Note c
Fuzhou BAK Battery Co., Ltd	Note d
Zhengzhou BAK Electronics Co., Ltd	Note e
Zhengzhou BAK New Energy Vehicle Co., Ltd	Note f

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd. Zhengzhou BAK Battery Co., Ltd is a wholly owned subsidiary of BAK SZ.

(b)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Shenzhen BAK Battery Co., Ltd and Shenzhen BAK Power Battery Co., Ltd. On September 27, 2023, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in Shenzhen BAK Power Battery Co., Ltd. (“BAK SZ”) to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (note 14).

(c)	On September 27, 2023, Hitrans entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Neither Mr. Xu, nor Zhejiang Shengyang is related to the Company.

(d)	Zhengzhou BAK Battery Co., Ltd has 51% equity interest in Fuzhou BAK Battery Co., Ltd. Zhengzhou BAK Battery Co., Ltd is a wholly owned subsidiary of BAK SZ.

(e)	Mr. Xiangqian Li, the Company’s former CEO, is a director of BAK SZ, which has 95% equity interests in Zhengzhou BAK Electronics Co., Ltd.

(f)	Shenzhen BAK Battery Co., Ltd was the former shareholder of Zhengzhou BAK New Energy Vehicle Co., Ltd to April 10, 2023.

Related party transactions

The Company entered into the following significant related party transactions:

	For the three months ended March 31, 2024	For the three months ended March 31, 2025
Purchase of batteries from Zhengzhou BAK Battery Co., Ltd	$2,572,553	$4,132
Purchase of batteries from Fuzhou BAK Battery Co., Ltd	-	3,369
Purchase of materials from Zhejiang Shengyang	1,546,870	2,055,636
Sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd	4,985,896	1,150,068
Sales of cathode raw materials to BAK SZ	-	4,620
Sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd	97,002	176,512
Sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd in relation to non-operating agency-based service	-	2,168,931
Sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd in relation to non-operating agency-based service	-	125,680
Sales of cathode raw materials to BAK SZ in relation to non-operating agency-based service	-	4,748
Sales of batteries to Fuzhou BAK Battery Co., Ltd	76,279	-

Related party balances

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2024 and March 31, 2025:

Receivables from former subsidiary

	December 31, 2024	March 31, 2025
Receivables from BAK SZ	$12,399	$9,011

Balance as of December 31, 2024 and March 31, 2025 represented trade receivable for sales of cathode raw materials to BAK SZ.

Other balances due from/ (to) related parties

	December 31, 2024	March 31, 2025
Trade receivable, net – Zhengzhou BAK Battery Co., Ltd (i)	$5,970,184	$1,683,730
Trade receivable, net – Zhengzhou BAK Electronics Co., Ltd. (ii)	$135,012	$206,850
Trade receivable, net – Zhengzhou BAK New Energy Vehicle Co. Ltd	$-	19,807
Bills receivable – Issued by Zhengzhou BAK Battery Co., Ltd (iii)	$459,905	$126,128
Prepayment to supplier – Zhengzhou BAK Battery Co., Ltd (iv)	$3,738,228	$3,753,527
Prepayment to supplier – Zhengzhou BAK New Energy Vehicle Co., Ltd (v)	$205,496	$-
Receivable from non-operating agency-based service – Zhengzhou BAK Battery Co., Ltd (vi)	$-	$2,069,888
Receivable from non-operating agency-based service – Zhengzhou BAK Electronics Co., Ltd (vi)	$-	$127,505
Trade payable, net – Zhengzhou BAK Battery Co., Ltd (vii)	$66,084	$66,409
Trade payable, net – Zhejiang Shengyang (viii)	$1,486,765	$1,627,196
Payable for non-operating agency-based service – Zhejiang Shengyang (ix)	$1,338,794	$391,235
Deposit paid for acquisition of long-term investments – BAK SZ (note 13)	$15,864,318	$15,949,095
Dividend payable to non-controlling interest of Hitrans (note 16)	$1,221,915	$1,228,445

(i)	Representing trade receivable from sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $1.6 million to the Company.

(ii)	Representing trade receivables from sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd. Up to the date of this report, Zhengzhou BAK Electronics Co., Ltd repaid $63,053 to the Company.

(iii)	Representing bills receivable issued by Zhengzhou BAK Battery Co., Ltd.as of December 31, 2024 and March 31, 2025 were pledged to bank as security for issuance of bills payable (note 14).

(iv)	Representing the prepayments to Zhengzhou BAK Battery Co., Ltd for purchase of batteries. The balance was not utilized up to the date of this report.

(v)	Representing the prepayments for purchase of raw materials for manufacturing. The contract was cancelled on December 10, 2024 and the prepayment was refunded to the Company in March 2025.

(vi)	Representing receivables from for non-operating agency-based services. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd and Zhengzhou BAK Electronic Co., Ltd repaid $1.2 million and $43,385 respectively to the Company.

(vii)	Representing trade payables on purchase of batteries. Up to the date of this report, the Company settled nil to Zhengzhou BAK Battery Co., Ltd.

(viii)	Representing trade payables on purchase of materials for manufacturing from Zhejiang Shengyang. Up to the date of this report, the Company settled $0.8 million to Zhejiang Shengyang.

(ix)	Representing payables on purchase of materials from Zhejiang Shengyang in relation to non-operating agency-based service. Up to the date of this report, the Company settled nil to Zhejiang Shengyang.

Payables to a former subsidiary

Payables to a former subsidiary as of December 31, 2024 and March 31, 2025 consisted of the following:

	December 31,	March 31,
	2024	2025
Payables to Shenzhen BAK Power Battery Co., Ltd	$(419,849)	$(418,211)

Balance as of December 31, 2024 and March 31, 2025 consisted of payables for purchase of inventories from Shenzhen BAK Power Battery Co., Ltd.

18.	Deferred Government Grants

Deferred government grants as of December 31, 2024 and March 31, 2025 consist of the following:

	December 31,	March 31,
	2024	2025
Total government grants	$8,136,469	$10,831,796
Less: Current portion	(556,214)	(559,186)
Non-current portion	$7,580,255	$10,272,610

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

On December 12, 2024, Hitrans received RMB11.42 million ($1.6 million) from Development and Reform Bureau of Shangyu District, Shaoxing for the purpose to facilitate the development of new production line. Hitrans received additional RMB20.3 million ($2.8 million) on March 26, 2025 from Development and Reform Bureau of Shangyu District, Shaoxing for the same nature. The Company will recognize the subsidies as income or offsets them against the related expenditures when there are no present or future obligations for the subsidized projects.

Government grants were recognized in the consolidated statements of operations as follows:

	Three months ended March 31,
	2024	2025
Cost of revenues	$108,710	$126,183
Research and development expenses	9,430	9,300
General and administrative expenses	4,118	4,062
Other income (expenses), net	213,843	143,963
	$336,101	$283,508

19.	Product Warranty Provisions

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2024	March 31, 2025
Balance at beginning of year/ period	$546,444	$444,114
Warranty costs incurred	(245,328)	(18,652)
Provision for the year/ period	156,832	12,742
Foreign exchange adjustment	(13,834)	2,361
Balance at end of year/ period	444,114	440,565
Less: Current portion	(23,426)	(23,000)
Non-current portion	$420,688	$417,565

20.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes expenses consisted of:

	Three months ended March 31,
	2024		2025
PRC income tax	$		$
Current income tax expenses, net		1,048,786		-
Deferred income tax expenses		-		-
		$1,048,786		$-

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

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2024 and March 31, 2025, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

No provision for income taxes in the United States has been made as CBAK had no taxable income for the three months ended March 31, 2024 and 2025.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three months ended March 31, 2024 and 2025 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax

The CIT Law in China applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High-New Technology Enterprises. CBAK Power was regarded as a “High-new technology enterprise” pursuant to a certificate jointly issued by the relevant Dalian Government authorities. Under the preferential tax treatment, CBAK Power was entitled to enjoy a tax rate of 15% for the years from 2024 to 2026 provided that the qualifying conditions as a High-new technology enterprise were met. Hitrans was regarded as a “High-new technology enterprise” pursuant to a certificate jointly issued by the relevant Zhejiang Government authorities. Under the preferential tax treatment, Hitrans was entitled to enjoy a tax rate of 15% for the years from 2024 to 2026 provided that the qualifying conditions as a High-new technology enterprise were met. Nanjing CBAK was regarded as a “High-new technology enterprise” pursuant to a certificate jointly issued by the relevant Nanjing Government authorities. Under the preferential tax treatment, Nanjing CBAK was entitled to enjoy a tax rate of 15% for the years from 2023 to 2025 provided that the qualifying conditions as a High-new technology enterprise were met.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For the three months ended March 31,
	2024	2025
Income (loss) before income taxes	$10,621,260	$(2,050,982)
United States federal corporate income tax rate	21%	21%
Income tax expenses (credit) computed at United States statutory corporate income tax rate	2,230,465	(430,706)
Reconciling items:
Rate differential for PRC earnings	474,162	(55,525)
Tax effect of entity at preferential tax rate	(1,591,440)	35,016
Non-deductible expenses	234,402	133,519
Share based payments	24,482	5,684
Utilization of tax loss	-	(593,482)
Valuation allowance on deferred tax assets	(323,285)	905,494
Income tax expenses	$1,048,786	$-

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2024 and March 31, 2025 are presented below:

	December 31, 2024	March 31, 2025
Deferred tax assets
Trade receivable	$723,916	599,685
Inventories	591,678	554,632
Property, plant and equipment	1,992,540	1,950,005
Non-marketable equity securities	91,842	92,332
Equity method investment	343,850	337,404
Intangible assets	133,684	139,604
Accrued expenses, payroll and others	614,417	587,464
Provision for product warranty	66,617	66,085
Net operating loss carried forward	38,116,873	37,697,925
Valuation allowance	(42,522,990)	(41,883,250)
Deferred tax assets, non-current	$152,427	141,886

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$152,427	$141,886

As of December 31, 2024, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of March 31, 2025, the Company’s PRC subsidiaries had net operating loss carry forwards of $58,274,371, which will expire in various years through 2025 to 2034. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 and $3,042,602 representing the PRC statutory reserve of the subsidiary as of December 31, 2024 and March 31, 2025, respectively, are also considered under restriction for distribution.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $1,798,803 (RMB12,903,713) and $787,754 (RMB5,729,888) for the three months ended March 31, 2024 and 2025, respectively.

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

As of March 31, 2025, there was no unrecognized stock-based compensation associated with the above restricted shares. As of March 31, 2025, 1,667 vested shares were to be issued.

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

As of March 31, 2025, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

The fair value of the stock options granted to directors of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk free interest rate of 1.26%, and dividend yield of 0%. The fair value of 350,000 stock options to directors of the Company was $479,599 at the grant date. For the three months ended March 31, 2024 and 2025, the Company recorded nil as stock compensation expenses.

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. For the three months ended March 31, 2024 and 2025, the Company recorded nil as stock compensation expenses.

As of March 31, 2025, there was unrecognized stock-based compensation $662,116 associated with the above options granted.

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

The fair value of the stock options granted to directors and certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimate life of 5.83 years, volatility of 106.59%, risk free interest rate of 3.51% and dividend yield of 0%. The fair value of options of the Company was $838,190 at the grant date. The Company recorded $102,932 and $20,249 as share-based compensation expenses in respect of the stock options granted on April 11, 2023 for the three months ended March 31, 2024 and 2025, respectively.

All the restricted share units granted on April 11, 2023 had been vested on December 31, 2023. As of March 31, 2025, there was unrecognized stock-based compensation of $21,572 associated with the above option granted.

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

The Company recorded non-cash share-based compensation expense of $6,757 and nil for the three months ended March 31, 2024 and 2025, respectively, in respect of the restricted share units granted on August 22, 2023.

The fair value of the stock options granted to directors and certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimate life of 5.83 years, volatility of 106.34%, risk free interest rate of 4.47% and dividend yield of 0%. The fair value of options of the Company was $56,521 at the grant date. During the three months ended March 31, 2024 and 2025, the Company recorded $6,893 and $6,817, respectively, as share-based compensation expenses in respect of the stock options granted on August 22, 2023.

As of March 31, 2025, there was unrecognized stock-based compensation of $13,336 associated with the above option granted.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2025	1,455,170	$1.31	$-	3.4
Exercisable at January 1, 2025	1,434,958	$1.35	$-	3.4

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(60,000)	0.98	-	-
Outstanding at March 31, 2025	1,395,170	$1.32	$-	3.2
Exercisable at March 31, 2025	1,434,958	$1.35	$-	3.1

*	The intrinsic value of the stock options at March 31, 2025 is the amount by which the market value of the Company’s common stock of $0.8 as of March 31, 2025 do not exceeds the average exercise price of the option.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three months ended March 31, 2024 and 2025.

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

The following is the calculation of income (loss) per share:

	For the three months ended March 31,
	2024	2025
Net income (loss)	$9,572,474	$(2,050,982)
Less: Net loss attributable to non-controlling interests	263,976	471,748
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	9,836,450	(1,579,234)

Weighted average shares outstanding -basic (note)	89,925,024	89,938,690
Dilutive unvested shares unit	198,941	-
Weighted average shares outstanding–- diluted	90,123,965	89,938,690

Income (loss) per share
- Basic	$0.11	$(0.02)
- Diluted	$0.11	$(0.02)

Note:	Including 2,214,000 unvested share options

For the three months ended March 31, 2024, all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

For the three months ended March 31, 2025, all the unvested options were anti-dilutive and excluded from shares used in the diluted computation.

26.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2024 and March 31, 2025, the Company had the following contracted capital commitments:

	December 31, 2024	March 31, 2025
For construction of buildings	$1,677,191	$5,924,250
For purchases of equipment	53,300,030	69,928,476
Capital injection	254,204,390	261,442,303
	$309,181,611	$337,295,029

(ii)	Litigation

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

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1.5 million (RMB10,257,030), including equipment cost of $1.3 million (RMB9,072,000) and interest amount of $0.2 million (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB 15,120,000 ($2.2 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of March 31, 2025, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.2 million (RMB15,120,000) under capital commitments.

27.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2024 and 2025 as follows:

	Three months ended March 31,
Sales of finished goods and raw materials	2024		2025
Customer A	$30,141,709	51.2%	$	*	*
Customer B	*	*		10,731,179	30.7%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2024 and March 31, 2025 as follows:

	December 31, 2024		March 31, 2025
Customer B	$10,676,044	41.5%	$9,814,866	37.5%
Customer C	*	*	3,799,674	14.5%
Zhengzhou BAK Battery Co., Ltd (note 17)	5,970,184	23.2%	*	*

*	Comprised less than 10% of net accounts receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended March 31, 2024 and 2025 as follows:

	Three months ended March 31,
	2024		2025
Supplier A	$3,242,455	10.1%	$	*	*
Supplier B	*	*		3,619,451	11.2%

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2024 and March 31, 2025 as follows:

	December 31, 2024		March 31, 2025
Supplier B	$3,263,562	12.4%	$	*	*

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2024 and March 31, 2025 substantially all of the Company’s cash and cash equivalents were held by major financial institutions and online payment platforms located in the PRC, which management believes are of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

The Company determined that for the three months ended March 31, 2024 and 2025, it operated in two operating segments namely CBAK and Hitrans. CBAK’s segment mainly includes the manufacture, commercialization and distribution of a wide variety of standard and customized lithium-ion rechargeable batteries for use in a wide array of applications. Hitrans’ segment mainly includes the development and manufacturing of NCM precursor and cathode materials.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income (loss), finance income (expense), other income and net income. Net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income (expenses) and net income (loss) by segment for the three months ended March 31, 2024 and 2025 were as follows:

For the three months ended March 31, 2024	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$44,837,869	$13,984,563	$-	$58,822,432
Cost of revenues	(26,379,347)	(13,662,038)	-	(40,041,385)
Gross profit	18,458,522	322,525	-	18,781,047
Total operating expenses	(5,979,471)	(1,422,456)	(1,116,137)	(8,518,064)
Operating income (loss)	12,479,051	(1,099,931)	(1,116,137)	10,262,983
Finance income (expenses), net	11,721	(1,997)	(61)	9,663
Other income, net	240,443	108,171	-	348,614
Income tax expenses	(1,048,786)	-	-	(1,048,786)
Net income (loss)	11,682,429	(993,757)	(1,116,198)	9,572,474

For the three months ended March 31, 2025	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$20,363,338	$14,575,563	$-	$34,938,901
Cost of revenues	(15,643,236)	(14,493,931)	-	(30,137,167)
Gross profit	4,720,102	81,632	-	4,801,734
Total operating expenses	(4,829,636)	(2,200,311)	(635,806)	(7, 665,753)
Operating loss	(109,534)	(2,118,679)	(635,806)	(2,864,019)
Finance income (expenses), net	223,119	(178,000)	1	45,120
Other income, net	223,276	544,641	-	767,917
Income tax expenses	-	-	-	-
Net income (loss)	336,861	(1,752,038)	(635,805)	(2,050,982)

As of March 31, 2025
Identifiable long-lived assets	103,679,699	46,363,192	-	150,042,891
Total assets	208,847,927	102,574,484	42,230	311,464,641

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

	For the three months ended March 31,
	2024	2025
High power lithium batteries used in:
Electric vehicles	$480,181	$537,507
Light electric vehicles	1,510,292	2,844,874
Residential energy supply & uninterruptable supplies	42,847,396	16,980,957
	44,837,869	20,363,338

Materials used in manufacturing of lithium batteries
Cathode	9,186,193	11,261,199
Precursor	4,798,370	3,314,364
	13,984,563	14,575,563
Total revenue	$58,822,432	$34,938,901

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	For the three months ended March 31,
	2024	2025
Mainland China	$23,690,763	$32,117,416
Europe	32,893,914	75,246
Others	2,237,755	2,746,239
Total	$58,822,432	$34,938,901

Substantially all of the Company’s long-lived assets are located in the PRC.

29.	Subsequent events

The Company has evaluated subsequent events from March 31, 2025 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Special Note Regarding Forward Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Overview

We are a manufacturer of new energy high power lithium and sodium batteries that are mainly used in light electric vehicles, electric vehicles, energy storage such as residential energy supply & uninterruptible power supply (UPS) application, and other high-power applications. Our primary product offerings consist of new energy high power lithium and sodium batteries. In addition, after completing the acquisition of 81.56% of registered equity interests (such ownership percentage reduced to 67.33% of registered equity interests (representing 72.99% of paid-up capital as of March 31, 2025)) of Hitrans in November 2021, we entered the business of developing and manufacturing NCM precursor and cathode materials. Hitrans is a leading developer and manufacturer of ternary precursor and cathode materials in China, whose products have a wide range of applications on batteries that would be applied to electric vehicles, electric tools, high-end digital products and storage, among others.

As of March 31, 2025, we report financial and operational information in two segments: (i) production of high-power lithium and sodium battery cells, and (ii) manufacture and sale of materials used in high-power lithium battery cells.

We currently conduct our business primarily through (i) CBAK Power; (ii) Nanjing CBAK; (iii) CBAK Shangqiu; (iv) Nanjing BFD; and (v) Hitrans.

Financial Performance Highlights for the Quarter Ended March 31, 2025

The following are some financial highlights for the quarter ended March 31, 2025:

●	Net revenues: Net revenues decreased by $23.8 million, or 40.6%, to $34.9 million for the three months ended March 31, 2025, from $58.8 million for the same period in 2024.

●	Gross profit: Gross profit was $4.8 million, representing a decrease of $14.0 million, or 74.4% for the three months ended March 31, 2025, from gross profit of $18.8 million for the same period in 2024.

●	Operating income (loss): Operating loss was $2.9 million for the three months ended March 31, 2025, reflecting an increase of $13.1 million from an operating income of $10.3 million for the same period in 2024.

●	Net income (loss): Net loss was $2.1 million for the three months ended March 31, 2025, compared to a net income of $9.6 million for the same period in 2024.

●	Fully diluted income (loss) per share: Fully diluted loss per share was $0.02 for the three months ended March 31, 2025, as compared to fully diluted income per share of $0.11 for the same period in 2024.

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

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%, except that Hitrans and CBAK Power were each recognized as a “High and New Technology Enterprise” and enjoyed a preferential tax rate of 15% from 2024 to 2026. CBAK Nanjing obtained “High and New Technology Enterprise” certificate in late 2023 and has enjoyed a preferential tax rate of 15% for three years starting from 2023. Our Hong Kong subsidiaries are subject to profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, the entities had not paid any such tax.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2025

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Change
	2024	2025	$	%
Net revenues	$58,822	$34,939	-23,883	-41%
Cost of revenues	(40,041)	(30,137)	9,904	-24%
Gross profit	18,781	4,802	-13,979	-74%

Operating expenses:
Research and development expenses	(2,816)	(3,024)	-208	7%
Sales and marketing expenses	(1,724)	(896)	828	-48%
General and administrative expenses	(4,092)	(3,804)	289	-7%
Allowance of credit losses, net	114	58	-56	-49%
Total operating expenses	(8,518)	(7,666)	853	-10%
Operating income (loss)	10,263	(2,864)	-13,126	-128%
Finance income, net	10	45	35	350%
Other income, net	367	713	346	94%
Share of (loss) income of equity investee	(19)	55	74	-389
Income (loss) before income tax	10,621	(2,051)	-12,671	-119%
Income tax expenses	(1,049)	-	1,049	-100%
Net income (loss)	9,572	(2,051)	-11,622	-121%
Less: Net loss attributable to non-controlling interests	264	472	208	79%
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	$9,836	$(1,579)	-11,414	-116%

Net revenues. Net revenues decreased by $23.9 million, or 41%, to $34.9 million for the three months ended March 31, 2025, from $58.8 million for the same period in 2024.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended March 31,		Change
	2024	2025	$	%
High power lithium batteries used in:
Electric vehicles	$480	538	58	12%
Light electric vehicles	1,510	2,845	1,335	88%
Residential energy supply & uninterruptable supplies	42,848	16,981	-25,867	-60%
	44,838	20,364	-24,474	-55%

Materials used in manufacturing of lithium batteries
Cathode	9,186	11,261	2,075	23%
Precursor	4,798	3,314	-1,484	-31%
	13,984	14,575	591	4%
Total	$58,822	$34,939	-23,883	-41%

Net revenues from sales of batteries for electric vehicles were approximately $0.5 million for each of the three months ended March 31, 2025 and 2024.

Net revenues from sales of batteries for light electric vehicles were $2.8 million for the three months ended March 31, 2025, as compared to $1.5 million in the same period of 2024, an increase of $1.3 million, or 88%. We strive to continue to penetrate the market for batteries used in light electric vehicles, especially the international market such as India and Vietnam. We believe that our sales campaign in the international market will contribute to a rebound in our sales volume in this sector.

Net revenues from sales of batteries for residential energy supply & uninterruptable power supplies were $17.0 million in the three months ended March 31, 2025, as compared with $42.8 million in the same period in 2024, representing a decrease of $25.8 million, or 60%. The substantial decline primarily stems from our Dalian facilities, where a major portion of customers are in the residential energy supply sector. These facilities are currently undergoing a product portfolio upgrade, transitioning from Model 26650 to Model 40135 for our customers.

Net revenues from sales of materials used in manufacturing of lithium batteries were $14.6 million for the three months ended March 31, 2025, as compared to $14.0 million for the same period of 2024, representing a small increase of $0.5 million, or 4%.

Cost of revenues. Cost of revenues decreased to $30.1 million for the three months ended March 31, 2025, as compared to $40.0 million for the same period in 2024, a decrease of $9.9 million, or 25%. The cost of revenues decreased in line with revenues. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the three months ended March 31, 2025 was $4.8 million, or 13.7% of net revenues as compared to gross profit of $18.8 million, or 31.9% of net revenues, for the same period in 2024. The significant decline in gross profits aligns with the substantial drop in sales of batteries for residential energy supply and uninterruptible power supplies, which have been our primary sources of net revenue. We expect gross profit margins to gradually recover upon the upgrade from Model 26650 to Model 40135.

Research and development expenses. Research and development expenses increased to approximately $3.0 million for the three months ended March 31, 2025, as compared to approximately $2.8 million for the same period in 2024, an increase of $0.3 million, or 9%. The increase was driven by higher salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK and CBAK Power’s development of series 46 batteries. This was partially offset by a decrease of approximately $0.1 million in outsourced consultancy services, which were replaced by our in-house research and development team. We incurred $2.2 million in salaries and social insurance cost (including share-based compensation) for the three months ended March 31, 2025 compared to $1.8 million for the three months ended March 31, 2024.

Sales and marketing expenses. Sales and marketing expenses decreased to approximately $0.9 million for the three months ended March 31, 2025, as compared to approximately $1.7 million for the same period in 2024, a decrease of approximately $0.8 million, or 48%. The marketing expenses decreased corresponding to the decrease of revenue and remains at 3% for each of the three months ended March 31, 2024 and 2024, as a percentage of revenues.

General and administrative expenses. General and administrative expenses decreased to $3.8 million, or 11% of revenues, for the three months ended March 31, 2025, as compared to $4.1 million, or 7% of revenues, for the same period in 2024, representing a decrease of $0.3 million, or 7%. The decrease resulted from a $0.2 million reduction in consultant service expenses.

Allowance on expected credit losses, net. The expected credit losses expenses reversed by $58,395 for the three months ended March 31, 2025, as compared to a reversal of $114,013 for the same period in 20243. We determine the allowance based on the current expected credit loss model. The allowance for credit losses is adjusted each period for changes in expected lifetime credit losses.

Operating (loss) income. As a result of the above, our operating loss totaled $2.9 million for the three months ended March 31, 2025, as compared to an operating income of $10.3 million for the same period in 2024, representing a decrease in income of $13.1 million, or 128%.

Finance income (expenses), net. Finance expenses, net was $39,093 for the three months ended March 31, 2025, as compared to finance income of $9,663 for the same period in 2024.

Other income, net. Other income was $0.7 million for the three months ended March 31, 2025, as compared to $0.4 million for the same period in 2024. For the three months ended March 31, 2025, we generated $0.5 million from agency-based services provided and received $0.1 million government assistance. For the three months ended March 31, 2024, we received government assistance of $0.2 million and generated $0.1 million from trading of materials.

Income tax. Income tax expenses were nil and $1.1 million for the three months ended March 31, 2025 and 2024, respectively. The income tax expenses for the three months ended March 31, 2024 were incurred by our batteries segment.

Net income (loss). As a result of the foregoing, we had a net loss of $2.1 million for the three months ended March 31, 2025, compared to net income of $9.6 million for the same period in 2024.

Liquidity and Capital Resources

We had financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock and other equity-linked securities.

We incurred a net loss of $2.1 million for the three months ended March 31, 2025. As of March 31, 2025, we had cash and cash equivalents of $47.5 million. Our total current assets were $143.2 million and our total current liabilities were $175.5 million as of March 31, 2025, resulting in a net working capital deficit of $32.3 million.

As of March 31, 2025, we had an accumulated deficit of $126.1 million. We had an accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of March 31, 2025. These factors raise substantial doubts about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2024 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern.

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

Lending from Financial Institutions

In January 2023, we renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. On January 22, 2025, we and Bank of Communications entered into a new banking facilities for another five years from January 22, 2025 to January 22, 2030 for a maximum guarantee of loan amount to RMB155.8 million (approximately $21.5 million). The facility was secured by our land use rights and buildings. Under the facility, we has borrowed RMB159.9 million (approximately $21.9 million) and RMB153.7 million (approximately $21.2 million) as of December 31, 2024 and March 31, 2025, respectively, bearing interest at 3.45% per annum expiring through April 2025 to March 2026.

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

On March 29, 2023, we and Bank of China Limited entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. We borrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by our buildings in Dalian. We repaid RMB 5 million (approximately $0.7 million) on March 27, 2024. On March 28, 2024, we borrowed another one-year loan of RMB5 million (approximately $0.7 million) bearing interest rate at 3.45% per annum. We early repaid the loan on August 21, 2024.

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

On April 9, 2024, we and China Zheshang Bank Co., Ltd Shangyu Branch entered into a short-term loan agreement for one year from April 9, 2024 to April 7, 2025 for a maximum loan amount to RMB5.5 million (approximately $0.8 million) bearing interest rate at 4.05% per annum. We borrowed RMB5.5 million (approximately $0.8 million) on the same date. We early repaid the loan on January 24, 2025.

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

On January 17, 2025, we entered into a long-term Maximum Pledge Agreement with Zhejiang Shangyu Rural Commercial Bank, for the period from January 17, 2025 to September 25, 2027, with a maximum facility amount of RMB76.56 million (approximately $10.54 million). The facility was secured by our land use right and buildings. We have borrowed RMB40 million (approximately $5.5 million) as of March 31, 2025, bearing interest rate at 2.85%-3.6% per annum, of which RMB10 million (approximately $1.4 million) repayable on January 16, 2026 and the remaining RMB30 million (approximately $4.1 million) repayable on September 25, 2027.

On January 20, 2025, we entered into an unsecured revolving loan agreement with Bank of Ningbo Co., Ltd. Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 2.8% per annum (LPR interest rate -30 bp), with a one-year loan period ending on January 20, 2026. As of March 31, 2025, we have borrowed RMB10 million (approximately $1.4 million) under this loan agreement.

On February 19, 2025, we obtained a RMB30 million facility (approximately $4.1 million) from Jiangsu Gaochun Rural Commercial Bank, with the term from February 19, 2025 to September 23, 2027. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment. NJ CBAK borrowed RMB4 million (approximately $0.6 million) on February 20, 2025 for a term until February 19, 2026, bearing interest rate at 2.98% per annum.

On February 25, 2025, we entered into a short-term factoring loan agreement with China Construction Bank Co., Ltd for a maximum amount of RMB10 million (approximately $1.4 million) for a period of one year from February 28, 2025 to February 27, 2026, bearing interest of 3.7% per annum. We borrowed RMB10 million (approximately $1.4 million) on the same date.

We obtained banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB390 million (approximately $53.7 million) with the term from June 28, 2023 to April 29, 2025. We borrowed a series of acceptance bills totaling RMB112.8 million (approximately $15.5 million) for various terms expiring through April to September 2025, which was secured by our pledged deposit of RMB74.8 million (approximately $10.3 million, term deposit of RMB24.7 million (approximately $3.3 million) and our bills receivables of RMB14.0 million (approximately $1.9 million).

We obtained another banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB300 million (approximately $41.3 million) with the term from December 14, 2023 to April 29, 2025. We borrowed a series of acceptance bills totaling RMB100.0 million (approximately $13.8 million) for various terms expiring through April to September 2025, which was secured by our pledged deposit of RMB63.2 million (approximately $8.7 million), term deposit of RMB2.2 million (approximately $0.3 million) and our bills receivables of RMB34.9 million (approximately $4.8 million).

We borrowed a series of acceptance bills from Bank of Nanjing totaling RMB57.6 million (approximately $7.9 million) for various terms expiring through May to September 2025, which was secured by our pledged deposit of RMB45.0 million (approximately $6.1 million) and term deposit of RMB13.3 million (approximately $1. million).

We borrowed a series of acceptance bills from China Zheshang Bank Co. Ltd Shangyu Branch totaling RMB70.2 million (approximately $9.7 million) for various terms expiring through April to September 2025, which was secured by our pledged deposit of RMB59.3 million (approximately $8.2 million) and our bills receivables of RMB11.8 million (approximately $1.5 million).

We borrowed a series of acceptance bills from Bank of Communications Co., Ltd. Shangyu Branch totaling RMB73.0 million (approximately $10.1 million) expiring through April to September 2025, which was secured by our pledged deposit of RMB73.0 million (approximately $10.1 million).

Equity and Debt Financings from Investors

We have also obtained funds through private placements, registered direct offerings and other equity and note financings.

On December 8, 2020, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued in a registered direct offering, an aggregate of 9,489,800 shares of common stock of the Company at a per share purchase price of $5.18, and warrants to purchase an aggregate of 3,795,920 shares of common stock of the Company at an exercise price of $6.46 per share, for gross proceeds of approximately $49.16 million, before deducting fees to the placement agent and other offering expenses payable by the Company.

On February 8, 2021, we entered into another securities purchase agreement with the same investors, pursuant to which we issued in a registered direct offering, an aggregate of 8,939,976 shares of common stock of the Company at a per share purchase price of $7.83. In addition, we issued to the investors (i) in a concurrent private placement, the Series A-1 warrants to purchase a total of 4,469,988 shares of common stock, at a per share exercise price of $7.67; (ii) in the registered direct offering, the Series B warrants to purchase a total of 4,469,988 shares of common stock, at a per share exercise price of $7.83; and (iii) in the registered direct offering, the Series A-2 warrants to purchase up to 2,234,992 shares of common stock, at a per share exercise price of $7.67. We received gross proceeds of approximately $70 million from the registered direct offering and the concurrent private placement, before deducting fees to the placement agent and other offering expenses payable by the Company.

As of December 31, 2024, all the warrants described above had expired without being exercised.

Summary of Cash Flows

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2024	2025
Net cash provided by (used in) operating activities	$7,447	$(9,621)
Net cash used in investing activities	(12,836)	(9,903)
Net cash (used in) provided by financing activities	(16,392)	5,926
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(785)	347
Net decrease in cash and cash equivalents and restricted cash	(22,566)	(13,251)
Cash and cash equivalents and restricted cash at the beginning of period	58,823	60,786
Cash and cash equivalents and restricted cash at the end of period	$36,257	$47,535

Operating Activities

Net cash used in operating activities was $9.7 million in the three months ended March 31, 2025. The net cash used in operating activities for the three months ended March 31, 2025 was mainly attributable to our increase of inventories of $8.7 million, an increase of trade and bills receivable of $7.4 million offset by a decrease of prepayments and other receivables and an increase in trade and bills payable of $8.2 million.

Net cash provided by operating activities was $7.4 million in the three months ended March 31, 2024 was mainly attributable to our net income of $12.4 million (excluding non-cash depreciation and amortization, write-down of inventories, share-based compensation and impairment loss of equity investee), increase of inventories of $4.1 million offset by an increase of trade and bills receivable of $8.2 million, an increase in trade and bills payable of $2.0 million.

Investing Activities

Net cash used in investing activities was $9.9 million for the three months ended March 31, 2025. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress $12.7 million offset by $2.8 million government subsidy received.

Net cash used in investing activities was $12.8 million for the three months ended March 31, 2024. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress $7.9 million and $4.9 million on deposit paid for acquisition of long-term investments.

Financing Activities

Net cash provided by financing activities was $5.9 million in the three months ended March 31, 2025. The net cash used in financing activities for the three months ended March 31, 2025 was mainly attributable to $24.3 million proceeds from bank borrowings offset by repayment of bank borrowings of $17.1 million and $1.3 million net movement of short-term time deposits.

Net cash used in financing activities was $16.4 million in the three months ended March 31, 2024. This was mainly attributable to $20.8 million advances from bank borrowings, $1.1 million from finance lease, offset by repayment of bank borrowings of $16.7 million, repayment of $0.7 million of principal payments on finance leases and $20.9 million placement of short-term time deposits.

As of March 31, 2025, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Shaoxing Branch of Bank of Communications Co., Ltd	$21,454	$21,176
Jiangsu Gaochun Rural Commercial Bank	4,132	551
Zhejiang Shangyu Rural Commercial Bank	10,545	5,509
	36,131	27,236

Short-term credit facilities:
Zhejiang Shangyu Rural Commercial Bank	2,066	2,066
China Everbright Bank Co., Ltd. Shaoxing Branch	1,377	1,377
China Construction Bank Co., LTD. Shaoxing Branch	1,377	1,377
Ningbo Bank Co., Ltd Nanjing Gaochun Branch	1,377	1,377
	6,197	6,197
Other lines of credit:
Bank of Ningbo Co., Ltd	1,116	1,116
China Zheshang Bank Co., Ltd. Shenyang Branch	15,542	15,542
Bank of Nanjing Gaochun Branch	8,239	8,239
China Zheshang Bank Co., Ltd. Shenyang Branch	13,475	13,475
China Zheshang Bank Co., Ltd Shangyu Branch	9,670	9,670
Bank of Communications Co., Ltd Shaoxing Branch	10,059	10,059
	58,101	58,101
Total	$100,429	$91,534

Capital Expenditures

We incurred capital expenditures of $12.6 million and $7.9 million in the three months ended March 31, 2025 and 2024, respectively. Our capital expenditures were used primarily to construct or upgrade our Dalian, Nanjing and Zhejiang facilities.

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

There were no material changes to the critical accounting policies previously disclosed in our audited consolidated financial statements for the year ended December 31, 2024 included in the Annual Report on Form 10-K filed on March 17, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2025.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on March 17, 2025, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, management identified the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Date: May 19, 2025

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Zhiguang Hu
Zhiguang Hu
Chief Executive Officer

By:	/s/ Jiewei Li
Jiewei Li
Chief Financial Officer