Form 10-Q
period 2025-06-30
CBAK Energy Technology, Inc.
filed 2025-08-18
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2025 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	88,645,836

CBAK ENERGY TECHNOLOGY, INC.

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2024 AND 2025

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

CBAK Energy Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of December 31, 2024 and June 30, 2025

(Unaudited)

(In US$ except for number of shares)

	Note	December 31, 2024	June 30, 2025
Assets
Current assets
Cash and cash equivalents		$6,724,360	$5,679,756
Pledged deposits	2	54,061,642	15,772,466
Term deposits	3	4,237,090	40,054,842
Trade and bills receivable, net	4	32,938,918	34,655,174
Inventories	5	22,851,027	37,443,143
Prepayments and other receivables	6	20,004,966	9,359,355
Receivables from former subsidiary	17	12,399	2,945
Income tax recoverable		566,458	480,234
Total current assets		141,396,860	143,447,915

Property, plant and equipment, net	7	85,486,829	83,891,222
Construction in progress	8	42,526,859	71,635,858
Long-term investments, net	9	2,246,494	2,323,089
Prepaid land use rights	10	11,075,973	12,226,229
Intangible assets, net	11	382,962	154,251
Deposit paid for acquisition of long-term investments	13	15,864,318	16,164,605
Operating lease right-of-use assets, net	10	3,237,849	3,251,097
Total assets		$302,218,144	$333,094,266

Liabilities
Current liabilities
Trade and bills payable	14	84,724,386	97,634,483
Short-term bank borrowings	15	26,087,350	33,885,284
Other short-term loans	15	335,715	336,391
Accrued expenses and other payables	16	58,285,635	65,324,757
Payable to a former subsidiary, net	17	419,849	414,046
Deferred government grants, current	18	556,214	566,742
Product warranty provisions	19	23,426	23,312
Operating lease liability, current	10	1,268,405	1,229,323
Total current liabilities		171,700,980	199,414,338

Long-term bank borrowings	15	-	4,871,716
Deferred government grants, non-current	18	7,580,255	10,269,732
Product warranty provisions	19	420,688	449,122
Operating lease liability, non-current	10	2,449,056	2,245,219
Total liabilities		182,150,979	217,250,126

Commitments and contingencies	26

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 90,083,396 issued and 89,939,190 outstanding as of December 31, 2024; and 90,099,500 issued and 88,867,313 outstanding as of June 30, 2025		90,083	90,099
Donated shares		14,101,689	14,101,689
Additional paid-in capital		247,842,445	247,892,318
Statutory reserves	21	1,230,511	3,042,602
Accumulated deficit		(122,605,730)	(129,070,019)
Accumulated other comprehensive loss		(14,919,345)	(12,542,048)
		125,739,653	123,514,641

Less: Treasury shares		(4,066,610)	(5,303,730)

Total shareholders’ equity		121,673,043	118,210,911
Non-controlling interests		(1,605,878)	(2,366,772)
Total equity		120,067,165	115,844,139

Total liabilities and shareholder’s equity		$302,218,144	$333,094,266

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and six months ended June 30, 2024 and 2025

(Unaudited)

(In US$ except for number of shares)

		Three months ended June 30,		Six months ended June 30,
	Note	2024	2025	2024	2025
Net revenues	28	$47,793,045	$40,524,333	$106,615,477	$75,463,234
Cost of revenues		(35,065,019)	(36,061,924)	(75,106,404)	(66,199,091)
Gross profit		12,728,026	4,462,409	31,509,073	9,264,143
Operating expenses:
Research and development expenses		(2,955,509)	(3,613,478)	(5,771,027)	(6,637,439)
Sales and marketing expenses		(1,368,373)	(950,777)	(3,092,405)	(1,846,827)
General and administrative expenses		(3,129,994)	(3,350,859)	(7,222,521)	(7,154,996)
Allowance for expected credit losses, net		673,330	(75,871)	787,343	(17,476)
Total operating expenses		(6,780,546)	(7,990,985)	(15,298,610)	(15,656,738)
Operating income (loss)		5,947,480	(3,528,576)	16,210,463	(6,392,595)
Finance income (loss), net		688,721	(163,303)	698,384	(118,183)
Other income, net		141,975	352,951	509,413	1,065,743
Share of income (loss) of equity investee		88	(21,470)	(18,736)	33,655
Gain on disposal of equity investee		45,648	-	45,648	-
Income before income tax		6,823,912	(3,360,398)	17,445,172	(5,411,380)
Income tax credit (expenses)	20	(800,727)	-	(1,849,513)	-
Net income (loss)		6,023,185	(3,360,398)	15,595,659	$(5,411,380)
Less: Net loss attributable to non-controlling interest		422,277	287,434	686,253	759,182
Net income (loss) attributable to CBAK Energy Technology, Inc.		$6,445,462	(3,072,964)	$16,281,912	$(4,652,198)

Net income (loss)		6,023,185	(3,360,398)	15,595,659	(5,411,380)
Other comprehensive loss
– Foreign currency translation adjustment		(829,769)	1,675,741	(2,735,817)	2,375,585
Comprehensive income (loss)		5,193,416	(1,684,657)	12,859,842	(3,035,795)
Less: Comprehensive income (loss) attributable to non-controlling interest		423,171	318,078	697,394	760,894
Comprehensive income (loss) attributable to CBAK Energy Technology, Inc.		$5,616,587	$(1,366,579)	$13,557,236	$(2,274,901)

Income (loss) per share	25
– Basic		$0.07	$(0.03)	$0.18	$(0.05)
– Diluted		$0.07	$(0.03)	$0.18	$(0.05)

Weighted average number of shares of common stock:	25
– Basic		89,931,617	89,767,352	89,931,727	89,852,405
– Diluted		90,111,613	89,767,352	90,289,544	89,852,405

 See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the three months ended June 30, 2024 and 2025

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional	Statutory		Accumulated other	Non-	Treasury shares		Total shareholders’
	Number of		Donated	paid-in	reserves	Accumulated	comprehensive	Controlling	Number of		equity
	shares	Amount	shares	capital	(Note 21)	deficit	income (loss)	interest	shares	Amount	(deficit)
Balance as of April 1, 2024	90,063,396	$90,063	$14,101,689	$247,582,399	$1,230,511	$(124,559,312)	$(13,497,204)	$359,813	(144,206)	$(4,066,610)	$121,241,349
Net income (loss)	-	-	-	-	-	6,445,462	-	(422,277)	-	-	6,023,185
Share-based compensation for employee and director stock awards	-	-	-	92,184	-	-	-	-	-	-	92,184
Common stock issued to employees for stock award	20,000	20	-	(20)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(828,875)	(894)	-	-	(829,769)
Balance as of June 30, 2024	90,083,396	$90,083	$14,101,689	$247,674,563	$1,230,511	$(118,113,850)	$(14,326,079)	$(63,358)	(144,206)	$(4,066,610)	$126,526,949

Balance as of April 1, 2025	90,083,868	$90,083	$14,101,689	$247,869,511	$3,042,602	$(125,997,055)	$(14,248,433)	$(2,048,694)	(144,206)	$(4,066,610)	$118,743,093
Net income (loss)	-	-	-	-	-	(3,072,964)	-	(287,434)	-	-	(3,360,398)
Exercise of stock option	15,632	16	-	(16)	-	-	-	-	-	-	-
Share-based compensation for employee and director stock award	-	-	-	22,823	-	-	-	-	-	-	22,823
Repurchase of common stock	-	-	-	-	-	-	-	-	(1,087,981)	(1,237,120)	(1,237,120)
Foreign currency translation adjustment	-	-	-	-	-	-	1,706,385	(30,644)	-	-	1,675,741
Balance as of June 30, 2025	90,099,500	$90,099	$14,101,689	$247,892,318	$3,042,602	$(129,070,019)	$(12,542,048)	$(2,366,772)	(1,232,187)	$(5,303,730)	$115,844,139

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the six months ended June 30, 2024 and 2025

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional	Statutory		Accumulated other	Non-	Treasury shares		Total shareholders’
	Number of		Donated	paid-in	reserves	Accumulated	comprehensive	Controlling	Number of		equity
	shares	Amount	shares	capital	(Note 21)	deficit	Income (loss)	interest	shares	Amount	(deficit)
Balance as of January 1, 2024	90,063,396	$90,063	$14,101,689	$247,465,817	$1,230,511	$(134,395,762)	$(11,601,403)	$634,036	(144,206)	$(4,066,610)	$113,458,341
Net income (loss)	-	-	-	-	-	16,281,912	-	(686,253)	-	-	15,595,659
Share-based compensation for employee and director stock awards	-	-	-	208,766	-	-	-	-	-	-	208,766
Common stock issued to employees and directors for stock awards	20,000	20	-	(20)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(2,724,676)	(11,141)	-	-	(2,735,817)
Balance as of June 30, 2024	90,083,396	$90,083	$14,101,689	$247,674,563	$1,230,511	$(118,113,850)	$(14,326,079)	$(63,358)	(144,206)	$(4,066,610)	$126,526,949

Balance as of January 1, 2025	90,083,396	$90,083	$14,101,689	$247,842,445	$1,230,511	$(122,605,730)	$(14,919,345)	$(1,605,878)	(144,206)	$(4,066,610)	$120,067,165
Net loss	-	-	-	-	-	(4,652,198)	-	(759,182)	-	-	(5,411,380)
Exercise of stock option	16,104	16	-	(16)	-	-	-	-	-	-	-
Share-based compensation for employee and director stock awards	-	-	-	49,889	-	-	-	-	-	-	49,889
Repurchase of common stock	-	-	-	-	-	-	-	-	(1,087,981)	(1,237,120)	(1,237,120)
Appropriation to statutory reserves	-	-	-	-	1,812,091	(1,812,091)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	2,377,297	(1,712)	-	-	2,375,585
Balance as of June 30, 2025	90,099,500	$90,099	$14,101,689	$247,892,318	$3,042,602	$(129,070,019)	$(12,542,048)	$(2,366,772)	(1,232,187)	$(5,303,730)	$115,844,139

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed consolidated statements of cash flows

For the six months ended June 30, 2024 and 2025

(Unaudited)

(In US$)

	Six months ended June 30,
	2024	2025
Cash flows from operating activities
Net income (loss)	$15,595,659	$(5,411,380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,257,197	4,222,053
Allowance for expected credit losses	(880,001)	17,476
Amortization of operating lease	591,060	487,289
Write-down of inventories	1,993,561	2,579,738
Share-based compensation	208,766	49,889
Share of (profit) loss on equity investee	18,736	(33,655)
(Gain) loss on disposal of property, plant and equipment	(184,179)	28,993
Gain on disposal on equity investee	(45,648)	-
Changes in operating assets and liabilities:
Trade and bills receivable	(3,891,321)	(1,170,925)
Inventories	(994,717)	(17,416,424)
Prepayments and other receivable	3,080,423	10,861,222
Trade and bills payable	(8,927,650)	11,168,111
Accrued expenses and other payables and product warranty provisions	(713,437)	(495,303)
Operating lease liabilities	(585,850)	(749,289)
Trade receivable from and payables to former subsidiaries	61,075	9,569
Income tax payable	805,375	-
Net cash provided by operating activities	10,389,049	4,147,364

Cash flows from investing activities
Deposit paid for acquisition of long-term investment	(9,074,133)	-
Proceeds from disposal of an equity method investees	277,496	-
Proceeds from disposal of property, plant and equipment	184,179	-
Purchases of property, plant and equipment and construction in progress	(8,339,568)	(22,319,029)
Government subsidy	-	2,794,760
Acquisition of land use right	-	(1,089,802)
Net cash used in investing activities	(16,952,026)	(20,614,071)

Cash flows from financing activities
Borrowings from banks	34,537,483	30,737,732
Repayment of bank borrowings	(31,256,920)	(18,710,789)
Placement of term deposits	(34,629,189)	(39,029,478)
Withdrawal of term deposits	-	3,665,548
Repurchase of common stock	-	(1,237,120)
Proceeds from finance lease	1,109,986	-
Principal payments of finance leases	(1,332,538)	-
Net cash used in financing activities	(31,571,178)	(24,574,107)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(561,094)	1,707,034
Net decrease in cash and cash equivalents and restricted cash	(38,695,249)	(39,333,780)
Cash and cash equivalents and restricted cash at the beginning of period	58,822,816	60,786,002
Cash and cash equivalents and restricted cash at the end of period	$20,127,567	$21,452,222

Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$1,698,578	$884,638
Lease liabilities arising from obtaining right-of-use assets	$2,337,268	$495,444

Cash paid during the year for:
Income taxes	$1,044,190	$-
Interest, net of amounts capitalized	$213,014	$341,376

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2024 and 2025

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

As of June 30, 2025, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On March 26, 2024, CBAK New Energy entered into an agreement with CBAK Power to acquire the same 67.33% equity interest in Hitrans. The registration of this equity transfer with the local government was also completed on the same date. As a result of this transaction, CBAK New Energy has become the controlling shareholder of Hitrans, while CBAK Power no longer holds any equity interest in Hitrans. As of June 30, 2025, CBAK New Energy’s equity interests in Hitrans was 67.33% (representing 69.12% of paid-up capital).

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

On January 9, 2025, Anhui Yuanchuang New Energy Materials Co., Ltd. (“Yuanchuang”) was established as a wholly owned subsidiary of Hitrans with a registered capital of RMB50,000,000 (approximately $6.8 million). Pursuant to its articles of association and relevant PRC regulations, Hitrans was required to contribute the capital on or before January 2, 2030. Up to the date of this report, Hitrans has contributed RMB9.5 million ($1.3 million) to Yuanchuang. Yuanchuang is designated to engage in the business of manufacturing and marketing of NCM cathode materials for application in NCM lithium-ion batteries .

On April 30, 2025, the Company established a subsidiary in Malaysia, CBAK ENERGY Lithium Battery Malaysia SDN. BHD. (“CBAK Malaysia”). CBAK Malaysia will focus on the manufacturing and sales of cylindrical lithium cells, targeting overseas markets outside of China.

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

As of August 31, 2021, the Company had not received any notices from the investors to exercise Series B warrants. As of June 30, 2025, all of the warrants were expired.

On May 20, 2025, the Company authorized a stock repurchase program (the “Stock Repurchase Program”) under which the Company may repurchase up to $20 million of shares of its common stock. The Stock Repurchase Program will end on May 20, 2026. Repurchases under the Stock Repurchase Program may be made from time to time through open market purchases, privately negotiated transactions or such other manners as will comply with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The Stock Repurchase Program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to the exact number of shares that will be repurchased by the Company. The Stock Repurchase Program may be suspended, modified or terminated by the Company at any time and for any reason, without prior notice. As of June 30, 2025, 1,087,981 shares were repurchased with average share price per unit at $1.15 and the total cost of $1.2 million.

As of June 30, 2025, the Company had $38.8 million bank loans and approximately $165.5 million of other current liabilities.

The Company is currently expanding its product lines and manufacturing capacity in its Dalian, Nanjing, Zhejiang and Anhui plant which requires more funding to finance the expansion. The Company plans to raise additional funds through banks borrowings and equity financing in the future to meet its daily cash demands, if required.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated deficit from recurring net losses, a working capital deficiency and significant short-term debt obligations maturing in less than one year as of June 30, 2025. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with batteries development, services contracts and deposits received from customers allocated to the performance obligations that are unsatisfied. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented. The table below presents the activity of the deferred batteries development and sales of batteries revenue during the six months ended June 30, 2024 and 2025, respectively:

	June 30,
	2024	2025
Balance at beginning of year	$784,000	$4,831,774
Development fees collected/ deposits received	-	6,634,017
Development and sales of batteries revenue recognized	-	(1,342,296)
Exchange realignment	-	142,139
Balance at end of period	$784,000	$10,265,634

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

Pledged deposits as of December 31, 2024 and June 30, 2025 consisted of pledged deposits with banks for bills payable (note 14).

3.	Short-term deposits

Short-term deposits represent time deposits placed with banks with maturities longer than three months but less than one year. Interest earned is recorded as finance income in the consolidated financial statement. As of December 31, 2024 and June 30, 2025, substantially all of the Company’s short-term deposits amounting to $4,237,090 and $40,054,842, respectively, had been placed in reputable financial institutions in the PRC.

4.	Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2024 and June 30, 2025:

	December 31,	June 30,
	2024	2025
Trade receivable	$28,569,823	$30,164,934
Less: Allowance for credit losses	(2,841,728)	(2,685,681)
	25,728,095	27,479,253
Bills receivable	7,210,823	7,175,921
	$32,938,918	$34,655,174

Included in trade and bills receivables are retention receivables of $71,207 and $72,554 as of December 31, 2024 and June 30, 2025. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for the credit losses are as follows:

Balance as at January 1, 2025	$2,841,728
Current period provision, net	91,519
Written-off	(298,789)
Foreign exchange adjustment	51,223
Balance as at June 30, 2025	$2,685,681

5.	Inventories

Inventories as of December 31, 2024 and June 30, 2025 consisted of the following:

	December 31,	June 30,
	2024	2025
Raw materials	$3,538,167	$8,266,528
Work in progress	5,034,330	10,621,027
Finished goods	14,278,530	18,555,588
	$22,851,027	$37,443,143

During the three months ended June 30, 2024 and 2025 write-downs of obsolete inventories to lower of cost or net realizable value of $1,454,678 and $1,645,314, respectively, were charged to cost of revenues.

During the six months ended June 30, 2024 and 2025, write-downs of obsolete inventories to lower of cost or net realizable value of $1,993,561 and $2,579,738, respectively, were charged to cost of revenues.

6.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2024 and June 30, 2025 consisted of the following:

	December 31,	June 30,
	2024	2025
VAT recoverable	$2,444,726	$3,423,384
Prepayments to suppliers	7,992,672	3,294,352
Deposits	83,754	87,416
Staff advances	76,096	125,732
Prepaid operating expenses	501,218	580,598
Interest receivable	92,515	172,485
Receivables from customers for non-operating agency-based service	8,845,759	1,349,432
Prepayment for common stock repurchase	-	262,880
Other receivables	258,219	276,466
	20,294,959	9,572,745
Less: Allowance for credit losses	(289,993)	(213,390)
	$20,004,966	$9,359,355

An analysis of the allowance for credit losses are as follows:

Balance as at January 1, 2025	$289,993
Current period provision, net	(74,044)
Foreign exchange adjustment	(2,559)
Balance as of June 30, 2025	$213,390

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2024 and June 30, 2025 consisted of the following:

	December 31, 2024	June 30, 2025
Buildings	$44,590,499	$45,456,046
Leasehold improvements	8,058,360	8,345,433
Machinery and equipment	84,267,956	84,123,164
Office equipment	2,235,605	2,139,686
Motor vehicles	803,560	851,948
	139,955,980	140,916,277
Impairment	(16,755,682)	(17,050,583)
Accumulated depreciation	(37,713,469)	(39,974,472)
Carrying amount	$85,486,829	$83,891,222

During the three months ended June 30, 2024 and 2025, the Company incurred depreciation expense of $1,556,957 and $2,038,422, respectively.

During the six months ended June 30, 2024 and 2025, the Company incurred depreciation expense of $4,109,019 and $4,107,178, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three and six months ended June 30, 2024 and 2025.

8.	Construction in Progress

Construction in progress as of December 31, 2024 and June 30, 2025 consisted of the following:

	December 31,	June 30,
	2024	2025
Construction in progress	$29,819,111	$49,603,034
Prepayment for acquisition of property, plant and equipment	12,707,748	22,032,824
Carrying amount	$42,526,859	$71,635,858

Construction in progress as of December 31, 2024 and June 30, 2025 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power, Nanjing CBAK, Hitrans and Yuanchuang.

For the three months ended June 30, 2024 and 2025, the Company capitalized interest of $276,501 and $90,588, respectively, to the cost of construction in progress.

For the six months ended June 30, 2024 and 2025, the Company capitalized interest of $471,779 and $181,877, respectively, to the cost of construction in progress.

9.	Long-term investments, net

Long-term investments as of December 31, 2024 and June 30, 2025, consisted of the following:

	December 31, 2024	June 30, 2025
Investments in equity method investees	$1,625,793	$1,690,639
Investments in non-marketable equity	620,701	632,450
	$2,246,494	$2,323,089

The following is the carrying value of the long-term investments:

	December 31, 2024		June 30, 2025
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Investments in equity method investees
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (b)	$1,625,793	26%	$1,690,639	26%

Investments in non-marketable equity
Hunan DJY Technology Co., Ltd	$620,701		$632,450

(a)	Investments in Guangxi Guiwu CBAK New Energy Technology Co., Ltd

Balance as of January 1, 2024	254,475
Proceeds from disposal of investment	(278,114)
Loss from investment	(18,777)
Profit from disposal	45,749
Foreign exchange adjustment	(3,333)
Balance as of December 31, 2024	$-

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

For the three and six months ended June 30, 2024, share of gain (loss) from the above equity investment was $88 and $(18,736), respectively.

(b)	Investments in Zhejiang Shengyang Renewable Resources Technology Co., Ltd.

Balance as at January 1, 2024	$1,672,136
Profit (loss) from investment	-
Foreign exchange adjustment	(46,343)
Balance as of December 31, 2024	$1,625,793
Profit from investment	33,655
Foreign exchange adjustment	31,191
Balance as of June 30, 2025	$1,690,639

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

The Company recorded share of income of nil and $33,655 from the investment in Zhejiang Shengyang for the six months ended June 30, 2024 and 2025, respectively.

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

Investments in non-marketable equity

	December 31, 2024	June 30, 2025
Cost	$1,232,978	$1,256,316
Impairment	(612,277)	(623,866)
Carrying amount	$620,701	$632,450

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

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. No impairment was recorded on the non-marketable equity securities for the three and six months ended June 30, 2024 and 2025.

10.	Lease

(a)	Prepaid land use rights

Prepaid land
lease payments
Balance as of January 1, 2024	$11,712,704
Amortization charge for the year	(316,811)
Foreign exchange adjustment	(319,920)
Balance as of December 31, 2024	$11,075,973
Addition for the period	1,089,802
Amortization charge for the period	(161,709)
Foreign exchange adjustment	222,163
Balance as of June 30, 2025	$12,226,229

In August 2014 and November 2021, the Company acquired land use rights to build a factory of the Company in Dalian and Zhejiang, PRC.

The Company acquired a land use rights on May 13, 2025 to build a factory in Anhui, PRC for cathode materials manufacturing.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

Amortization expenses of the prepaid land use rights were $78,655 and $83,404 for the three months ended June 30, 2024 and 2025, respectively.

Amortization expenses of the prepaid land use rights were $158,054 and $161,709 for the six months ended June 30, 2024 and 2025, respectively.

No impairment loss was made to the carrying amounts of the prepaid land use right for the three and six months ended June 30, 2024 and 2025.

(b)	Operating lease

Nanjing CBAK renewed the lease agreement for warehouse space in Nanjing for one year with a monthly rental of RMB86,913 (approximately $11,907) from May 14, 2024 to May 14, 2025 and further extend the lease for a three years with a monthly rental of RMB94,156 (approximately $12,983) from May 14, 2025 to May 14, 2028.

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

The Company entered into a lease agreement for manufacturing and factory spaces in Shangqiu with a terms of six years, commencing on January 1, 2024 to December 31, 2029. The monthly rental payment is RMB265,487 ($36,769) per month. During the fiscal 2025, the landlord unconditionally forgave the accrued annual rent due to unsatisfied performance from the leasing spaces. The Company recognized the forgiveness as gains in the six months ended June 30, 2025

On March 1, 2024, Hitrans entered into a lease agreement with liquid gas supplier for forty-five months for supplying liquid nitrogen until December 11, 2027. The monthly rental payment is approximately RMB19,309 ($2,674) per month.

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

The Company entered into a lease for office in Hong Kong from June 16, 2025 to June 30, 2028. The monthly rental payment is HKD10,000 ($1,290) per month.

Operating lease expenses for the three and six months ended June 30, 2024 and 2025 for the capitation agreement was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Operating lease cost – straight line	$308,479	$306,792	$619,739	$615,082
Negative contingent rent	-	(439,274)	-	(439,274)
	$308,479	$(132,482)	$619,739	$175,808

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2025:

Operating leases
Remainder of 2025	$908,415
2026	845,415
2027	676,605
2028	465,069
2029	454,639
Thereafter	444,714
Total undiscounted cash flows	3,794,857
Less: imputed interest	(320,315)
Present value of lease liabilities	$3,474,542

Lease term and discount rate:

	December 31, 2024	June 30, 2025
Weighted-average remaining lease term (years)
Land use rights	35.9	36.7
Operating leases	4.16	3.5

Weighted-average discount rate
Land use rights	Nil	Nil
Operating lease	4.33%	4.18%
Finance lease	2.9%	Nil

Supplemental cash flow information related to leases where the Company was the lessee for the three and six months ended June 30, 2024 wand 2025 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Operating cash outflows from operating assets	$361,860	$296,347	$431,817	$433,531

11.	Intangible Assets, net

Intangible assets as of December 31, 2024 and June 30, 2025 consisted of the followings:

	December 31, 2024	June 30, 2025
Computer software at cost	$169,054	$172,255
Sewage discharge permit	1,667,907	1,699,478
	1,836,961	1,871,733
Accumulated amortization	(1,453,999)	(1,717,482)
	$382,962	$154,251

Amortization expenses were $115,649 and $116,956 for the three months ended June 30, 2024 and 2025, respectively.

Amortization expenses were $233,494 and $233,073 for the six months ended June 30, 2024 and 2025, respectively.

Total future amortization expenses for finite-lived intangible assets were estimated as follows:

Remainder of 2025	$84,067
2026	16,497
2027	10,611
2028	9,028
2029	8,628
Thereafter	25,420
Total	$154,251

No impairment loss was made to the carrying amounts of the intangible assets for the three and six months ended June 30, 2024 and 2025.

12.	Acquisition of subsidiaries

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

13.	Deposit paid for acquisition of long-term investments

Deposit paid for acquisition of long-term investments as of December 31, 2024 and June 30, 2025 consisted of the following:

	December 31,	June 30,
	2024	2025
Investments in non-marketable equity	$15,864,318	$16,164,605

On September 27, 2023, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in Shenzhen BAK Power Battery Co., Ltd. (“BAK SZ”) to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (the “Target Equity”). Pursuant to the terms of the Equity Transfer Agreement, Nanjing CBAK will pay the Target Equity in three (3) installments as follows: (i) RMB40 million (approximately $5.5 million) due prior to December 31, 2023; (ii) RMB90 million (approximately $12.4 million) due prior to September 30, 2024, and (iii) the remaining Target Equity balance of RMB130 million (approximately $17.8 million) due following SZ BAK’s successful transfer to Nanjing CBAK of the five percent (5%) equity interest in BAK SZ. Upon Nanjing CBAK having paid RMB130 million of the Target Equity, the parties shall work together to complete the registration of equity change with the local governmental authorities. The Company has contributed RMB115.8 million (approximately $15.9 million) as of June 30, 2025 and up to the date of this report. The Equity Transfer Agreement may be terminated in writing through negotiation by all parties and the deposit paid was refundable on demand. The equity transfer process take longer than expected. Nanjing CBAK and SZ BAK have entered into supplemental agreement on March 7, 2025 to extend the transaction period.

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

14.	Trade and Bills Payable

Trade and bills payable as of December 31, 2024 and June 30, 2025 consisted of the followings:

	December 31,	June 30,
	2024	2025
Trade payable	$26,317,312	$37,244,182
Bills payable
– Bank acceptance bills	57,297,394	60,390,301
– Letter of credit	1,109,680	-
	$84,724,386	$97,634,483

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s pledged deposits (Note 2) and term deposits (Note 3) ;

(ii)	$1.4 million and $3.7 million of the Company’s bills receivable as of December 31, 2024 and June 30, 2025, respectively (Note 4).

15.	Loans

Bank loans:

Bank borrowings as of December 31, 2024 and June 30, 2025 consisted of the followings:

	December 31,	June 30,
	2024	2025
Short-term bank borrowings	$26,087,350	$33,885,284
Long-term bank borrowings	-	4,871,716
	$26,087,350	$38,757,000

In January 2023, the Company renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. On January 22, 2025, the Company and Bank of Communications entered into a new banking facilities for another five years from January 22, 2025 to January 22, 2030 for a maximum guarantee of loan amount to RMB155.8 million (approximately $21.5 million). The facility was secured by the Company’s land use rights and buildings. Under the facility, the Company has borrowed RMB159.9 million (approximately $21.9 million) and RMB152.7 million (approximately $21.3 million) as of December 31, 2024 and June 30, 2025, respectively, bearing interest at 3.45% per annum expiring through April 2025 to April 2026.

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

The Company entered into a loan agreement with China CITIC Bank Shaoxing Branch for a short-term loan of RMB4.8 million (approximately $0.7 million) from August 10, 2023 to May 2, 2024, bearing interest rate at 4.3% per annum. The Company repaid the loan on May 2, 2024.

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

On March 28, 2024, the Company and Bank of China Limited entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. The Company borrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by the Company’s buildings in Dalian. The Company repaid RMB 5 million (approximately $0.7 million) on March 27, 2024. On March 28, 2024, the Company borrowed another one-year loan of RMB5 million (approximately $0.7 million) bearing interest rate at 3.45% per annum. The Company early repaid the loan on August 21, 2024.

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

On July 31, 2023, the Company obtained a three-year term facility from Bank of China Gaochun Branch, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from July 31, 2023 to July 30, 2026. The facility was guaranteed by the Company’s former CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, the Company borrowed RMB10 million (approximately $1.4 million) on July 31, 2023, bearing interest rate at 3.15% per annum. The Company repaid the loan on July 22, 2024.

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

On January 17, 2025, the Company entered into a long-term Maximum Pledge Agreement with Zhejiang Shangyu Rural Commercial Bank, for the period from January 17, 2025 to September 25, 2027, with a maximum facility amount of RMB76.56 million (approximately $10.54 million). The facility was secured by the land use right and buildings of the Company. The Company has borrowed RMB44.9 million (approximately $6.3 million) as of June 30, 2025, bearing interest rate at 2.85%-3.6% per annum, of which RMB10 million (approximately $1.4 million) repayable on January 16, 2025, RMB30 million (approximately $4.2 million) repayable on September 25, 2027 and the remaining RMB4.9 million (approximately $0.7 million) repayable on June 20, 2027.

On January 20, 2025, the Company entered into an unsecured revolving loan agreement with Bank of Ningbo Co., Ltd. Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 2.8% per annum (LPR interest rate -30 bp), with a one-year loan period ending on January 20, 2026. As of June 30, 2025, the Company has borrowed RMB10 million (approximately $1.4 million) under this loan agreement.

On February 19, 2025, the Company obtained a RMB30 million facility (approximately $4.1 million) from Jiangsu Gaochun Rural Commercial Bank, with the term from February 19, 2025 to September 23, 2027. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment. NJ CBAK borrowed RMB23 million (approximately $3.2 million) as of June 30, 2025, bearing interest rate at 2.98% per annum, of which RMB4 million (approximately $0.6 million) repayable on February 19, 2026 and the remaining RMB19 million (approximately $2.7 million) repayable on May 19, 2026.

On February 25, 2025, the Company entered into a short-term factoring loan agreement with China Construction Bank Co., Ltd for a maximum amount of RMB10 million (approximately $1.4 million) for a period of one year from February 28, 2025 to February 27, 2026, bearing interest of 3.7% per annum. The Company borrowed RMB10 million (approximately $1.4 million) on the same date.

On June 28, 2025, NJ CBAK entered into a short-term loan agreement with Agricultural Bank of China Co., Limited for RMB12 million (approximately $1.7 million) from June 28, 2025 to June 26, 2026, bearing interest 2.60% per annum. NJ CBAK borrowed RMB12 million (approximately $1.7 million) on the same date.

The Company obtained banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB690 million (approximately $96.3 million) with the term March 16, 2026. The Company borrowed a series of acceptance bills totaling RMB196.6 million (approximately $27.4 million) for various terms expiring through July to December 2025, which was secured by the Company’s pledged deposit of RMB56.1 million (approximately $7.8 million) (note 2), term deposit of RMB116.5 million (approximately $16.3 million) (note 3) and the Company’s bills receivables of RMB25.0 million (approximately $3.5 million) (note 4).

The Company renewed the banking facilities from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB150 million (approximately $20.9 million) with the term to May 28, 2026. The Company borrowed a series of acceptance bills totaling RMB61.6 million (approximately $8.6 million) for various terms expiring through July to December 2025, which was secured by the Company’s pledged deposit of RMB8.2 million (approximately $1.1 million) (note 2) and term deposit of RMB53.6 million (approximately $7.5 million (note 3).

The Company borrowed a series of acceptance bills from Bank of Nanjing totaling RMB59.6 million (approximately $8.3 million) for various terms expiring through August to December 2025, which was secured by the Company’s pledged deposit of RMB35.2 million (approximately $4.9 million) (note 2) and term deposit of RMB15.3 million (approximately $2.1 million) (note 3).

The Company borrowed a series of acceptance bills from Bank of Ningbo totaling RMB24.0 million (approximately $3.4 million) for various terms expiring through October to December 2025, which was secured by the Company’s term deposit of RMB24.0 million (approximately $3.4 million) (note 3).

The Company borrowed a series of acceptance bills from Bank of Communications Co., Ltd. Shangyu Branch totaling RMB77.5million (approximately $10.8 million) expiring through August to November 2025, which was secured by the Company’s term deposit of RMB77.5 million (approximately $10.8 million) (note 3).

The Company borrowed a series of acceptance bills from China CITIC Bank Co., Ltd totaling RMB3.2 million (approximately $0.5 million) expiring in November 2025, which was secured by the Company’s pledged deposit of RMB1.4 million (approximately $0.2 million) (note 2) and the Company’s bills receivables of RMB1.8 million (approximately $0.2 million) (note 4).

The Company borrowed a series of acceptance bills from Zhejiang Shangyu Rural Commercial Bank Co., Ltd totaling RMB10.0 million (approximately $1.4 million) expiring in October 2025, which was secured by the Company’s pledged deposit of RMB10.0 million (approximately $1.4 million) (note 2).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	June 30,
	2024	2025
Pledged deposits (note 2)	$54,061,642	$15,467,165
Short-term deposits (note 3)	2,000,000	40,054,842
Bills receivables (note 4)	1,395,874	3,749,489
Right-of-use assets (note 10)	4,982,972	4,996,700
Buildings	3,818,112	5,756,478
Construction-in-progress	-	20,895,726
	$66,258,600	$90,920,400

As of June 30, 2025, the Company had $5.8 unutilized committed banking facilities.

During the three months ended June 30, 2024 and 2025, interest of $330,870 and $276,751 were incurred on the Company’s bank borrowings, respectively.

During the six months ended June 30, 2024 and 2025, interest of $627,736 and $523,252 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2024 and June 30, 2025 consisted of the following:

		December 31,	June 30,
	Note	2024	2025
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li, the Company’s Former CEO	(b)	158,889	158,110
		258,889	258,110
Advances from unrelated third party
– Mr. Wenwu Yu	(c)	1,347	1,372
– Ms. Longqian Peng	(c)	6,980	7,113
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(d)	68,499	69,796
		76,826	78,281
		$335,715	$336,391

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(d)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of June 30, 2025, loan amount of RMB0.5 million ($0.1 million) remained outstanding.

During the three months ended June 30, 2024 and 2025, interest of $2,095 and $2,097 were incurred on the Company’s borrowings from unrelated parties, respectively.

During the six months ended June 30, 2024 and 2025, interest of $4,209 and $4,159 were incurred on the Company’s borrowings from unrelated parties, respectively.

16.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2024 and June 30, 2025 consisted of the following:

	December 31,	June 30,
	2024	2025
Construction costs payable	$11,570,384	$14,645,463
Equipment purchase payable	10,871,081	14,904,094
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	6,253,168	6,273,443
Customer deposits	6,856,137	8,672,504
Deferred revenue	4,831,774	10,265,634
Accrued expenses	2,059,252	2,318,116
Interest payables	69,927	76,826
Other tax payables	1,175,339	1,015,577
Dividend payable to non-controlling interest to Hitrans	1,221,915	1,277,572
Payables to suppliers for non-operating agency-based service	11,981,065	4,167,976
Other payable	185,474	497,433
	$58,285,635	$65,324,757

*	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2024 and June 30, 2025, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2024 and June 30, 2025, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

17.	Balances and Transactions with Related Parties

The principal related parties with which the Company had transactions during the years presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Zhengzhou BAK Battery Co., Ltd (“Zhengzhou BAK”)	Note a
Shenzhen BAK Battery Co., Ltd (“SZ BAK”)	Former subsidiary and refer to Note b
Shenzhen BAK Power Battery Co., Ltd (“BAK SZ”)	Former subsidiary and refer to Note b
Zhejiang Shengyang Renewable Resources Technology Co., Ltd.	Note c
Fuzhou BAK Battery Co., Ltd	Note d
Zhengzhou BAK Electronics Co., Ltd	Note e
Zhengzhou BAK New Energy Vehicle Co., Ltd	Note f

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK Battery Co., Ltd. Zhengzhou BAK is a wholly owned subsidiary of BAK SZ.

(b)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Shenzhen BAK Battery Co., Ltd and Shenzhen BAK Power Battery Co., Ltd. On September 27, 2023, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in Shenzhen BAK Power Battery Co., Ltd. (“BAK SZ”) to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (note 14).

(c)	On September 27, 2023, Hitrans entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Neither Mr. Xu, nor Zhejiang Shengyang is related to the Company.

(d)	Zhengzhou BAK Battery Co., Ltd has 51% equity interest in Fuzhou BAK Battery Co., Ltd. Zhengzhou BAK Battery Co., Ltd is a wholly owned subsidiary of BAK SZ.

(e)	Mr. Xiangqian Li, the Company’s former CEO, is a director of BAK SZ, which has 95% equity interests in Zhengzhou BAK Electronics Co., Ltd.

(f)	Shenzhen BAK Battery Co., Ltd was the former shareholder of Zhengzhou BAK New Energy Vehicle Co., Ltd to April 10, 2023.

Related party transactions

The Company entered into the following significant related party transactions:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Purchase of batteries from Zhengzhou BAK	$4,439,620	$2,878,126	$7,012,173	$2,882,258
Purchase of batteries from Fuzhou BAK Battery Co., Ltd	11,290	3,702	11,290	7,071
Purchase of materials from Zhejiang Shengyang	1,826,580	1,729,270	3,373,450	3,784,906
Sales of cathode raw materials to Zhengzhou BAK	4,042,827	4,883,949	9,016,461	6,034,017
Sales of cathode raw materials to BAK SZ	11,257	1,176	14,958	5,796
Sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd	53,350	292,017	150,351	468,529
Sales of cathode raw materials to Zhengzhou BAK in relation to non-operating agency-based service	-	59,724	-	2,228,655
Sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd in relation to non-operating agency-based service	-	7,384	-	133,064
Sales of cathode raw materials to BAK SZ in relation to non-operating agency-based service	-	14	-	4,762
Sales of batteries to Fuzhou BAK Battery Co., Ltd	358	-	75,921	-
Sales of batteries to Zhengzhou BAK New Energy Vehicle Co., Ltd.	-	51	-	17,571

Related party balances

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2024 and June 30, 2025:

Receivables from former subsidiary

	December 31, 2024	June 30, 2025
Receivables from BAK SZ	$12,399	$2,945

Balance as of December 31, 2024 and June 30, 2025 represented trade receivable for sales of cathode raw materials to BAK SZ.

Other balances due from/ (to) related parties

	December 31, 2024	June 30, 2025
Trade receivable, net – Zhengzhou BAK (i)	$5,970,184	$5,569,333
Trade receivable, net – Zhengzhou BAK Electronics Co., Ltd. (ii)	$135,012	$340,497
Trade receivable, net – Zhengzhou BAK New Energy Vehicle Co. Ltd	$-	$19,874
Bills receivable – Issued by Zhengzhou BAK (iii)	$459,905	$-
Prepayment to supplier – Zhengzhou BAK (iv)	$3,738,228	$407,214
Prepayment to supplier – Zhengzhou BAK New Energy Vehicle Co., Ltd (v)	$205,496	$-
Prepayment to supplier – Fuzhou BAK Battery Co., Ltd (iv)	$-	$126,858
Receivable from non-operating agency-based service – Zhengzhou BAK (vi)	$-	$69,595
Receivable from non-operating agency-based service – Zhengzhou BAK Electronics Co., Ltd (vi)	$-	$8,003
Trade payable, net – Zhengzhou BAK (vii)	$66,084	$582,594
Trade payable, net – Zhejiang Shengyang (viii)	$1,486,765	$2,218,738
Payable for non-operating agency-based service – Zhejiang Shengyang (ix)	$1,338,794	$-
Deposit paid for acquisition of long-term investments – BAK SZ (note 13)	$15,864,318	$16,164,605
Dividend payable to non-controlling interest of Hitrans (note 16)	$1,221,915	$1,277,572

(i)	Representing trade receivable from sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $1.2 million to the Company.

(ii)	Representing trade receivables from sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd. Up to the date of this report, Zhengzhou BAK Electronics Co., Ltd repaid $0.2 million to the Company.

(iii)	Representing bills receivable issued by Zhengzhou BAK Battery Co., Ltd.as of December 31, 2024 and June 30, 2025 were pledged to bank as security for issuance of bills payable (note 14).

(iv)	Representing the prepayments for purchase of batteries. The balance was not utilized up to the date of this report.

(v)	Representing the prepayments for purchase of raw materials for manufacturing. The contract was cancelled on December 10, 2024 and the prepayment was refunded to the Company in March 2025.

(vi)	Representing receivables from for non-operating agency-based services. Zhengzhou BAK and Zhengzhou BAK Electronic Co., Ltd fully settled the balance as of the report date.

(vii)	Representing trade payables on purchase of batteries. Up to the date of this report, the Company settled nil to Zhengzhou BAK Battery Co., Ltd.

(viii)	Representing trade payables on purchase of materials for manufacturing from Zhejiang Shengyang. The Company fully settled the balance as of the report date.

(ix)	Representing payables on purchase of materials from Zhejiang Shengyang in relation to non-operating agency-based service. The Company fully settled the balance as of the report date

Payables to a former subsidiary

Payables to a former subsidiary as of December 31, 2024 and June 30, 2025 consisted of the following:

	December 31,	June 30,
	2024	2025
Payables to Shenzhen BAK Power Battery Co., Ltd	$(419,849)	$(414,046)

Balance as of December 31, 2024 and June 30, 2025 consisted of payables for purchase of inventories from Shenzhen BAK Power Battery Co., Ltd.

18.	Deferred Government Grants

Deferred government grants as of December 31, 2024 and June 30, 2025 consist of the following:

	December 31,	June 30,
	2024	2025
Total government grants	$8,136,469	$10,836,474
Less: Current portion	(556,214)	(566,742)
Non-current portion	$7,580,255	$10,269,732

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

Government grants were recognized in the consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Cost of revenues	$107,690	$126,921	$216,400	$253,104
General and administrative expenses	9,341	9,354	18,771	18,654
Research and development expenses	4,080	4,085	8,198	8,147
Other income, net	189,780	(1,995)	403,623	141,968
	$310,891	$138,365	$646,992	$421,873

19.	Product Warranty Provisions

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2024	June 30, 2025
Balance at beginning of year/ period	$546,444	$444,114
Warranty costs incurred	(245,328)	(364)
Provision for the year/ period	156,832	20,034
Foreign exchange adjustment	(13,834)	8,650
Balance at end of year/ period	444,114	472,434
Less: Current portion	(23,426)	(23,312)
Non-current portion	$420,688	$449,122

20.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes expenses consisted of:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
PRC income tax:
Current income tax	$800,727	$-	$1,849,513	$-
Deferred income tax expenses (credit)	-	-	-	-
	$800,727	$-	$1,849,513	$-

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

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2024 and June 30, 2025, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

No provision for income taxes in the United States has been made as CBAK had no taxable income for the three and six months ended June 30, 2024 and 2025.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three and six months ended June 30, 2024 and 2025 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Income (loss) before income taxes	$6,823,912	$(3,360,398)	$17,445,172	$(5,411,380)
United States federal corporate income tax rate	21%	21%	21%	21%
Income tax expenses (credit) computed at United States statutory corporate income tax rate	1,433,022	(705,683)	3,663,486	(1,136,389)
Reconciling items:
Rate differential for PRC earnings	288,864	(124,438)	763,026	(179,963)
Tax effect of entity at preferential tax rate	(741,320)	110,413	(2,332,760)	145,429
Non-taxable (income) expenses	64,124	47,383	298,526	180,902
Share based payments	19,359	4,795	43,841	10,479
Under provision of tax loess	(218,177)	(985,538)	(218,177)	(985,538)
Utilization of tax losses	(138,210)	235,744	(1,890,909)	(357,738)
Valuation allowance on deferred tax assets	93,065	1,417,324	1,522,480	2,322,818
Income tax expenses (credit)	$800,727	-	$1,849,513	$-

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2024 and June 30, 2025 are presented below:

	December 31, 2024	June 30, 2025
Deferred tax assets
Trade receivable	$723,916	$682,784
Inventories	591,678	677,104
Property, plant and equipment	1,992,540	1,938,421
Non-marketable equity securities	91,842	93,580
Equity method investment	343,850	345,248
Intangible assets	133,684	146,767
Accrued expenses, payroll and others	614,417	657,076
Provision for product warranty	66,617	70,865
Net operating loss carried forward	38,116,873	38,976,964
Valuation allowance	(42,522,990)	(43,456,515)
Deferred tax assets, non-current	$152,427	$132,294

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$152,427	$132,294

As of December 31, 2024, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of June 30, 2025, the Company’s PRC subsidiaries had net operating loss carry forwards of $59,785,931, which will expire in various years through 2025 to 2034. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 and $3,042,602 representing the PRC statutory reserve of the subsidiary as of December 31, 2024 and June 30, 2025, respectively, are also considered under restriction for distribution.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $773,247 (RMB5,633,824) and $1,341,858 (RMB9,603,194) for the three months ended June 30, 2024 and 2025, respectively. The total employee benefits expensed as incurred were $2,572,050 (RMB18,537,537) and $2,129,612 (RMB15,445,010) for the six months ended June 30, 2024 and 2025, respectively.

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

As of June 30, 2025, there was no unrecognized stock-based compensation associated with the above restricted shares. As of June 30, 2025, 1,667 vested shares were to be issued.

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

As of June 30, 2025, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

The fair value of the stock options granted to directors of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk free interest rate of 1.26%, and dividend yield of 0%. The fair value of 350,000 stock options to directors of the Company was $479,599 at the grant date. For the three and six months ended June 30, 2024 and 2025, the Company recorded nil as stock compensation expenses.

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. For the three and six months ended June 30, 2024 and 2025, the Company recorded nil as stock compensation expenses.

As of June 30, 2025, there was unrecognized stock-based compensation $662,116 associated with the above options granted.

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

During the three months ended June 30, 2024 and 2025, the Company recorded $84,177 and $18,569, respectively as share-based compensation expenses in respect of the above stock options granted.

During the six months ended June 30, 2024 and 2025, the Company recorded $187,109 and $38,818, respectively as share-based compensation expenses in respect of the above stock options granted.

All the restricted share units granted on April 11, 2023 had been vested on December 31, 2023. As of June 30, 2025, there was unrecognized stock-based compensation of $21,763 associated with the above option granted.

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

The Company recorded non-cash share-based compensation expense of $8,007 and $4,254 for the three months ended June 30, 2024 and 2025, respectively, in respect of the restricted share units and stock options granted on August 22, 2023.

The Company recorded non-cash share-based compensation expense of $21,657 and $11,071 for the six months ended June 30, 2024 and 2025, respectively, in respect of the restricted share units and stock options granted on August 22, 2023.

As of June 30, 2025, there was unrecognized stock-based compensation of $9,081 associated with the above option granted.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2025	1,455,170	$1.31	$-	3.4
Exercisable at January 1, 2025	1,434,958	$1.35	$-	3.4

Granted	-	-	-	-
Exercised	90,000	0.98	-	-
Forfeited	(111,000)	0.98	-	-
Outstanding at June 30, 2025	967,170	$1.48	$-	2.0
Exercisable at June 30, 2025	1,721,958	$1.29	$-	2.9

*	The intrinsic value of the stock options at June 30, 2025 is the amount by which the market value of the Company’s common stock of $1.18 as of June 30, 2025 do not exceeds the average exercise price of the option.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and six months ended June 30, 2024 and 2025.

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

The following is the calculation of income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Net income (loss)	$6,023,185	$(3,360,398)	$15,595,659	$(5,411,380)
Less: Net loss attributable to non-controlling interests	422,277	287,434	686,253	759,182
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	$6,445,462	$(3,072,964)	$16,281,912	$(4,652,198)

Weighted average shares outstanding – basic (note)	89,931,617	89,767,352	89,931,727	89,852,405
Dilutive unvested restricted stock	179,996	-	357,817	-
Weighted average shares outstanding - diluted	90,111,613	89,767,352	90,289,544	89,852,405

Income per share
- Basic	$0.07	$(0.03)	$0.18	$(0.05)
- Diluted	$0.07	$(0.03)	$0.18	$(0.05)

Note:	Including 2,214,000 unvested share options as of June 30, 2024.

For the three and six months ended June 30, 2024, all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

For the three and months ended June 30, 2025, all the unvested options were anti-dilutive and excluded from shares used in the diluted computation.

26.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2024 and June 30, 2025, the Company had the following contracted capital commitments:

	December 31, 2024	June 30, 2025
For construction of buildings	$1,677,191	$16,002,326
For purchases of equipment	53,300,030	61,045,456
Capital injection	254,204,390	261,346,526
	$309,181,611	$338,394,308

(ii)	Litigation

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

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1.5 million (RMB10,257,030), including equipment cost of $1.3 million (RMB9,072,000) and interest amount of $0.2 million (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB 15,120,000 ($2.2 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of June 30, 2025, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.2 million (RMB15,120,000) under capital commitments.

27.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended June 30, 2024 and 2025 as follows:

	Three months ended June 30,
Sales of finished goods and raw materials	2024		2025
Customer A	$18,347,160	38.4%	$	*	*
Customer C	*	*		4,630,949	11.4%

The Company had the following customers that individually comprised 10% or more of net revenue for the six months ended June 30, 2024 and 2025 as follows:

	Six months ended June 30,
Sales of finished goods and raw materials	2024		2025
Customer A	$48,488,869	45.5%	$	*	*
Customer B	*	*		14,012,277	18.6%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2024 and June 30, 2025 as follows:

	December 31, 2024		June 30, 2025
Customer B	$10,676,044	41.5%	$3,070,490	11.2%
Customer C	*	*	6,346,979	23.1%
Zhengzhou BAK (note 17)	5,970,184	23.2%	5,569,333	20.3%

*	Comprised less than 10% of net accounts receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended June 30, 2024 and 2025 as follows:

	Three months ended June 30,
	2024		2025
Zhengzhou BAK (note 17)	$4,439,620	12.45%	$	*	*
Supplier A	*	*		3,698,855	10.1%

The Company had the following suppliers that individually comprised 10% or more of net purchase for the six months ended June 30, 2024 and 2025 as follows:

	Six months ended June 30,
	2024		2025
Zhengzhou BAK (note 17)	$7,012,173	10.35%	$	*	*
Supplier B	*	*		7,004,753	10.1%

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2024 and June 30, 2025 as follows:

	December 31, 2024			June 30, 2025
Supplier A	$	*	*	$4,221,910	11.3%
Supplier B		3,263,562	12.4%	4,098,758	11.0%

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2024 and June 30, 2025 substantially all of the Company’s cash and cash equivalents were held by major financial institutions and online payment platforms located in the PRC, which management believes are of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

The Company determined that for the three and six months ended June 30 2024 and 2025, it operated in two operating segments namely CBAK and Hitrans. CBAK’s segment mainly includes the manufacture, commercialization and distribution of a wide variety of standard and customized lithium-ion rechargeable batteries for use in a wide array of applications. Hitrans’ segment mainly includes the development and manufacturing of NCM precursor and cathode materials.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income (loss), finance income (expense), other income and net income. Net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income (expenses) and net income (loss) by segment for the three and six months ended June 30, 2024 and 2025 were as follows:

For the three months ended June 30, 2024	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$35,598,124	$12,194,921	$-	$47,793,045
Cost of revenues	(22,680,831)	(12,384,188)	-	(35,065,019)
Gross profit (loss)	12,917,293	(189,267)	-	12,728,026
Total operating expenses	(4,783,794)	(1,691,427)	(305,325)	(6,780,546)
Operating income (loss)	8,133,499	(1,880,694)	(305,325)	5,947,480
Finance income (expense), net	619,455	69,318	(52)	688,721
Other (expenses) income, net	(59,586)	247,297	-	187,711
Income tax expenses	(800,727)	-	-	(800,727)
Net income (loss)	7,892,641	(1,564,079)	(305,377)	6,023,185

For the three months ended June 30, 2025	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$21,090,137	$19,434,196	$-	$40,524,333
Cost of revenues	(17,678,504)	(18,383,420)	-	(36,061,924)
Gross profit (loss)	3,411,633	1,050,776	-	4,462,409
Total operating expenses	(5,427,071)	(2,338,904)	(225,010)	(7,990,985)
Operating loss	(2,015,438)	(1,288,128)	(225,010)	(3,528,576)
Finance expense, net	(3,464)	(159,059)	(780)	(163,303)
Other (expenses) income, net	(52,432)	383,913	-	331,481
Income tax expenses	-	-	-	-
Net income (loss)	(2,071,334)	(1,063,274)	(225,790)	(3,360,398)

For the six months ended June 30, 2024	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$80,435,993	$26,179,484	$-	$106,615,477
Cost of revenues	(49,060,178)	(26,046,226)	-	(75,106,404)
Gross profit	31,375,815	133,258	-	31,509,073
Total operating expenses	(10,763,265)	(3,113,883)	(1,421,462)	(15,298,610)
Operating income (loss)	20,612,550	(2,980,625)	(1,421,462)	16,210,463
Finance income (expenses), net	631,176	67,321	(113)	698,384
Other income, net	180,857	355,468	-	536,325
Income tax expenses	(1,849,513)	-	-	(1,849,513)
Net income (loss)	19,575,070	(2,557,836)	(1,421,575)	15,595,659

For the six months ended June 30, 2025	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$41,453,475	$34,009,759	$-	$75,463,234
Cost of revenues	(33,321,740)	(32,877,351)	-	(66,199,091)
Gross profit	8,131,735	1,132,408	-	9,264,143
Total operating expenses	(10,256,707)	(4,539,215)	(860,816)	(15,656,738)
Operating income (loss)	(2,124,972)	(3,406,807)	(860,816)	(6,392,595)
Finance income (expenses), net	219,655	(337,059)	(779)	(118,183)
Other income, net	170,844	928,554	-	1,099,398
Income tax expenses	-	-	-	-
Net income (loss)	(1,734,473)	(2,815,312)	(861,595)	(5,411,380)

As of June 30, 2025
Identifiable long-lived assets	124,200,196	46,958,461	-	171,158,657
Total assets	228,211,680	104,501,940	380,646	333,094,266

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

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
High power lithium batteries used in:
Electric vehicles	$199,258	$142,139	$679,439	$679,646
Light electric vehicles	1,825,501	2,426,624	3,335,793	5,271,498
Residential energy supply & uninterruptable supplies	33,573,365	18,521,374	76,420,761	35,502,331
	35,598,124	21,090,137	80,435,993	41,453,475

Materials used in manufacturing of lithium batteries
Cathode	8,248,245	17,292,867	17,434,438	28,554,066
Precursor	3,946,676	2,141,329	8,745,046	5,455,693
	12,194,921	19,434,196	26,179,484	34,009,759
Total consolidated revenue	$47,793,045	$40,524,333	$106,615,477	$75,463,234

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Mainland China	$24,482,831	$31,867,996	$48,173,594	$63,985,412
Europe	21,209,530	4,692,910	54,103,444	4,768,156
India	1,409,691	2,396,297	2,065,695	4,202,596
Others	690,993	1,567,130	2,272,744	2,507,070
Total	$47,793,045	$40,524,333	$106,615,477	$75,463,234

Substantially all of the Company’s long-lived assets are located in the PRC.

29.	Subsequent events

The Company has evaluated subsequent events from June 30, 2025 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Special Note Regarding Forward Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd.;

●	“CBAK Shangqiu” are to our PRC subsidiary, CBAK New Energy (Shangqiu) Co., Ltd.;

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

●	“Hitrans” are to our 67.33% owned PRC subsidiary, Zhejiang Hitrans Lithium Battery Technology (we hold 67.33% of registered equity interests of Hitrans, representing 72.99% of paid-up capital).

●	“Nanjing BFD” are to our PRC subsidiary, Nanjing BFD New Energy Technology Co., Ltd., a company that was previously named Nanjing Daxin New Energy Automobile Industry Co., Ltd. until February 24, 2023;

●	“Nanjing CBAK” are to our PRC subsidiary, Nanjing CBAK New Energy Technology Co., Ltd.;

●	“NCM” are to nickel cobalt manganese.

●	“RMB” are to Renminbi, the legal currency of China;

●	“SEC” are to the United States Securities and Exchange Commission; and

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

Overview

We are a manufacturer of new energy high power lithium and sodium batteries that are mainly used in light electric vehicles, electric vehicles, energy storage such as residential energy supply & uninterruptible power supply (UPS) application, and other high-power applications. Our primary product offerings consist of new energy high power lithium and sodium batteries. In addition, after completing the acquisition of 81.56% of registered equity interests (such ownership percentage thereafter reduced to 67.33% of registered equity interests (representing 72.99% of paid-up capital as of June 30, 2025)) of Hitrans in November 2021, we entered the business of developing and manufacturing NCM precursor and cathode materials. Hitrans is a leading developer and manufacturer of ternary precursor and cathode materials in China, whose products are widely used in batteries for electric vehicles, electric tools, high-end digital products and storage, among others.

As of June 30, 2025, we report financial and operational information in two segments: (i) production of high-power lithium and sodium battery cells, and (ii) manufacture and sale of materials used in high-power lithium battery cells.

We currently conduct our business primarily through (i) CBAK Power; (ii) Nanjing CBAK; (iii) CBAK Shangqiu; (iv) Nanjing BFD; and (v) Hitrans.

Financial Performance Highlights for the Quarter Ended June 30, 2025

The following are some financial highlights for the quarter ended June 30, 2025:

●	Net revenues: Net revenues decreased by $7.3 million, or 15%, to $40.5 million for the three months ended June 30, 2025, from $47.8 million for the same period in 2024.

●	Gross profit: Gross profit was $4.5 million, representing a decrease of $8.3 million, for the three months ended June 30, 2025 from gross profit of $12.7 million for the same period in 2024.

●	Operating income (loss): Operating loss was $3.5 million for the three months ended June 30, 2025, reflecting a decrease in income of $9.5 million from an operating income of $5.9 million for the same period in 2024.

●	Net income (loss): Net loss was $3.1 million for the three months ended June 30, 2025, compared to a net income of $6.4 million for the same period in 2024.

●	Fully diluted income (loss) per share: Fully diluted loss per share was $0.03 for the three months ended June 30, 2025, as compared to fully diluted income per share of $0.07 for the same period in 2024.

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

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%, except that Hitrans and CBAK Power were each recognized as a “High and New Technology Enterprise” and enjoy a preferential tax rate of 15% from 2024 to 2026. CBAK Nanjing obtained “High and New Technology Enterprise” certificate in late 2023 and has enjoy a preferential tax rate of 15% for three years starting from 2023. Our Hong Kong subsidiaries are subject to profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, the entities had not paid any such tax.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2025

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Change
	2024	2025	$	%
Net revenues	$47,794	$40,524	-7,270	-15%
Cost of revenues	(35,065)	(36,062)	-997	3%
Gross profit	12,729	4,462	-8,267	-65%

Operating expenses:
Research and development expenses	(2,955)	(3,614)	-659	22%
Sales and marketing expenses	(1,368)	(951)	417	-30%
General and administrative expenses	(3,131)	(3,351)	-220	7%
Allowance for expected credit losses, net	673	(75)	-748	-111%
Total operating expenses	(6,781)	(7,991)	-1,210	18%
Operating income (loss)	5,948	(3,529)	-9,477	-159%
Finance income (expenses), net	688	(163)	-851	-124%
Other income, net	142	353	211	149%
Share of loss of equity investee	-	(21)	-21	n/a
Gain on disposal of equity investee	46	-	-46	-100%
Income (loss) before income tax	6,824	(3,360)	-10,184	-149%
Income tax credit (expense)	(800)	-	800	-100%
Net (loss) income	6,024	(3,360)	-9,384	-156%
Less: Net loss attributable to non-controlling interests	422	287	-135	-32%
Net (loss) income attributable to shareholders of CBAK Energy Technology, Inc.	$6,446	$(3,073)	-9,519	-148%

Net revenues. Net revenues decreased by $7.3 million, or 15%, to $40.5 million for the three months ended June 30, 2025, from $47.8 million for the same period in 2024.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended June 30,		Change
	2024	2025	$	%
High power lithium batteries used in:
Electric vehicles	$199	142	-57	-29%
Light electric vehicles	1,826	2,426	600	33%
Residential energy supply & uninterruptable supplies	33,573	18,521	-15,052	-45%
	35,598	21,089	-14,509	-41%

Materials used in manufacturing of lithium batteries
Cathode	8,249	17,293	9,044	110%
Precursor	3,947	2,142	-1,805	-46%
	12,196	19,435	7,239	59%
Total	$47,794	$40,524	-7,270	-15%

Net revenues from sales of batteries for electric vehicles were approximately $0.2 million for each of the three months ended June 30, 2024 and 2025.

Net revenues from sales of batteries for light electric vehicles were $2.4 million for the three months ended June 30, 2025, as compared to $1.8 million in the same period of 2024, marking an increase of $0.6 million, or 33%. We strive to continue to penetrate the market for batteries used in light electric vehicles, especially the international market such as India and Vietnam. We believe that our sales campaign in the international markets has contributed to a rebound in our sales volume in this sector.

Net revenues from sales of batteries for residential energy supply & uninterruptable power supplies were $18.5 million in the three months ended June 30, 2025, as compared with $33.6 million in the same period in 2024, representing a decrease of $15.1 million, or 45%. The substantial decline primarily stems from production changes at our Dalian facilities, where a major portion of customers are in the residential energy supply sector. These facilities are currently undergoing a product portfolio upgrade, transitioning from Model 26650, a battery moel used for about two decades, to Model 40135, a much larger and modern model that the current market prefers, for our customers.

Net revenues from sales of materials used in manufacturing of lithium batteries were $19.4 million for the three months ended June 30, 2025, as compared to $12.2 million for the same period of 2024, representing an increase of $7.2 million, or 59%. The Company’s raw materials division, Hitrans, has been making significant efforts to expand its market presence. In the second quarter and the first half of 2025, Hitrans successfully secured several new customers, which contributed to the growth in net revenues from raw materials sales. Additionally, a slight decline in raw material prices for Hitrans’s products during the first half of 2025 further stimulated customer demand and encouraged order placements.

Cost of revenues. Cost of revenues increased to $36.1 million for the three months ended June 30, 2025, as compared to $35.1 million for the same period in 2024, an increase of $1 million, or 3%. The cost of revenues includes written down of obsolete inventories of $1.7 million for the three months ended June 30, 2025, as compared to write down of obsolete inventories of $1.4 million for the same period in 2024. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the three months ended June 30, 2025 was $4.5 million, or 11.0% of net revenues as compared to gross profit of $12.7 million, or 26.6% of net revenues, for the same period in 2024. The significant decline in gross profits aligns with the substantial drop in sales of batteries for residential energy supply and uninterruptible power supplies, which have been our primary sources of net revenue. We expect gross profit margins to gradually recover upon the upgrade from Model 26650 to Model 40135.

Research and development expenses. Research and development expenses were $3.6 million for the three months ended June 30, 2025, as compared to $3.0 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, we incurred $2.2 million in salaries, social insurance and share-based compensation, compared to $1.9 million for the same period in 2024, representing an increase of $0.3 million due to a growing number of employees at Nanjing CBAK and CBAK Power’s development of series 46 batteries, a battery model widely regarded in the current market as a future flagship product. Additionally, the materials and consumables used increase by $0.4 million for the three months ended June 30, 2025 compared to same period ended 2024.

Sales and marketing expenses. Sales and marketing expenses decreased to $1.0 million for the three months ended June 30, 2025, as compared to approximately $1.4 million for the same period in 2024, a decrease of approximately $0.4 million, or 30%. The marketing expenses decreased corresponding to the decrease of revenue and remain at 3% for each of the three months ended June 30, 2024 and 2025, as a percentage of revenues.

General and administrative expenses. General and administrative expenses slightly increased to $3.4 million, or 8.3% of revenues, for the three months ended June 30, 2025, as compared to $3.1 million, or 6.5% of revenues, for the same period in 2024. For the three months ended June 30, 2025, we have incurred an extra $0.2 million on business consultancy services during the three months ended June 30, 2025.

Allowance for expected credit losses, net. We have an increase of $75,871 on allowance for expected credit losses for the three months ended June 30, 2025 compared to a decrease of allowance of $0.7 million for the three months ended June 30, 2024. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating income (loss). As a result of the above, our operating loss was $3.5 million for the three months ended June 30, 2025, as compared to an operating income of $5.9 million for the same period in 2024, representing a $9.5 million increase in loss or 159%.

Finance income (expenses), net. Finance expenses, net was $0.2 million for the three months ended June 30, 2025, as compared to a finance income, net $0.7 million for the same period in 2024, representing a decrease of $0.9 million in income. The finance expenses increase mainly resulted from the decrease in interest income on our term deposits and changes to exchange rates.

Other income (expenses), net. Other income was $0.4 million for the three months ended June 30, 2025, compared to $0.2 million for the same period in 2024. For the three months ended June 30, 2025, we generated $0.4 million from the provision of agency-based services. For the three months ended June 30, 2024, we received government assistance of $0.2 million.

Income tax credit (expenses). Income tax expenses were nil and $0.8 million for the three months ended June 30, 2025 and 2024, respectively. The income tax expenses for the three months ended June 30, 2024 were incurred by our batteries segment.

Net income (loss). As a result of the foregoing, we had a net loss of $3.4 million for the three months ended June 30, 2025, compared to a net income of $6.0 million for the same period in 2024.

Comparison of Six Months Ended June 30, 2024 and 2025

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Change
	2024	2025	$	%
Net revenues	$106,616	$75,463	-31,153	-29%
Cost of revenues	(75,106)	(66,199)	8,907	-12%
Gross profit	31,510	9,264	-22,246	-71%

Operating expenses:
Research and development expenses	(5,771)	(6,638)	-867	15%
Sales and marketing expenses	(3,092)	(1,847)	1,245	-40%
General and administrative expenses	(7,223)	(7,155)	68	-1%
Allowance for expected credit losses, net	787	(17)	-804	-102%
Total operating expenses	(15,299)	(15,657)	-358	2%
Operating income (loss)	16,211	(6,393)	-22,604	-139%
Finance income (expenses), net	698	(118)	-816	-117%
Other income, net	509	1,066	557	109%
Share of (loss) income of equity investee	(19)	34	53	-279%
Gain on disposal of equity investee	46	-	-46	-100%
Income (loss) before income tax	17,445	(5,411)	-22,856	-131%
Income tax credit (expense)	(1,849)	-	1,849	-100%
Net income (loss)	15,596	(5,411)	-21,007	-135%
Less: Net loss attributable to non-controlling interests	686	759	73	11%
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	$16,282	$(4,652)	-20,934	-129%

Net revenues. Net revenues decreased by $31.2 million, or 29%, to $75.5 million for the six months ended June 30, 2025, from $106.6 million for the same period in 2024.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Six months ended June 30,		Change
	2024	2025	$	%
High power lithium batteries used in:
Electric vehicles	$679	680	1	0%
Light electric vehicles	3,336	5,271	1,935	58%
Residential energy supply & uninterruptable supplies	76,421	35,502	-40,919	-54%
	80,436	41,453	-38,983	-48%

Materials used in manufacturing of lithium batteries
Cathode	17,435	28,554	11,119	64%
Precursor	8,745	5,456	-3,289	-38%
	26,180	34,010	7,830	30%
Total	$106,616	$75,463	-31,153	-29%

Net revenues from sales of batteries for electric vehicles were approximately $0.7 million for each of the six months ended June 30, 2024 and 2025.

Net revenues from sales of batteries for light electric vehicles were $5.3 million for the six months ended June 30, 2025, as compared to $3.3 million in the same period of 2024, marking an increase of $1.9 million, or 58%. We strive to continue to penetrate the market for batteries used in light electric vehicles, especially the international market such as India and Vietnam. We believe that our sales campaign in the international market has contributed to a rebound in our sales volume in this sector.

Net revenues from sales of batteries for residential energy supply & uninterruptable power supplies were $35.5 million in the six months ended June 30, 2025, as compared with $76.4 million in the same period in 2024, representing a decrease of $40.9 million, or 54%. The substantial decline primarily stems from production changes at our Dalian facilities, where a major portion of customers are in the residential energy supply sector. These facilities are currently undergoing a product portfolio upgrade, transitioning from Model 26650, a battery model used for about two decades, to Model 40135, a much larger and modern model that the current market prefers, for our customers.

Net revenues from sales of materials used in manufacturing of lithium batteries were $34.0 million for the six months ended June 30, 2025, as compared to $26.2 million for the same period of 2024, an increase of $7.8 million or 30%. The Company’s raw materials division, Hitrans, has been making significant efforts to expand its market presence. During the six months ended June 30, 2025, Hitrans successfully secured several new customers, which contributed to the growth in net revenues from raw materials sales. Additionally, a slight decline in raw material prices for Hitrans’s products during the first half of 2025 further stimulated customer demand and encouraged order placements.

Cost of revenues. Cost of revenues decreased to $66.2 million for the six months ended June 30, 2025, as compared to $75.1 million for the same period in 2024, a decrease of $8.9 million, or 12%. The cost of revenues includes write off of obsolete inventories of $2.6 million for six months ended June 30, 2025, as compared to $2.0 million for the same period in 2024. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the six months ended June 30, 2025 was $9.3 million, or 12.3% of net revenues as compared to gross profit of $31.5 million, or 29.5% of net revenues, for the same period in 2024.  The gross profit decreased as our Dalian facilities received fewer orders for Model 26650, resulting in lower production line utilization and higher unit costs.

Research and development expenses. Research and development expenses increased to $6.6 million for the six months ended June 30, 2025, as compared to approximately $5.8 million for the same period in 2024, an increase of $0.9 million, or 15%. The increase primarily resulted from an increase of $0.5 million in salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK and CBAK Power’s development of series 40 batteries as well as a $0.4 million increase in materials and consumables used. We incurred $4.3 million in salaries and social insurance cost (including share-based compensation) for the six months ended June 30, 2025 compared to $3.8 million for the same period in 2024.

Sales and marketing expenses. Sales and marketing expenses decreased to approximately $1.8 million for the six months ended June 30, 2025, as compared to approximately $3.1 million for the same period in 2024, a decrease of approximately $1.2 million, or 40%. The marketing expenses decreased corresponding to the decrease of revenue and remains at 3% for each of the six months ended June 30, 2024 and 2025, as a percentage of revenues.

General and administrative expenses. General and administrative expenses were approximately $7.2 million for each of the six months ended June 30, 2024 and 2025.

Allowance for expected credit losses, net. We have an increase of $17,476 on allowance for expected credit losses for the six months ended June 30, 2025 compared to a decrease of allowance of $0.8 million for the six months ended June 30, 2024. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating income (loss). As a result of the above, our operating loss was $6.4 million for the six months ended June 30, 2025 compared to an operating income of $16.2 million for the six months ended June 30, 2024, representing a decrease in income of $22.6 million, or 139%.

Finance income (expenses), net. Finance expenses, net was $0.1 million for the six months ended June 30, 2025, as compared to a finance income, net $0.7 million for the same period in 2024, representing a decrease in income of $0.8 million. The finance expenses increase mainly resulted from increase in interest expenses from our bank borrowings. The capitalized interest on bank borrowings was $0.2 million and $0.5 million related to the cost of construction in progress for the six months ended June 30, 2025 and 2024, respectively.

Other income (expenses), net. Other income was $1.1 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, we generated $0.7 million from provision of agency-based services and $0.2 million from trading of materials and received $0.2 million government assistance. For the six months ended June 30, 2024, we received government assistance of $0.4 million and $0.1 million income from disposal of assets.

Income tax credit (expense). Income tax expenses were nil and $1.8 million for the six months ended June 30, 2025 and 2024, respectively. The income tax expenses for the six months ended June 30, 2024 were incurred by our batteries segment..

Net income (loss). As a result of the foregoing, we had a net loss of $5.4 million for the six months ended June 30, 2025 compared to a net income of $15.6 million for the same period in 2024.

Liquidity and Capital Resources

We have financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock and other equity-linked securities.

We incurred a net loss of $5.4 million for the six months ended June 30, 2025. As of June 30, 2025, we had cash and cash equivalents of $21.5 million. Our total current assets were $143.4 million and our total current liabilities were $199.4 million as of June 30, 2025, resulting in a net working capital deficit of $56.0 million.

As of June 30, 2025, we had an accumulated deficit of $129.1 million. We had an accumulated deficit from recurring net losses, a working capital deficiency and significant short-term debt obligations maturing in less than one year as of June 30, 2025. These factors raise substantial doubts about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2024 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern.

These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lending from Financial Institutions

In January 2023,we renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. On January 22, 2025, we and Bank of Communications entered into a new banking facilities for another five years from January 22, 2025 to January 22, 2030 for a maximum guarantee of loan amount to RMB155.8 million (approximately $21.5 million). The facility was secured by our land use rights and buildings. Under the facility, we have borrowed RMB159.9 million (approximately $21.9 million) and RMB152.7 million (approximately $21.3 million) as of December 31, 2024 and June 30, 2025, respectively, bearing interest at 3.45% per annum expiring through April 2025 to April 2026.

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

We entered into a loan agreement with China CITIC Bank Shaoxing Branch for a short-term loan of RMB4.8 million (approximately $0.7 million) from August 10, 2023 to May 2, 2024, bearing interest rate at 4.3% per annum. We repaid the loan on May 2, 2024.

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

On March 28, 2024, we and Bank of China Limited entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. We borrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by our buildings in Dalian. We repaid RMB 5 million (approximately $0.7 million) on March 27, 2024. On March 28, 2024, we borrowed another one-year loan of RMB5 million (approximately $0.7 million) bearing interest rate at 3.45% per annum. We early repaid the loan on August 21, 2024.

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

On July 31, 2023, we obtained a three-year term facility from Bank of China Gaochun Branch, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from July 31, 2023 to July 30, 2026. The facility was guaranteed by our former CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, we borrowed RMB10 million (approximately $1.4 million) on July 31, 2023, bearing interest rate at 3.15% per annum. We repaid the loan on July 22, 2024.

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

On January 17, 2025, we entered into a long-term Maximum Pledge Agreement with Zhejiang Shangyu Rural Commercial Bank, for the period from January 17, 2025 to September 25, 2027, with a maximum facility amount of RMB76.56 million (approximately $10.54 million). The facility was secured by our land use right and buildings. We have borrowed RMB44.9 million (approximately $6.3 million) as of June 30, 2025, bearing interest rate at 2.85%-3.6% per annum, of which RMB10 million (approximately $1.4 million) repayable on January 16, 2025, RMB30 million (approximately $4.2 million) repayable on September 25, 2027 and the remaining RMB4.9 million (approximately $0.7 million) repayable on June 20, 2027.

On January 20, 2025, we entered into an unsecured revolving loan agreement with Bank of Ningbo Co., Ltd. Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 2.8% per annum (LPR interest rate -30 bp), with a one-year loan period ending on January 20, 2026. As of June 30, 2025, we have borrowed RMB10 million (approximately $1.4 million) under this loan agreement.

On February 19, 2025, we obtained a RMB30 million facility (approximately $4.1 million) from Jiangsu Gaochun Rural Commercial Bank, with the term from February 19, 2025 to September 23, 2027. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment. NJ CBAK borrowed RMB23 million (approximately $3.2 million) as of June 30, 2025, bearing interest rate at 2.98% per annum, of which RMB4 million (approximately $0.6 million) repayable on February 19, 2026 and the remaining RMB19 million (approximately $2.7 million) repayable on May 19, 2026.

On February 25, 2025, we entered into a short-term factoring loan agreement with China Construction Bank Co., Ltd for a maximum amount of RMB10 million (approximately $1.4 million) for a period of one year from February 28, 2025 to February 27, 2026, bearing interest of 3.7% per annum. We borrowed RMB10 million (approximately $1.4 million) on the same date.

On June 28, 2025, NJ CBAK entered into a short-term loan agreement with Agricultural Bank of China Co., Limited for RMB12 million (approximately $1.7 million) from June 28, 2025 to June 26, 2026, bearing interest 2.60% per annum. NJ CBAK borrowed RMB12 million (approximately $1.7 million) on the same date.

We obtained banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB690 million (approximately $96.3 million) with the term March 16, 2026. We borrowed a series of acceptance bills totaling RMB196.6 million (approximately $27.4 million) for various terms expiring through July to December 2025, which was secured by our pledged deposit of RMB56.1 million (approximately $7.8 million), term deposit of RMB116.5 million (approximately $16.3 million) and our bills receivables of RMB25.0 million (approximately $3.5 million).

We renewed the banking facilities from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB150 million (approximately $20.9 million) with the term to May 28, 2026. We borrowed a series of acceptance bills totaling RMB61.6 million (approximately $8.6 million) for various terms expiring through July to December 2025, which was secured by our pledged deposit of RMB8.2 million (approximately $1.1 million) and term deposit of RMB53.6 million (approximately $7.5 million.

We borrowed a series of acceptance bills from Bank of Nanjing totaling RMB59.6 million (approximately $8.3 million) for various terms expiring through August to December 2025, which was secured by our pledged deposit of RMB35.2 million (approximately $4.9 million) and term deposit of RMB15.3 million (approximately $2.1 million).

We borrowed a series of acceptance bills from Bank of Ningbo totaling RMB24.0 million (approximately $3.4 million) for various terms expiring through October to December 2025, which was secured by our term deposit of RMB24.0 million (approximately $3.4 million).

We borrowed a series of acceptance bills from Bank of Communications Co., Ltd. Shangyu Branch totaling RMB77.5million (approximately $10.8 million) expiring through August to November 2025, which was secured by the Company’s term deposit of RMB77.5 million (approximately $10.8 million).

We borrowed a series of acceptance bills from China CITIC Bank Co., Ltd totaling RMB3.2 million (approximately $0.5 million) expiring in November 2025, which was secured by the Company’s pledged deposit of RMB1.4 million (approximately $0.2 million) and our bills receivables of RMB1.8 million (approximately $0.2 million).

We borrowed a series of acceptance bills from Zhejiang Shangyu Rural Commercial Bank Co., Ltd totaling RMB10.0 million (approximately $1.4 million) expiring in October 2025, which was secured by our pledged deposit of RMB10.0 million (approximately $1.4 million).

As of June 30, 2025, we had unutilized committed banking facilities of $5.8 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

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

Summary of Cash Flows

We currently are expanding our product lines and manufacturing capacity in our Dalian, Nanjing , Zhejiang and Anhui facilities, which requires additional funding to finance the expansion. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew these loans upon maturity, if required, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining this financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2024	2025
Net cash provided by operating activities	$10,389	$4,147
Net cash used in investing activities	(16,952)	(20,614)
Net cash used in financing activities	(31,571)	(24,574)
Effect of exchange rate changes on cash and cash equivalents	(561)	1,707
Net decrease in cash and cash equivalents and restricted cash	(38,695)	(39,334)
Cash and cash equivalents and restricted cash at the beginning of period	58,823	60,786
Cash and cash equivalents and restricted cash at the end of period	$20,128	$21,452

Operating Activities

Net cash provided by operating activities was $4.1 million for the six months ended June 30, 2025. The net cash provided by operating activities for the six months ended June 30, 2025 was mainly attributable to our net income of $2.0 million (before non-cash depreciation and amortization, recovery from doubtful debts, write-down of inventories and share-based compensation), increase of trade and bills receivable and inventories by $18.6 million , $10.9 million decrease of prepayments and other receivables and $11.2 million increase of trade and bills payable.

Net cash provided by operating activities was $10.4 million in the six months ended June 30, 2024. The net cash provided by operating activities for the six months ended June 30, 2024 was mainly attributable to our net income of $21.0 million (before non-cash depreciation and amortization, recovery from doubtful debts, write-down of inventories, share-based compensation, gain on disposal of machines and investment in equity investees) offset by the $8.9 million increased of trade and bills payable.

Investing Activities

Net cash used in investing activities was $20.6 million for the six months ended June 30, 2025. The net cash used in investing activities comprised mainly the purchases of property, plant and equipment, construction in progress and land use right $23.4 million offset by the government subsidy $2.8 million received.

Net cash used in investing activities was $17.0 million for the six months ended June 30, 2024. The net cash used in investing activities comprised mainly the purchases of property, plant and equipment and construction in progress $8.3 million and $9.1 million on deposit for acquisition of long-term investments.

Financing Activities

Net cash used in financing activities was $24.6 million in the six months ended June 30, 2025. The net cash used in financing activities was mainly attributable to $39.0 million placement of term deposits and $18.7 million repayment of bank borrowings offset by $30.7 million advances from bank borrowings.

Net cash used in financing activities was $31.6 million in the six months ended June 30, 2024. The net cash used in financing activities was mainly attributable to $34.6 million placement of term deposits, $31.3 million repayment of bank borrowings and $1.3 million repayment on finance leases offset by $34.5 million advances from bank borrowings and $1.1 million proceeds from finance lease.

As of June 30, 2025, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Shaoxing Branch of Bank of Communications Co., Ltd	$21,744	$17,173
Jiangsu Gaochun Rural Commercial Bank	4,188	3,211
Zhejiang Shangyu Rural Commercial Bank	10,687	10,416
	36,619	30,800

Short-term credit facilities:
Agricultural Bank of China Nanjing Gaochun Branch	1,675	1,675
Zhejiang Shangyu Rural Commercial Bank	2,094	2,094
China Everbright Bank Co., Ltd. Shaoxing Branch	1,396	1,396
China Construction Bank Co., LTD. Shaoxing Branch	1,396	1,396
Ningbo Bank Co., Ltd Nanjing Gaochun Branch	1,396	1,396
	7,957	7,957
Other lines of credit:
Bank of Ningbo Co., Ltd	3,354	3,354
China Zheshang Bank Co., Ltd. Shenyang Branch	27,411	27,411
Bank of Nanjing Gaochun Branch	8,354	8,354
Zhejiang Shangyu Rural Commercial Bank	1,396	1,396
China Zheshang Bank Co., Ltd Shangyu Branch	8,602	8,602
Bank of Communications Co., Ltd Shaoxing Branch	10,825	10,825
China Citicbank Bank Shaoxing Shengzhong Branch	448	448
	60,390	60,390
Total	$104,966	$99,147

Capital Expenditures

We incurred capital expenditures of $22.3 million and $8.3 million in the six months ended June 30, 2025 and 2024, respectively. Our capital expenditures were used primarily to construct or upgrade our Dalian, Nanjing, Zhejiang and Auhui facilities.

We estimate that our total capital expenditures in fiscal year 2025 will reach approximately $50.0 million. Such funds have been and will continue to be used to construct new plants with new product lines and battery module packing lines.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2025.

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

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Other than as previously disclosed in current reports on Form 8-K, there were no unregistered sales of equity securities during the period covered by this report.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended June 30, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)

April 1, 2025 - April 30, 2025	-	$-	-	$20,000,000
May 1, 2025 - May 31, 2025	33,539	$0.945	33,539	$19,968,305
June 1, 2025 - June 30, 2025	1,054,442	$1.134	1,054,442	$18,762,880
Total	1,087,981		1,087,981

(1)	Average price paid per share excludes broker commissions and fees.
(2)	On May 20, 2025, our board of directors authorized the repurchase of up to $20 million in shares of our outstanding common stock. The stock repurchase program will end on May 20, 2026 and may be suspended, modified, or discontinued by the board of directors at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Date: August 18, 2025

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Zhiguang Hu
Zhiguang Hu
Chief Executive Officer

By:	/s/ Jiewei Li
Jiewei Li
Chief Financial Officer