Form 10-Q
period 2025-09-30
CBAK Energy Technology, Inc.
filed 2025-11-10
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2025 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	88,645,836

CBAK ENERGY TECHNOLOGY, INC.

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2025

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

TABLE OF CONTENTS

Contents	Page(s)
Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2025 (unaudited)	2
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2025 (unaudited)	3
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2025 (unaudited)	4-5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2025 (unaudited)	6
Notes to the Condensed Consolidated Financial Statements (unaudited)	7

CBAK Energy Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of December 31, 2024 and September 30, 2025

(Unaudited)

(In US$ except for number of shares)

	Note	December 31, 2024	September 30, 2025
Assets
Current assets
Cash and cash equivalents		$6,724,360	$10,476,254
Pledged deposits	2	54,061,642	52,872,417
Term deposits	3	4,237,090	-
Trade and bills receivable, net	4	32,938,918	47,798,445
Inventories	5	22,851,027	34,487,742
Prepayments and other receivables	6	20,004,966	11,289,446
Receivables from former subsidiary	17	12,399	1,994
Income tax recoverable		566,458	767,112
Total current assets		141,396,860	157,693,410

Property, plant and equipment, net	7	85,486,829	82,838,830
Construction in progress	8	42,526,859	89,458,297
Long-term investments, net	9	2,246,494	2,337,150
Prepaid land use rights	10	11,075,973	12,214,974
Intangible assets, net	11	382,962	74,902
Deposit paid for acquisition of long-term investments	13	15,864,318	16,262,446
Operating lease right-of-use assets, net	10	3,237,849	2,983,055
Total assets		$302,218,144	$363,863,064

Liabilities
Current liabilities
Trade and bills payable	14	84,724,386	118,436,255
Short-term bank borrowings	15	26,087,350	29,569,757
Other short-term loans	15	335,715	336,612
Accrued expenses and other payables	16	58,285,635	77,306,488
Payable to a former subsidiary, net	17	419,849	412,155
Deferred government grants, current	18	556,214	570,172
Product warranty provisions	19	23,426	23,453
Operating lease liability, current	10	1,268,405	1,347,803
Total current liabilities		171,700,980	228,002,695

Long-term bank borrowings	15	-	4,760,768
Deferred government grants, non-current	18	7,580,255	10,189,350
Product warranty provisions	19	420,688	473,224
Operating lease liability, non-current	10	2,449,056	1,980,733
Total liabilities		182,150,979	245,406,770

Commitments and contingencies	26

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 90,083,396 issued and 89,939,190 outstanding as of December 31, 2024; and 88,645,836 issued and outstanding as of September 30, 2025		90,083	88,646
Donated shares		14,101,689	7,955,358
Additional paid-in capital		247,842,445	248,487,184
Statutory reserves	21	1,230,511	3,042,602
Accumulated deficit		(122,605,730)	(126,419,516)
Accumulated other comprehensive loss		(14,919,345)	(11,745,017)
		125,739,653	121,409,257

Less: Treasury shares		(4,066,610)	-

Total shareholders’ equity		121,673,043	121,409,257
Non-controlling interests		(1,605,878)	(2,952,963)
Total equity		120,067,165	118,456,294

Total liabilities and shareholder’s equity		$302,218,144	$363,863,064

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and nine months ended September 30, 2024 and 2025

(Unaudited)

(In US$ except for number of shares)

		Three months ended September 30,		Nine months ended September 30,
	Note	2024	2025	2024	2025
Net revenues	28	$44,628,241	$60,923,560	$151,243,718	$136,386,794
Cost of revenues		(37,673,684)	(56,047,837)	(112,780,088)	(122,246,928)
Gross profit		6,954,557	4,875,723	38,463,630	14,139,866
Operating expenses:
Research and development expenses		(3,434,351)	(3,861,633)	(9,205,378)	(10,499,072)
Sales and marketing expenses		(1,022,549)	(1,332,724)	(4,114,954)	(3,179,551)
General and administrative expenses		(2,779,519)	(3,872,549)	(10,002,040)	(11,027,545)
Allowance for expected credit losses, net		(546,011)	157,510	241,332	140,034
Total operating expenses		(7,782,430)	(8,909,396)	(23,081,040)	(24,566,134)
Operating (loss) income		(827,873)	(4,033,673)	15,382,590	(10,426,268)
Finance (loss) income, net		(40,350)	(219,768)	658,034	(337,951)
Other income, net		521,916	6,151,989	1,031,329	7,217,732
Share of (loss) income of equity investee		(38)	147	(18,774)	33,802
Gain on disposal of equity investee		93	-	45,741	-
(Loss) income before income tax		(346,252)	1,898,695	17,098,920	(3,512,685)
Income tax (expenses) credit	20	(339,287)	183,853	(2,188,800)	183,853
Net (loss) income		(685,539)	2,082,548	14,910,120	(3,328,832)
Less: Net loss attributable to non-controlling interest		703,186	567,955	1,389,439	1,327,137
Net income (loss) attributable to CBAK Energy Technology, Inc.		$17,647	$2,650,503	$16,299,559	$(2,001,695)

Net (loss) income		(685,539)	2,082,548	14,910,120	(3,328,832)
Other comprehensive loss
– Foreign currency translation adjustment		4,483,655	778,795	1,747,838	3,154,380
Comprehensive income (loss)		3,798,116	2,861,343	16,657,958	(174,452)
Less: Comprehensive loss attributable to non-controlling interest		719,587	586,191	1,416,981	1,347,085
Comprehensive income attributable to CBAK Energy Technology, Inc.		$4,517,703	$3,447,534	$18,074,939	$1,172,633

Income (loss) per share	25
– Basic		$0.00	$0.03	$0.18	$(0.02)
– Diluted		$0.00	$0.03	$0.18	$(0.02)

Weighted average number of shares of common stock:	25
– Basic		89,931,617	89,644,226	89,929,477	89,450,015
– Diluted		90,229,849	89,661,699	90,267,431	89,450,015

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the three months ended September 30, 2024 and 2025

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional			Accumulated other	Non-	Treasury shares		Total shareholders’
	Number of		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number of		equity
	shares	Amount	shares	capital	reserves	deficit	income (loss)	interest	shares	Amount	(deficit)
Balance as of July 1, 2024	90,083,396	$90,083	$14,101,689	$247,674,563	$1,230,511	$(118,113,850)	$(14,326,079)	$(63,358)	(144,206)	$(4,066,610)	$126,526,949
Net income (loss)	-	-	-	-	-	17,647	-	(703,186)	-	-	(685,539)
Share-based compensation for employee and director stock awards	-	-	-	58,049	-	-	-	-	-	-	58,049
Foreign currency translation adjustment	-	-	-	-	-	-	4,500,056	(16,401)	-	-	4,483,655
Balance as of September 30, 2024	90,083,396	$90,083	$14,101,689	$247,732,612	$1,230,511	$(118,096,203)	$(9,826,023)	$(782,945)	(144,206)	$(4,066,610)	$130,383,114

Balance as of July 1, 2025	90,099,500	$90,099	$14,101,689	$247,892,318	$3,042,602	$(129,070,019)	$(12,542,048)	$(2,366,772)	(1,232,187)	$(5,303,730)	$115,844,139
Net income (loss)	-	-	-	-	-	2,650,503	-	(567,955)	-	-	2,082,548
Exercise of stock option	3,792	4	-	(4)	-	-	-	-	-	-	-
Share-based compensation for employee and director stock award	-	-	-	13,923	-	-	-	-	-	-	13,923
Repurchase of common stock	(1,457,456)	(1,457)	(6,146,331)	580,947	-	-	-	-	1,232,187	5,303,730	(263,111)
Foreign currency translation adjustment	-	-	-	-	-	-	797,031	(18,236)	-	-	778,795
Balance as of September 30, 2025	88,645,836	$88,646	$7,955,358	$248,487,184	$3,042,602	$(126,419,516)	$(11,745,017)	$(2,952,963)	-	$-	$118,456,294

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed consolidated statements of changes in shareholders’ equity (deficit)

For the nine months ended September 30, 2024 and 2025

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional			Accumulated other	Non-	Treasury shares		Total shareholders’
	Number of		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number of		equity
	shares	Amount	shares	capital	reserves	deficit	Income (loss)	interest	shares	Amount	(deficit)
Balance as of January 1, 2024	90,063,396	$90,063	$14,101,689	$247,465,817	$1,230,511	$(134,395,762)	$(11,601,403)	$634,036	(144,206)	$(4,066,610)	$113,458,341
Net income (loss)	-	-	-	-	-	16,299,559	-	(1,389,439)	-	-	14,910,120
Share-based compensation for employee and director stock awards	-	-	-	266,815	-	-	-	-	-	-	266,815
Common stock issued to employees and directors for stock awards	20,000	20	-	(20)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	1,775,380	(27,542)	-	-	1,747,838
Balance as of September 30, 2024	90,083,396	$90,083	$14,101,689	$247,732,612	$1,230,511	$(118,096,203)	$(9,826,023)	$(782,945)	(144,206)	$(4,066,610)	$130,383,114

Balance as of January 1, 2025	90,083,396	$90,083	$14,101,689	$247,842,445	$1,230,511	$(122,605,730)	$(14,919,345)	$(1,605,878)	(144,206)	$(4,066,610)	$120,067,165
Net loss	-	-	-	-	-	(2,001,695)	-	(1,327,137)	-	-	(3,328,832)
Exercise of stock option	19,896	20	-	(20)	-	-	-	-	-	-	-
Share-based compensation for employee and director stock awards	-	-	-	63,812	-	-	-	-	-	-	63,812
Repurchase of common stock	(1,457,456)	(1,457)	(6,146,331)	580,947	-	-	-	-	144,206	4,066,610	(1,500,231)
Appropriation to statutory reserves	-	-	-	-	1,812,091	(1,812,091)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	3,174,328	(19,948)	-	-	3,154,380
Balance as of September 30, 2025	88,645,836	$88,646	$7,955,358	$248,487,184	$3,042,602	$(126,419,516)	$(11,745,017)	$(2,952,963)	-	$-	$118,456,294

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed consolidated statements of cash flows

For the nine months ended September 30, 2024 and 2025

(Unaudited)

(In US$)

	Nine months ended September 30,
	2024	2025
Cash flows from operating activities
Net income (loss)	$14,910,120	(3,328,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,147,032	5,470,487
Allowance for expected credit losses	(334,164)	(140,034)
Amortization of operating lease	913,789	772,936
Write-down of inventories	3,364,889	3,747,287
Share-based compensation	266,815	63,812
Share of loss (profit) on equity investee	18,774	(33,802)
(Gain) loss on disposal of property, plant and equipment	(184,555)	73,136
Gain on disposal on equity investee	(45,741)	-
Changes in operating assets and liabilities:
Trade and bills receivable	(5,486,254)	(13,769,110)
Inventories	5,871,262	(15,581,379)
Prepayments and other receivable	(1,861,326)	8,916,710
Trade and bills payable	6,260,817	31,147,343
Accrued expenses and other payables and product warranty provisions	1,091,820	2,498,651
Operating lease liabilities	(1,387,042)	(917,073)
Trade receivable from and payables to former subsidiaries	66,554	10,567
Income tax payable (recoverable)	465,430	(183,851)
Net cash provided by operating activities	30,078,220	18,746,848

Cash flows from investing activities
Deposit paid for acquisition of long-term investment	(9,092,679)	-
Proceeds from disposal of an equity method investees	278,064	-
Proceeds from disposal of property, plant and equipment	184,555	148,527
Purchases of property, plant and equipment and construction in progress	(11,481,670)	(30,915,389)
Government subsidy	-	2,806,991
Acquisition of land use right	-	(1,094,571)
Net cash used in investing activities	(20,111,730)	(29,054,442)

Cash flows from financing activities
Borrowings from banks	40,864,500	45,834,843
Repayment of bank borrowings	(47,935,100)	(38,531,653)
Placement of term deposits	(30,999,022)	(39,200,279)
Withdrawal of term deposits	17,545,368	43,599,972
Repurchase of common stock	-	(1,500,231)
Proceeds from finance lease	1,112,254	-
Principal payments of finance leases	(2,050,580)	-
Net cash provided by (used in) financing activities	(21,462,580)	10,202,652

Effect of exchange rate changes on cash and cash equivalents and restricted cash	537,582	2,667,611
Net (decrease) increase in cash and cash equivalents and restricted cash	(10,958,508)	2,562,669
Cash and cash equivalents and restricted cash at the beginning of period	58,822,816	60,786,002
Cash and cash equivalents and restricted cash at the end of period	$47,864,308	$63,348,671

Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$3,130,934	$1,174,924
Lease liabilities arising from obtaining right-of-use assets	$3,504,162	$497,422

Cash paid during the year for:
Income taxes	$1,853,346	$-
Interest, net of amounts capitalized	$378,388	$654,000

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2024 and 2025

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

As of September 30, 2025, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On July 8, 2022, Hitrans held its second shareholder meeting (“the shareholder meeting”) in 2022 to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.4 million) and to accept an investment of RMB22 million (approximately $3.2 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and an investment of RMB18 million (approximately $2.6 million) from Mr. Haijun Wu (collectively “management shareholder”). Under the resolution, 10% of the investment injection (RMB4 million or $0.6 million) will be contributed towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.2 million) will be treated as additional paid-in capital contribution of Hitrans. 25% of the investments from the management shareholder were required to be in place before August 15, 2022, 25% of the investments were required to be in place before December 31, 2022 and the 50% balance (RMB20 million) were required to be received June 30, 2024. As of the date of this report, RMB10 million (approximately $1.4 million), representing the 25% of the investments were received. Shaoxing Haiji and Mr. Haijun Wu are currently in negotiations with other shareholders of Hitrans to extend the payment due date for the remaining unpaid 25% and 50% of the Management Shareholder Investments to May 31, 2029. CBAK Power equity interest in Hitrans was diluted to 74.15% (representing 77.57% of paid-up capital) after the above transaction.

On December 8, 2022, CBAK Power entered into equity interest transfer agreements with five individuals to disposal in aggregate 6.82% of Hitrans equity interests for a total consideration of RMB30,000,000 (approximately $4.3 million). The transaction was completed on December 30, 2022. CBAK Power equity interest in Hitrans was 67.33% (representing 69.12% of paid up-capital) after the disposal.

On March 26, 2024, CBAK New Energy entered into an agreement with CBAK Power to acquire the same 67.33% equity interest in Hitrans. The registration of this equity transfer with the local government was also completed on the same date. As a result of this transaction, CBAK New Energy has become the controlling shareholder of Hitrans, while CBAK Power no longer holds any equity interest in Hitrans. As of September 30, 2025, CBAK New Energy’s equity interests in Hitrans was 67.33% (representing 69.12% of paid-up capital).

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

On October 9, 2021, Shaoxing Haisheng International Trading Co., Ltd. (“Haisheng”) was established as a wholly owned subsidiary of Hitrans with a registered capital of RMB5 million (approximately $0.8 million). Pursuant to Haisheng’s articles of association and relevant PRC regulations, Hitrans was required to contribute the capital to Haisheng on or before May 31, 2025. Hitrans has paid in full to Haisheng through injection of a series of cash. Haisheng principally engaged in the business of cathode materials trading.

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

On July 25, 2023, CBAK New Energy (Shangqiu) Co., Ltd (“CBAK Shangqiu”) was established as a wholly owned subsidiary of CBAK Power with a registered capital of RMB50 million (approximately $6.9 million). Pursuant to CBAK Shangqiu’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to Shangqiu on or before July 24, 2043. Up to the date of this report, CBAK Power has contributed RMB17.8 million ($2.5 million) to Shangqiu. CBAK Shangqiu principally engaged in manufacture of lithium-ion batteries.

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

On January 9, 2025, Anhui Yuanchuang New Energy Materials Co., Ltd. (“Yuanchuang”) was established as a wholly owned subsidiary of Hitrans with a registered capital of RMB50,000,000 (approximately $6.8 million). Pursuant to its articles of association and relevant PRC regulations, Hitrans was required to contribute the capital on or before January 2, 2030. Up to the date of this report, Hitrans has contributed RMB13.5 million ($1.9 million) to Yuanchuang. Yuanchuang is designated to engage in the business of manufacturing and marketing of Nickel Cobalt Manganese (“NCM”) cathode materials for application in NCM lithium-ion batteries .

On April 30, 2025, the Company established a subsidiary in Malaysia, CBAK ENERGY Lithium Battery Malaysia SDN. BHD. (“CBAK Malaysia”). CBAK Malaysia will focus on the manufacturing and sales of cylindrical lithium cells, targeting overseas markets outside of China. CBAK Malaysia does not have operations as of the date of this report.

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

As of August 31, 2021, the Company had not received any notices from the investors to exercise Series B warrants. As of September 30, 2025, all of the warrants were expired.

On May 20, 2025, the Company authorized a stock repurchase program (the “Stock Repurchase Program”) under which the Company may repurchase up to $20 million of shares of its common stock. The Stock Repurchase Program will end on May 20, 2026. Repurchases under the Stock Repurchase Program may be made from time to time through open market purchases, privately negotiated transactions or such other manners as will comply with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The Stock Repurchase Program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to the exact number of shares that will be repurchased by the Company. The Stock Repurchase Program may be suspended, modified or terminated by the Company at any time and for any reason, without prior notice. The Company completed the shares repurchase and the repurchased shares were retired on August 13, 2025. The total cost for the repurchase was $1.5 million, with an average share price of $1.14 per unit.

As of September 30, 2025, the Company had $34.3 million bank loans and approximately $198.4 million of other current liabilities.

The Company is currently expanding its production lines and manufacturing capacity in its Dalian, Nanjing, Zhejiang and Anhui plant which requires more funding to finance the expansion. The Company plans to raise additional funds through banks borrowings and equity financing in the future to meet its daily cash demands, if required.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated deficit from recurring net losses, a working capital deficiency and significant short-term debt obligations maturing in less than one year as of September 30, 2025. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with batteries development, services contracts and deposits received from customers allocated to the performance obligations that are unsatisfied. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented. The table below presents the activity of the deferred batteries development and sales of batteries revenue during the nine months ended September 30, 2024 and 2025, respectively:

	September 30,
	2024	2025
Balance at beginning of year	$784,000	$4,831,774
Development fees collected/ deposits received	-	6,663,049
Development and sales of batteries revenue recognized	-	(1,348,170)
Exchange realignment	-	374,070
Balance at end of period	$784,000	$10,520,723

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

Recently Issued But Not Yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of the amendments and the impact on the Company’s condensed consolidated financial statement presentations and disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326), that provides a practical expedient in developing forecasts as part of estimating expected credit losses. The amendment permits the Company to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual and interim periods beginning after December 15, 2025. Early adoption is permitted and is effective on a prospective basis. The Company is currently evaluating the impact that the adoption of this guidance on the Company’s condensed consolidated financial statement presentations and disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

2.	Pledged deposits

Pledged deposits as of December 31, 2024 and September 30, 2025 consisted of pledged deposits with banks for bills payable (note 14).

3.	Short-term deposits

Short-term deposits represent time deposits placed with banks with maturities longer than three months but less than one year. Interest earned is recorded as finance income in the consolidated financial statement. As of December 31, 2024 and September 30, 2025, substantially all of the Company’s short-term deposits amounting to $4,237,090 and nil, respectively, had been placed in reputable financial institutions in the PRC.

4.	Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2024 and September 30, 2025:

	December 31,	September 30,
	2024	2025
Trade receivable	$28,569,823	$26,961,393
Less: Allowance for credit losses	(2,841,728)	(2,532,012)
	25,728,095	24,429,381
Bills receivable	7,210,823	23,369,064
	$32,938,918	$47,798,445

Included in trade and bills receivables are retention receivables of $71,207 and $72,994 as of December 31, 2024 and September 30, 2025. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for the credit losses is as follows:

Balance as at January 1, 2025	$2,841,728
Current period provision, net	(69,059)
Written-off	(306,684)
Foreign exchange adjustment	66,027
Balance as at September 30, 2025	$2,532,012

5.	Inventories

Inventories as of December 31, 2024 and September 30, 2025 consisted of the following:

	December 31,	September 30,
	2024	2025
Raw materials	$3,538,167	$7,009,348
Work in progress	5,034,330	9,057,434
Finished goods	14,278,530	18,420,960
	$22,851,027	$34,487,742

During the three months ended September 30, 2024 and 2025, write-downs of obsolete inventories to lower of cost or net realizable value of $1,371,328 and $1,167,549, respectively, were charged to cost of revenues.

During the nine months ended September 30, 2024 and 2025, write-downs of obsolete inventories to lower of cost or net realizable value of $3,364,889 and $3,747,287, respectively, were charged to cost of revenues.

6.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2024 and September 30, 2025 consisted of the following:

	December 31,	September 30,
	2024	2025
VAT recoverable	$2,444,726	$4,733,434
Prepayments to suppliers	7,992,672	1,407,906
Deposits	83,754	86,892
Staff advances	76,096	267,490
Prepaid operating expenses	501,218	1,008,498
Interest receivable	92,515	75,268
Receivables from customers for non-operating agency-based service	8,845,759	3,649,830
Prepayment for common stock repurchase	-	99
Other receivables	258,219	285,150
	20,294,959	11,514,567
Less: Allowance for credit losses	(289,993)	(225,121)
	$20,004,966	$11,289,446

An analysis of the allowance for credit losses is as follows:

Balance as at January 1, 2025	$289,993
Current period provision, net	(70,975)
Foreign exchange adjustment	6,103
Balance as of September 30, 2025	$225,121

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2024 and September 30, 2025 consisted of the following:

	December 31, 2024	September 30, 2025
Buildings	$44,590,499	$45,748,897
Leasehold improvements	8,058,360	9,482,889
Machinery and equipment	84,267,956	87,521,716
Office equipment	2,235,605	2,304,630
Motor vehicles	803,560	835,397
	139,955,980	145,893,529
Impairment	(16,755,682)	(17,142,885)
Accumulated depreciation	(37,713,469)	(45,911,814)
Carrying amount	$85,486,829	$82,838,830

During the three months ended September 30, 2024 and 2025, the Company incurred depreciation expense of $1,813,000 and $2,196,195, respectively.

During the nine months ended September 30, 2024 and 2025, the Company incurred depreciation expense of $5,922,019 and $6,303,373, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three and nine months ended September 30, 2024 and 2025.

8.	Construction in Progress

Construction in progress as of December 31, 2024 and September 30, 2025 consisted of the following:

	December 31,	September 30,
	2024	2025
Construction in progress	$29,819,111	$69,970,699
Prepayment for acquisition of property, plant and equipment	12,707,748	19,487,598
Carrying amount	$42,526,859	$89,458,297

Construction in progress as of December 31, 2024 and September 30, 2025 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power, Nanjing CBAK, Hitrans and Yuanchuang.

For the three months ended September 30, 2024 and 2025, the Company capitalized interest of $169,159 and $7,252, respectively, to the cost of construction in progress.

For the nine months ended September 30, 2024 and 2025, the Company capitalized interest of $640,938 and $189,129, respectively, to the cost of construction in progress.

9.	Long-term investments, net

Long-term investments as of December 31, 2024 and September 30, 2025, consisted of the following:

	December 31, 2024	September 30, 2025
Investments in equity method investees	$1,625,793	$1,700,872
Investments in non-marketable equity	620,701	636,278
	$2,246,494	$2,337,150

The following is the carrying value of the long-term investments:

	December 31, 2024		September 30, 2025
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Investments in equity method investees
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (b)	$1,625,793	26%	$1,700,872	26%

Investments in non-marketable equity
Hunan DJY Technology Co., Ltd	$620,701		$636,278

(a)	Investments in Guangxi Guiwu CBAK New Energy Technology Co., Ltd

Balance as of January 1, 2024	254,475
Proceeds from disposal of investment	(278,114)
Loss from investment	(18,777)
Profit from disposal	45,749
Foreign exchange adjustment	(3,333)
Balance as of December 31, 2024	$-

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

On April 19, 2024, Nanjing CABK entered into an equity transfer agreement with Chilwee Group Co., Ltd, an unrelated third party to the Company to dispose of its equity interest in Guangxi Guiwu at consideration of RMB2 million (approximately $0.3 million). Nanjing CBAK recorded a gain on disposal of $45,741 for the nine months ended September 30, 2024.

For the three and nine months ended September 30, 2024, share of loss from the above equity investment was $38 and $18,774, respectively.

(b)	Investments in Zhejiang Shengyang Renewable Resources Technology Co., Ltd.

Balance as at January 1, 2024	$1,672,136
Profit (loss) from investment	-
Foreign exchange adjustment	(46,343)
Balance as of December 31, 2024	$1,625,793
Profit from investment	33,802
Foreign exchange adjustment	41,277
Balance as of September 30, 2025	$1,700,872

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

The Company recorded share of income of nil and $33,802 from the investment in Zhejiang Shengyang for the nine months ended September 30, 2024 and 2025, respectively.

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

Investments in non-marketable equity

	December 31, 2024	September 30, 2025
Cost	$1,232,978	$1,263,921
Impairment	(612,277)	(627,643)
Carrying amount	$620,701	$636,278

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

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. No impairment was recorded on the non-marketable equity securities for the three and nine months ended September 30, 2024 and 2025.

10.	Lease

(a)	Prepaid land use rights

Prepaid land
lease payments
Balance as of January 1, 2024	$11,712,704
Amortization charge for the year	(316,811)
Foreign exchange adjustment	(319,920)
Balance as of December 31, 2024	$11,075,973
Addition for the period	1,094,571
Amortization charge for the period	(245,755)
Foreign exchange adjustment	290,185
Balance as of September 30, 2025	$12,214,974

In August 2014 and November 2021, the Company acquired land use rights to build a factory of the Company in Dalian and Zhejiang, PRC.

Yuanchuang acquired a land use rights on May 13, 2025 to build a factory in Anhui, PRC for cathode materials manufacturing.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

Amortization expenses of the prepaid land use rights were $79,511 and $84,046 for the three months ended September 30, 2024 and 2025, respectively.

Amortization expenses of the prepaid land use rights were $237,565 and $245,755 for the nine months ended September 30, 2024 and 2025, respectively.

No impairment loss was made to the carrying amounts of the prepaid land use right for the three and nine months ended September 30, 2024 and 2025.

(b)	Operating lease

On April 6, 2021, Nanjing CBAK entered into a lease agreement for warehouse space in Nanjing with a three year term, commencing on April 15, 2021 and expiring on April 14, 2024. The lease agreement renewed for one year with a monthly rental of RMB86,913 (approximately $11,907) from May 14, 2024 to May 14, 2025 and further extend for a three years with a monthly rental of RMB94,156 (approximately $12,983) from May 14, 2025 to May 14, 2028.

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

CBAK Shangqiu entered into a lease agreement for staff quarters spaces in Shangqiu with a six-year term commencing on October 1, 2023 and expiring on September 30, 2029. The monthly rental payment is approximately RMB11,400 ($1,584) per month. On January 1, 2025, CBAK Shangqiu entered into an amendment to reduce the leased space and shorten the lease term to December 31, 2025. The new monthly rental is RMB7,717 ($1,003) per month.

CBAK Shangqiu entered into a lease agreement for manufacturing and factory spaces in Shangqiu with a terms of six years, commencing on January 1, 2024 to December 31, 2029. The monthly rental payment is RMB265,487 ($36,769) per month. During the fiscal 2025, the landlord unconditionally forgave the accrued annual rent due to unsatisfied performance from the leasing spaces. The Company recognized the forgiveness as gains in the nine months ended September 30, 2025

On March 1, 2024, Hitrans entered into a lease agreement with liquid gas supplier for forty-five months for supplying liquid nitrogen until December 11, 2027. The monthly rental payment is approximately RMB19,309 ($2,674) per month.

On April 26, 2024, Hitrans entered into a lease agreement with liquid gas supplier for a five-year term for supplying liquid argon to April 25, 2029. The monthly rental payment is approximately RMB1,062 ($146) per month.

Nanjing CBAK entered into a lease agreement for staff quarters spaces in Nanjing from March 1, 2024 to February 28, 2026. The monthly rental is RMB22,155 ($3,081) per month. On March 1, 2025, the month rental was reduced to RMB19,936 ($2,740) per month.

CBAK Shangqiu entered into a lease agreement for staff quarters spaces in Shangqiu from May 16, 2024 to December 31, 2029 for a monthly rental of RMB19,404 ($2,765).

CBAK Nanjing entered into another lease for staff quarters spaces in Nanjing from June 1, 2024 to May 31, 2025. The monthly rental payment is RMB39,633 ($5,511) per month. The lease was later in August 2025 for additional one year. Since the Company might not renew next year, this short-term lease was not subject to ASC 842.

BAK Asia entered into a lease for office in Hong Kong from June 16, 2025 to June 30, 2028. The monthly rental payment is HKD10,000 ($1,290) per month.

Operating lease expenses for the three and nine months ended September 30, 2024 and 2025 for the capitation agreement was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Operating lease cost – straight line	$337,405	$300,755	$957,144	$915,837
Negative contingent rent	-	(1,923)	-	(441,197)
	$337,405	$298,832	$957,144	$474,640

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2025:

Operating leases
Remainder of 2025	$731,925
2026	851,938
2027	671,893
2028	467,837
2029	457,391
Thereafter	447,406
Total undiscounted cash flows	3,628,390
Less: imputed interest	(299,854)
Present value of lease liabilities	$3,328,536

Lease term and discount rate:

	December 31, 2024	September 30, 2025
Weighted-average remaining lease term (years)
Land use rights	35.9	36.5
Operating leases	4.16	3.33

Weighted-average discount rate
Land use rights	Nil	Nil
Operating lease	4.33%	4.17%
Finance lease	2.9%	Nil

Supplemental cash flow information related to leases where the Company was the lessee for the three and nine months ended September 30, 2024 wand 2025 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Operating cash outflows from operating assets	$120,979	$184,634	$552,796	$618,165

11.	Intangible Assets, net

Intangible assets as of December 31, 2024 and September 30, 2025 consisted of the followings:

	December 31, 2024	September 30, 2025
Computer software at cost	$169,054	$173,297
Sewage discharge permit	1,667,907	1,709,765
	1,836,961	1,883,062
Accumulated amortization	(1,453,999)	(1,808,160)
	$382,962	$74,902

Amortization expenses were $118,987 and $80,357 for the three months ended September 30, 2024 and 2025, respectively.

Amortization expenses were $352,481 and $313,430 for the nine months ended September 30, 2024 and 2025, respectively.

Total future amortization expenses for finite-lived intangible assets were estimated as follows:

Remainder of 2025	$4,293
2026	16,597
2027	10,675
2028	9,082
2029	8,680
Thereafter	25,575
Total	$74,902

No impairment loss was made to the carrying amounts of the intangible assets for the three and nine months ended September 30, 2024 and 2025.

12.	Acquisition of subsidiaries

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

13.	Deposit paid for acquisition of long-term investments

Deposit paid for acquisition of long-term investments as of December 31, 2024 and September 30, 2025 consisted of the following:

	December 31,	September 30,
	2024	2025
Investments in non-marketable equity	$15,864,318	$16,262,446

On September 27, 2023, Nanjing CBAK entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in BAK SZ to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (the “Target Equity”). Pursuant to the terms of the Equity Transfer Agreement, Nanjing CBAK will pay the Target Equity in three (3) installments as follows: (i) RMB40 million (approximately $5.5 million) due prior to December 31, 2023; (ii) RMB90 million (approximately $12.4 million) due prior to September 30, 2024, and (iii) the remaining Target Equity balance of RMB130 million (approximately $17.8 million) due following SZ BAK’s successful transfer to Nanjing CBAK of the five percent (5%) equity interest in BAK SZ. Upon Nanjing CBAK having paid RMB130 million of the Target Equity, the parties shall work together to complete the registration of equity change with the local governmental authorities. The Equity Transfer Agreement may be terminated in writing through negotiation by all parties and the deposit paid was refundable on demand. The equity transfer process take longer than expected. Nanjing CBAK and SZ BAK have entered into supplemental agreement on March 7, 2025 to extend the transaction period. The Company has contributed RMB115.8 million (approximately $16.3 million) as of September 30, 2025 and up to the date of this report.

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

14.	Trade and Bills Payable

Trade and bills payable as of December 31, 2024 and September 30, 2025 consisted of the followings:

	December 31,	September 30,
	2024	2025
Trade payable	$26,317,312	$48,938,192
Bills payable
– Bank acceptance bills	57,297,394	68,795,885
– Letter of credit	1,109,680	702,178
	$84,724,386	$118,436,255

All the bills payable are of trading nature and will mature within one year from the issue date.

The bank acceptance bills were secured by:

(i)	the Company’s pledged deposits (Note 2) and term deposits (Note 3) ;

(ii)	$1.4 million and $1.3 million of the Company’s bills receivable as of December 31, 2024 and September 30, 2025, respectively (Note 4);

(iii)	The Company’s buildings (Note 7) and prepaid land use rights (Note 10).

15.	Loans

Bank loans:

Bank borrowings as of December 31, 2024 and September 30, 2025 consisted of the followings:

	December 31,	September 30,
	2024	2025
Short-term bank borrowings	$26,087,350	$29,569,757
Long-term bank borrowings	-	4,760,768
	$26,087,350	$34,330,525

In January 2023, Hitrans renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. On January 22, 2025, Hitrans and Bank of Communications entered into a new banking facilities for another five years from January 22, 2025 to January 22, 2030 for a maximum guarantee of loan amount to RMB155.8 million (approximately $21.5 million). The facility was secured by Hitrans’s land use rights and buildings. Under the facility, Hitrans borrowed RMB159.9 million (approximately $21.9 million) and RMB147.7 million (approximately $20.7 million ) as of December 31, 2024 and September 30, 2025, respectively, bearing interest at 2.5% to 3.45% per annum expiring through January to June 2026.

On January 17, 2022, Nanjing CBAK obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. Nanjing CBAK borrowed RMB10 million (approximately $1.4 million) on January 20, 2022 for a term until January 16, 2023. Nanjing CBAK repaid RMB10 million (approximately $1.4 million) early on January 5, 2023. On January 6, 2023, Nanjing CBAK borrowed a one-year term loan of RMB10 million (approximately $1.4 million) for a period of one year to January 4, 2024, bearing interest at 120% of benchmark rate of the PBOC for short-term loans, which is 3.85% per annum, while other terms and guarantee remain the same. Nanjing CBAK repaid the loan on January 4, 2024.

On February 9, 2022, NJ CBAK obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Nanjing CBAK borrowed RMB10 million (approximately $1.4 million) on February 17, 2022 for a term until January 28, 2023. Nanjing CBAK repaid RMB10 million (approximately $1.4 million) on January 16, 2023. On January 17, 2023, Nanjing CBAK borrowed a one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 129% of benchmark rate of PBOC for short-term loans, which is 4.70% per annum for a term until January 13, 2024. Nanjing CBAK repaid the loan on January 13, 2024.

On April 28, 2022, Nanjing CBAK obtained a three-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB12 million (approximately $1.7 million) with the term from April 21, 2022 to April 21, 2025. The facility was guaranteed by the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, Nanjing CBAK borrowed RMB10 million (approximately $1.5 million) on April 29, 2022, bearing interest at 3.95% per annum for a term until April 29, 2023. Nanjing CBAK repaid RMB10 million (approximately $1.4 million) on April 19, 2023. On April 20, 2023, Nanjing CBAK borrowed another one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 102.5% of benchmark rate of PBOC for short-term loans, which is 3.90% per annum for a term until April 19, 2024. Nanjing CBAK repaid the loan on April 19, 2024.

Nanjing CBAK entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.2 million) bearing interest rate at 4.6% per annum for a period from September 27, 2023 to August 31, 2024. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. NJ CBAK borrowed RMB9 million (approximately $1.3 million ) on September 27, 2023 for a term until August 31, 2024. Nanjing CBAK repaid the loan on August 31, 2024.

Hitrans entered into a loan agreement with China CITIC Bank Shaoxing Branch for a short-term loan of RMB4.8 million (approximately $0.7 million) from August 10, 2023 to May 2, 2024, bearing interest rate at 4.3% per annum. Hitrans repaid the loan on May 2, 2024.

On January 7, 2023, Nanjing CBAK obtained a two-year term facility from Postal Savings Bank of China, Nanjing Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by the Company’s former CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK Nanjing. Nanjing CBAK borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum. Nanjing CBAK repaid the above early on June 15, 2023. On June 27, 2023, Nanjing CBAK entered into another loan agreement for one year from June 27, 2023 to June 26, 2024 under the two-year term facility for a maximum loan amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.65 % pr annum. Nanjing CBAK borrowed RMB10 million (approximately $1.4 million) on the same date. The loan was guaranteed by the Company’s former CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK Nanjing. Nanjing CBAK repaid the loan on June 26, 2024.

On March 28, 2024, CBAK New Energy and Bank of China Limited entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. CBAK New Energy borrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by CBAK Power’s buildings in Dalian. CBAK New Energy repaid RMB5 million (approximately $0.7 million) on March 27, 2024. On March 28, 2024, CBAK New Energy borrowed another one-year loan of RMB5 million (approximately $0.7 million) bearing interest rate at 3.45% per annum. CBAK New Energy early repaid the loan on August 21, 2024.

On April 19, 2023, Nanjing CBAK and Bank of Nanjing Gaochun Branch entered into a short-term loan agreement for one year from April 10, 2023 to April 9, 2024 for RMB10 million (approximately $1.4 million) bearing interest rate at 3.7% per annum. Nanjing CBAK borrowed RMB10 million (approximately $1.4 million) on April 23, 2023. The loan was guaranteed by the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Nanjing CBAK repaid the loan on April 9, 2024.

On July 31, 2023, Nanjing CBAK obtained a three-year term facility from Bank of China Gaochun Branch, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from July 31, 2023 to July 30, 2026. The facility was guaranteed by the Company’s former CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, Nanjing CBAK borrowed RMB10 million (approximately $1.4 million) on July 31, 2023, bearing interest rate at 3.15% per annum. Nanjing CBAK repaid the loan on July 22, 2024.

On August 3, 2023, CBAK Energy and Bank of China entered into a short term loan agreement for one year from August 3, 2023 to August 2, 2024 for a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.55% per annum. CBAK Energy borrowed RMB10 million (approximately $1.4 million) on September 27, 2023. The loan was secured by CBAK Power’s buildings in Dalian. CBAK Energy repaid the loan on August 2, 2024.

On January 24, 2024, Hitrans entered into a short-term credit-guaranteed loan agreement with Zhejiang Shangyu Rural Commercial Bank for one year to January 17, 2025 with an amount of RMB5 million (approximately $0.7 million) bearing interest at 4.1% per annum. Hitrans borrowed RMB5 million (approximately $0.7 million) on the same date. Hitrans early repaid the loan on September 27, 2024.

On March 26, 2024, Hitrans entered into a short-term credit-guaranteed loan agreement with Zhejiang Shangyu Rural Commercial Bank for one year to March 25, 2025 with an amount of RMB5 million (approximately $0.7 million) bearing interest at 4.1% per annum. Hitrans borrowed RMB5 million (approximately $0.7 million) on the same date. Hitrans early repaid the loan on September 27, 2024.

On April 9, 2024, Hitrans and China Zheshang Bank Co., Ltd Shangyu Branch entered into a short-term loan agreement for one year from April 9, 2024 to April 7, 2025 for a maximum loan amount to RMB5.5 million (approximately $0.8 million) bearing interest rate at 4.05% per annum. Hitrans borrowed RMB5.5 million (approximately $0.8 million) on the same date. Hitrans early repaid the loan on January 24, 2025.

On June 24, 2024, CBAK Nanjing and Bank of China entered into a short-term loan agreement, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from June 24, 2024 to June 20, 2025.The loan was guaranteed by the Company’s former CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, CBAK Nanjing borrowed RMB10 million (approximately $1.4 million) on June 24, 2024, bearing interest rate at 3.0% per annum. CBAK Nanjing early repaid the loan on August 23, 2024.

On September 29, 2024, Hitrans and Zhejiang Shangyu Rural Commercial Bank entered into a short-term credit-guaranteed loan agreement for RMB15 million (approximately $2.0 million) with the term of one year from September 29, 2024 to September 26, 2025 bearing 4.00% interest rate. Hitrans borrowed RMB15 million (approximately $2.1 million) on the same date. Hitrans repaid the loan on September 26, 2025.

On December 31, 2024, Hitrans and China Everbright Bank Co., Ltd Shaoxing Branch entered into a short-term loan agreement for RMB10 million (approximately $1.4 million) with the term of one year from December 31, 2024 to December 30, 2025 bearing 2.9% interest rate. Hitrans borrowed RMB10 million (approximately $1.4 million)  on the same date.

On January 17, 2025, Hitrans entered into a long-term Maximum Pledge Agreement with Zhejiang Shangyu Rural Commercial Bank, for the period from January 17, 2025 to September 25, 2027, with a maximum facility amount of RMB76.56 million (approximately $10.54 million). The facility was secured by the land use right and buildings of Hitrans. Hitrans has borrowed RMB43.9 million (approximately $6.2 million)  as of September 30, 2025, bearing interest rate at 2.85%-3.6% per annum, of which RMB10 million (approximately $1.4 million) repayable on January 16, 2026, RMB30 million (approximately $4.2 million) repayable on September 25, 2027 and the remaining RMB3.9 million (approximately $0.5 million) repayable on June 20, 2027.

On January 20, 2025, Nanjing CBAK entered into an unsecured revolving loan agreement with Bank of Ningbo Co., Ltd. Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 2.8% per annum (LPR interest rate -30 bp), with a one-year loan period ending on January 20, 2026. Nanjing CBAK borrowed RMB10 million (approximately $1.4 million) under this loan agreement on January 20, 2025. Nanjing CBAK early repaid the loan on September 20, 2025.

On February 19, 2025, Nanjing CBAK obtained a RMB30 million facility (approximately $4.1 million) from Jiangsu Gaochun Rural Commercial Bank, with the term from February 19, 2025 to September 23, 2027. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment. Nanjing CBAK borrowed RMB3 million (approximately $0.4 million ) as of September 30, 2025, bearing interest rate at 2.98% per annum, repayable on May 19, 2026.

On February 25, 2025, Hitrans entered into a short-term factoring loan agreement with China Construction Bank Co., Ltd for a maximum amount of RMB10 million (approximately $1.4 million) for a period of one year from February 28, 2025 to February 27, 2026, bearing interest of 3.7% per annum. Hitrans borrowed RMB10 million (approximately $1.4 million)  on the same date.

On June 28, 2025, Nanjing CBAK entered into a short-term loan agreement with Agricultural Bank of China Co., Limited for RMB12 million (approximately $1.7 million) from June 28, 2025 to June 26, 2026, bearing interest 2.60% per annum. Nanjing CBAK borrowed RMB12 million (approximately $1.7 million) on the same date. Nanjing CBAK early repaid the loan on July 18, 2025.

On June 30, 2025, CBAK Power obtained a banking facility from China Guangfa Bank Co., Ltd with a maximum amount of RMB100 million (approximately $14 million) for a term to June 12, 2026 for short-term borrowings and issuance of acceptance bills to settle materials suppliers, guaranteed by Power’s buildings and pledged deposits. CBAK Power borrowed HKD 10 million (approximately $1.4 million)  from the above facility as of September 30, 2025, bearing interest at 2.65% per annum, repayable on August 14, 2026. CBAK Power has borrowed a series of bills $103.0 million (approximately $14.5 million) for various terms expiring through January to March 2026, which was secured by CBAK Power’s buildings and pledged deposit of RMB20.6 million (approximately $2.9 million) (note 2).

On July 30, 2025, Hitrans entered into a short-term loan agreement with Industrial Bank Co., Ltd for RMB10 million (approximately $1.4 million) for a period of one year bearing interest of 3% per annum. Hitrans borrowed RMB10 million (approximately $1.4 million)  on July 31, 2025.

On August 21, 2025, CBAK Power entered into a short-term loan agreement with China Construction Bank for RMB10 million (approximately $1.4 million) for a period of one year, bearing interest of 2.2% per annum. CBAK Power borrowed RMB10 million (approximately $1.4 million) on August 29, 2025 and repayable on August 21, 2026.

CBAK Power and Nanjing CBAK obtained banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB690 million (approximately $96.3 million) with the term to March 16, 2026. CBAK Power and Nanjing CBAK borrowed a series of acceptance bills totaling RMB108.3 million (approximately $15.2 million) for various terms expiring through October 2025 to March 2026, which was secured by the CBAK Power’s and Nanjing CBAK’s pledged deposit of RMB104.9 million (approximately $14.7 million) (note 2) and CBAK Power’s and Nanjing CBAK’s bills receivables of RMB7.2 million (approximately $1.0 million) (note 4).

Hitrans renewed the banking facilities from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB150 million (approximately $20.9 million) with the term to May 28, 2026. Hitrans borrowed a series of acceptance bills totaling RMB93.9 million (approximately $13.2 million) for various terms expiring through October 2025 to March 2026, which was secured by Hitrans’s pledged deposit of RMB93.9 million (approximately $13.2 million) (note 2).

Nanjing CBAK borrowed a series of acceptance bills from Bank of Nanjing totaling RMB40.5 million (approximately $5.7 million) for various terms expiring through October 2025 to March 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB30.7 million (approximately $4.3 million) (note 2) and the balance guaranteed by 100% equity in CBAK Nanjing held by BAK Investment.

Nanjing CBAK borrowed a series of acceptance bills from Bank of Ningbo totaling RMB24.5 million (approximately $3.4 million) for various terms expiring through October 2025 to March 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB24.5 million (approximately $3.4 million) (note 2).

Hitrans borrowed a series of acceptance bills from Bank of Communications Co., Ltd. Shangyu Branch totaling RMB43.2 million (approximately $6.1 million) expiring through October 2025 to February 2026, which was secured by Hitrans’s pledged deposit of RMB43.2 million (approximately $6.1 million) (note 2).

Hitrans borrowed a series of acceptance bills from China CITIC Bank Co., Ltd totaling RMB3.2 million (approximately $0.5 million) expiring in November 2025, which was secured by Hitrans’s pledged deposit of RMB1.4 million (approximately $0.2 million) (note 2) and bills receivables of RMB1.8 million (approximately $0.2 million) (note 4).

Hitrans borrowed a series of acceptance bills from Zhejiang Shangyu Rural Commercial Bank Co., Ltd totaling RMB20.0 million (approximately $2.8 million) expiring through October 2025 to March 2026, which was secured by Hitrans’s pledged deposit of RMB20.0 million (approximately $2.8 million) (note 2).

CBAK Power borrowed a series of acceptance bills from Industrial and Commercial Bank of China totaling RMB10.9 million (approximately $1.5 million) expiring through January to March 2026, which was secured by CBAK Power’s pledged deposit of RMB10.9 million (approximately $1.5 million) (note 2).

Hitrans borrowed a series of acceptance bills from Industrial Bank totaling RMB16.0 million (approximately $2.3 million) expiring in March 2026, which was secured by Hitrans’s pledged deposit of RMB11.0 million (approximately $1.5 million) (note 2).

Nanjing CBAK borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB26.5 million (approximately $3.7 million) expiring through January to March 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB7.8 million (approximately $1.1 million) (note 2) and the balance guaranteed by 100% equity in CBAK Naning held by BAK Investment.

Nanjing CBAK obtained a letter of credit from Bank of Ningbo of RMB5 million (approximately $0.7 million) for settlement of materials purchase bearing interest rate at 1.15% per for a period of one year from to September 18, 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB5 million (approximately $0.7 million) (note 2).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	September 30,
	2024	2025
Pledged deposits (note 2)	$54,061,642	$52,502,061
Short-term deposits (note 3)	2,000,000	-
Bills receivables (note 4)	1,395,874	1,264,074
Right-of-use assets (note 10)	4,982,972	12,214,974
Buildings (note 7)	3,818,112	28,358,067
Construction-in-progress (note 8)	-	19,286,425
	$66,258,600	$113,625,601

As of September 30, 2025, the Company had $20.2 unutilized committed banking facilities.

During the three months ended September 30, 2024 and 2025, interest of $274,114 and $298,852 were incurred on the Company’s bank borrowings, respectively.

During the nine months ended September 30, 2024 and 2025, interest of $901,850 and $822,104 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2024 and September 30, 2025 consisted of the following:

		December 31,	September 30,
	Note	2024	2025
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li, the Company’s Former CEO	(b)	158,889	157,857
		258,889	257,857
Advances from unrelated third party
– Mr. Wenwu Yu	(c)	1,347	1,380
– Ms. Longqian Peng	(c)	6,980	7,156
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(d)	68,499	70,219
		76,826	78,755
		$335,715	$336,612

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(d)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of September 30, 2025, loan amount of RMB0.5 million ($0.1 million) remained outstanding.

During the three months ended September 30, 2024 and 2025, interest of $2,140 and $2,142 were incurred on the Company’s borrowings from unrelated parties, respectively.

During the nine months ended September 30, 2024 and 2025, interest of $6,349 and $6,301 were incurred on the Company’s borrowings from unrelated parties, respectively.

16.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2024 and September 30, 2025 consisted of the following:

	December 31,	September 30,
	2024	2025
Construction costs payable	$11,570,384	$15,401,619
Equipment purchase payable	10,871,081	22,956,432
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	6,253,168	6,374,240
Customer deposits	6,856,137	8,236,707
Deferred revenue	4,831,774	10,520,723
Accrued expenses	2,059,252	2,623,215
Interest payables	69,927	75,858
Other tax payables	1,175,339	1,065,402
Dividend payable to non-controlling interest to Hitrans	1,221,915	1,252,580
Payables to suppliers for non-operating agency-based service	11,981,065	7,123,852
Other payable	185,474	465,741
	$58,285,635	$77,306,488

*	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2024 and September 30, 2025, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2024 and September 30, 2025, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

17.	Balances and Transactions with Related Parties

The principal related parties with which the Company had transactions during the years/ periods presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of Hitrans
Zhengzhou BAK Battery Co., Ltd (“Zhengzhou BAK”)	Note a
Shenzhen BAK Battery Co., Ltd (“SZ BAK”)	Former subsidiary and refer to Note b
Shenzhen BAK Power Battery Co., Ltd (“BAK SZ”)	Former subsidiary and refer to Note b
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”)	Note c
Fuzhou BAK Battery Co., Ltd (“Fuzhou BAK”)	Note d
Zhengzhou BAK Electronics Co., Ltd	Note e
Zhengzhou BAK New Energy Vehicle Co., Ltd	Note f

(a)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK is a wholly owned subsidiary of BAK SZ.

(b)

Mr. Xiangqian Li, the Company’s former CEO, is a director of SZ BAK and BAK SZ. On September 27, 2023, Nanjing CBAK entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with SZ BAK, under which SZ BAK shall sell a five percent (5%) equity interest in BAK SZ to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (note 13).

(c)

On September 27, 2023, Hitrans entered into an Equity Transfer Contract (the “Equity Transfer Contract”) with Mr. Shengyang Xu, pursuant to which Hitrans will initially acquire a 26% equity interest in Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”) from Mr. Xu, an individual who currently holds 97% of Zhejiang Shengyang, for a price of RMB28.6 million (approximately $3.9 million) (the “Initial Acquisition”). Neither Mr. Xu, nor Zhejiang Shengyang is related to the Company. (note 9)

(d)	Zhengzhou BAK has 51% equity interest in Fuzhou BAK. Zhengzhou BAK is a wholly owned subsidiary of BAK SZ.

(e)	Mr. Xiangqian Li, the Company’s former CEO, is a director of BAK SZ, which has 95% equity interests in Zhengzhou BAK Electronics Co., Ltd.

(f)	SZ BAK was the former shareholder of Zhengzhou BAK New Energy Vehicle Co., Ltd to April 10, 2023.

Related party transactions

The Company entered into the following significant related party transactions:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Purchase of batteries from Zhengzhou BAK	$24,595	$816,211	$7,036,768	$3,698,469
Purchase of batteries from Fuzhou BAK	1,519	294,374	12,809	301,445
Purchase of materials from Zhejiang Shengyang	1,419,467	1,278,400	4,792,917	5,063,306
Sub-contracting services provided by Fuzhou BAK	-	1,775,551	-	1,775,551
Sales of cathode raw materials to Zhengzhou BAK	5,166,669	4,932,488	14,183,130	10,966,505
Sales of cathode raw materials to BAK SZ	6,576	1,766	21,534	7,562
Sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd	186,764	327,434	337,115	795,963
Sales of cathode raw materials to Zhengzhou BAK in relation to non-operating agency-based service	-	9,753	-	2,238,408
Sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd in relation to non-operating agency-based service	-	582	-	133,646
Sales of cathode raw materials to BAK SZ in relation to non-operating agency-based service	-	21	-	4,783
Sales of batteries to Fuzhou BAK	155	-	76,076	-
Sales of batteries to Zhengzhou BAK New Energy Vehicle Co., Ltd.	-	77	-	17,648

Related party balances

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2024 and September 30, 2025:

Receivables from former subsidiary

	December 31, 2024	September 30, 2025
Receivables from BAK SZ	$12,399	$1,994

Balance as of December 31, 2024 and September 30, 2025 represented trade receivable for sales of cathode raw materials to BAK SZ.

Other balances due from/ (to) related parties

	December 31, 2024	September 30, 2025
Trade receivable, net – Zhengzhou BAK (i)	$5,970,184	$5,615,672
Trade receivable, net – Zhengzhou BAK Electronics Co., Ltd. (ii)	$135,012	$372,581
Trade receivable, net – Zhengzhou BAK New Energy Vehicle Co. Ltd	$-	$19,994
Bills receivable – Issued by Zhengzhou BAK (iii)	$459,905	$-
Prepayment to supplier – Zhengzhou BAK (iv)	$3,738,228	$-
Prepayment to supplier – Zhengzhou BAK New Energy Vehicle Co., Ltd (v)	$205,496	$-
Trade payable, net – Zhengzhou BAK (vi)	$66,084	$1,066,433
Trade payable, net – Zhejiang Shengyang (vii)	$1,486,765	$1,644,800
Trade payable, net –Fuzhou BAK (viii)	$-	$2,135,557
Payable for non-operating agency-based service – Zhejiang Shengyang (ix)	$1,338,794	$-
Deposit paid for acquisition of long-term investments – BAK SZ (note 13)	$15,864,318	$16,262,446
Dividend payable to non-controlling interest of Hitrans (note 16)	$1,221,915	$1,252,580

(i)	Representing trade receivable from sales of cathode raw materials to Zhengzhou BAK Battery Co., Ltd. Up to the date of this report, Zhengzhou BAK Battery Co., Ltd. repaid $2.2 million to the Company.

(ii)

Representing trade receivables from sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd. Up to the date of this report, Zhengzhou BAK Electronics Co., Ltd repaid $0.1 million to the Company.

(iii)	Representing bills receivable issued by Zhengzhou BAK Battery Co., Ltd.as of December 31, 2024 were pledged to bank as security for issuance of bills payable (note 14).

(iv)	Representing the prepayments for purchase of batteries.

(v)	Representing the prepayments for purchase of raw materials for manufacturing. The contract was cancelled on December 10, 2024 and the prepayment was refunded to the Company in March 2025.

(vi)	Representing trade payables on purchase of batteries.

(vii)	Representing trade payables on purchase of materials for manufacturing from Zhejiang Shengyang.

(viii)	Representing payables for sub-contracting services provided by Fuzhou BAK.

(ix)	Representing payables on purchase of materials from Zhejiang Shengyang in relation to non-operating agency-based service.

Payables to a former subsidiary

Payables to a former subsidiary as of December 31, 2024 and September 30, 2025 consisted of the following:

	December 31,	September 30,
	2024	2025
Payables to Shenzhen BAK Power Battery Co., Ltd	$(419,849)	$(412,155)

Balance as of December 31, 2024 and September 30, 2025 consisted of payables for purchase of inventories from Shenzhen BAK Power Battery Co., Ltd.

18.	Deferred Government Grants

Deferred government grants as of December 31, 2024 and September 30, 2025 consist of the following:

	December 31,	September 30,
	2024	2025
Total government grants	$8,136,469	$10,759,522
Less: Current portion	(556,214)	(570,172)
Non-current portion	$7,580,255	$10,189,350

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

Government grants were recognized in the consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Cost of revenues	$108,169	$128,213	$324,569	$381,317
General and administrative expenses	9,443	9,450	28,214	28,104
Research and development expenses	4,124	4,127	12,322	12,274
Other income, net	70,427	954,227	474,050	1,096,195
	$192,163	$1,096,017	$839,155	$1,517,890

19.	Product Warranty Provisions

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2024	September 30, 2025
Balance at beginning of year/ period	$546,444	$444,114
Warranty costs incurred	(245,328)	(14,269)
Provision for the year/ period	156,832	55,112
Foreign exchange adjustment	(13,834)	11,720
Balance at end of year/ period	444,114	496,677
Less: Current portion	(23,426)	(23,453)
Non-current portion	$420,688	$473,224

20.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes expenses consisted of:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
PRC income tax:
Current income tax (credit)	$339,287	$(183,853)	$2,188,800	$(183,853)
Deferred income tax expenses (credit)	-	-	-	-
	$339,287	$(183,853)	$2,188,800	$(183,853)

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

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2024 and September 30, 2025, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

No provision for income taxes in the United States has been made as CBAK had no taxable income for the three and nine months ended September 30, 2024 and 2025.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three and nine months ended September 30, 2024 and 2025 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

Malaysia Tax

CBAK Malaysia is subject to income tax laws of Malaysia at the statutory rate of 24%. CBAK Malaysia was newly incorporated on April 30, 2025 and did not have any operations as of the date of this report. There was no assessable profits arising in or derived from Malaysia for the three and nine months ended September 30, 2025.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
(Loss) income before income taxes	$(346,252)	$1,898,695	$17,098,920	$(3,512,685)
United States federal corporate income tax rate	21%	21%	21%	21%
Income tax expenses (credit) computed at United States statutory corporate income tax rate	(72,713)	398,725	3,590,773	(737,664)
Reconciling items:
Rate differential for PRC earnings	(6,850)	93,456	756,176	(86,507)
Tax effect of entity at preferential tax rate	140,894	(405,898)	(2,191,866)	(260,469)
Non-taxable (income) expenses, net	24,551	66,710	323,077	247,612
Share based payments	12,190	2,922	56,031	13,401
(Under provision) over provision of income tax for prior year, net	(446)	(4,313)	(218,623)	(805,999)
Utilization of tax losses	(3,864)	(561,980)	(1,894,773)	(919,718)
Valuation allowance on deferred tax assets	245,525	226,525	1,768,005	2,365,491
Income tax expenses (credit)	$339,287	$(183,853)	$2,188,800	$(183,853)

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2024 and September 30, 2025 are presented below:

	December 31, 2024	September 30, 2025
Deferred tax assets
Trade receivable	$723,916	$670,835
Inventories	591,678	714,716
Property, plant and equipment	1,992,540	1,999,877
Non-marketable equity securities	91,842	93,580
Equity method investment	343,850	345,248
Intangible assets	133,684	149,773
Accrued expenses, payroll and others	614,417	700,290
Provision for product warranty	66,617	74,053
Net operating loss carried forward	38,116,873	38,799,774
Valuation allowance	(42,522,990)	(43,423,967)
Deferred tax assets, non-current	$152,427	$124,179

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$152,427	$124,179

As of September 30, 2025, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of September 30, 2025, the Company’s PRC subsidiaries had net operating loss carry forwards of $58,760,235, which will expire in various years through 2025 to 2034. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 and $3,042,602 representing the PRC statutory reserve of the subsidiary as of December 31, 2024 and September 30, 2025, respectively, are also considered under restriction for distribution.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $1,502,916 (RMB10,772,064) and $1,167,156 (RMB8,360,395) for the three months ended September 30, 2024 and 2025, respectively. The total employee benefits expensed as incurred were $4,074,966 (RMB29,309,601) and $3,303,846 (RMB23,856,744) for the nine months ended September 30, 2024 and 2025, respectively.

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

As of September 30, 2025, there was no unrecognized stock-based compensation associated with the above restricted shares. As of September 30, 2025, 1,667 vested shares were to be issued.

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

As of September 30, 2025, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

The fair value of the stock options granted to directors of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk free interest rate of 1.26%, and dividend yield of 0%. The fair value of 350,000 stock options to directors of the Company was $479,599 at the grant date. For the three and nine months ended September 30, 2024 and 2025, the Company recorded nil as stock compensation expenses.

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. For the three and nine months ended September 30, 2024 and 2025, the Company recorded nil as stock compensation expenses.

As of September 30, 2025, there was unrecognized stock-based compensation $662,116 associated with the above options granted.

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

During the three months ended September 30, 2024 and 2025, the Company recorded $51,081 and $10,557, respectively as share-based compensation expenses in respect of the above stock options granted.

During the nine months ended September 30, 2024 and 2025, the Company recorded $238,190 and $49,375, respectively as share-based compensation expenses in respect of the above stock options granted.

All the restricted share units granted on April 11, 2023 had been vested on December 31, 2023. As of September 30, 2025, there was unrecognized stock-based compensation of $10,559 associated with the above option granted.

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

The Company recorded non-cash share-based compensation expense of $6,968 and $3,366 for the three months ended September 30, 2024 and 2025, respectively, in respect of the restricted share units and stock options granted on August 22, 2023.

The Company recorded non-cash share-based compensation expense of $28,625 and $14,437 for the nine months ended September 30, 2024 and 2025, respectively, in respect of the restricted share units and stock options granted on August 22, 2023.

As of September 30, 2025, there was unrecognized stock-based compensation of $5,715 associated with the above option granted.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2025	1,455,170	$1.31	$-	3.4
Exercisable at January 1, 2025	1,434,958	$1.35	$-	3.4

Granted	-	-	-	-
Exercised	112,500	0.98	-	-
Forfeited	(121,000)	0.98	-	-
Outstanding at September 30, 2025	917,170	$1.31	$-	1.9
Exercisable at September 30, 2025	1,739,458	$1.28	$-	2.8

*	The intrinsic value of the stock options at September 30, 2025 is the amount by which the market value of the Company’s common stock of $0.89 as of September 30, 2025 do not exceeds the average exercise price of the option.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and nine months ended September 30, 2024 and 2025.

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

The following is the calculation of income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Net income (loss)	$(685,539)	$2,082,548	$14,910,120	$(3,328,832)
Less: Net loss attributable to non-controlling interests	703,186	567,955	1,389,439	1,327,137
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	$17,647	$2,650,503	$16,299,559	$(2,001,695)

Weighted average shares outstanding – basic	89,931,617	89,644,226	89,929,477	89,450,015
Dilutive unvested restricted stock and share option	298,232	17,473	337,954	-
Weighted average shares outstanding - diluted	90,229,849	89,661,699	90,267,431	89,450,015

Income per share
- Basic	$0.00	$0.03	$0.18	$(0.02)
- Diluted	$0.00	$0.03	$0.18	$(0.02)

For the three and nine months ended September 30, 2024, all the outstanding warrants were anti-dilutive and excluded from shares used in the diluted computation.

26.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2024 and September 30, 2025, the Company had the following contracted capital commitments:

	December 31, 2024	September 30, 2025
For construction of buildings	$1,677,191	$4,112,650
For purchases of equipment	53,300,030	57,881,051
Capital injection	254,204,390	261,304,059
	$309,181,611	$323,297,760

(ii)	Litigation

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

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1.5 million (RMB10,257,030), including equipment cost of $1.3 million (RMB9,072,000) and interest amount of $0.2 million (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2023 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB 15,120,000 ($2.2 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of September 30, 2025, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.2 million (RMB15,120,000) under capital commitments.

27.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended September 30, 2024 and 2025 as follows:

	Three months ended September 30,
Sales of finished goods and raw materials	2024		2025
Customer A	$8,581,026	19.2%	$	*	*
Customer B	9,061,625	20.3%		*	*
Customer C	*	*		10,439,859	17.1%
Zhengzhou BAK Battery Co., Ltd	5,166,670	11.6%		*	*

The Company had the following customers that individually comprised 10% or more of net revenue for the nine months ended September 30, 2024 and 2025 as follows:

	Nine months ended September 30,
Sales of finished goods and raw materials	2024		2025
Customer A	$15,584,538	10.3%	$17,671,320	13.0%
Customer B	57,550,494	38.1%	*	*

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2024 and September 30, 2025 as follows:

	December 31, 2024		September 30, 2025
Customer A	$10,676,044	41.5%	$3,050,845	12.5%
Zhengzhou BAK (note 17)	5,970,184	23.2%	5,615,672	23.0%

*	Comprised less than 10% of net accounts receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended September 30, 2024 and 2025 as follows:

	Three months ended September 30,
	2024			2025
Supplier A	$	*	*	$9,086,462	19.9%
Supplier B		*	*	5,277,642	11.6%
Supplier C		3,504,195	11.9%	*	*
Supplier D		3,548,023	12.0%	*	*

The Company had the following suppliers that individually comprised 10% or more of net purchase for the nine months ended September 30, 2024 and 2025 as follows:

	Nine months ended September 30,
	2024			2025
Supplier A	$	*	*	$15,640,546	13.6%
Supplier B		*	*	11,685,407	10.2%

%*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2024 and September 30, 2025 as follows:

	December 31, 2024			September 30, 2025
Supplier A	$	*	*	$6,886,452	14.1%
Supplier B		*	*	5,766,916	11.8%
Supplier D		3,263,562	12.4%	*	*

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2024 and September 30, 2025 substantially all of the Company’s cash and cash equivalents were held by major financial institutions and online payment platforms located in the PRC, which management believes are of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

The Company determined that for the three and nine months ended September 30 2024 and 2025, it operated in two operating segments namely CBAK and Hitrans. CBAK’s segment mainly includes the manufacture, commercialization and distribution of a wide variety of standard and customized lithium-ion rechargeable batteries for use in a wide array of applications. Hitrans’ segment mainly includes the development and manufacturing of NCM precursor and cathode materials.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income (loss), finance income (expense), other income (expenses) and net income (loss). Net revenue, cost of revenues, operating expenses, operating income, finance income (expense), other income (expenses) and net income (loss) by segment for the three and nine months ended September 30, 2024 and 2025 were as follows:

For the three months ended September 30, 2024	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$33,461,793	$11,166,448	$-	$44,628,241
Cost of revenues	(25,796,784)	(11,876,900)	-	(37,673,684)
Gross profit (loss)	7,665,009	(710,452)	-	6,954,557
Total operating expenses	(5,778,378)	(1,887,142)	(116,910)	(7,782,430)
Operating income (loss)	1,886,631	(2,597,594)	(116,910)	(827,873)
Finance income (expense), net	28,366	(68,718)	2	(40,350)
Other (expenses) income, net	459,628	62,343	-	521,971
Income tax expenses	(339,287)	-	-	(339,287)
Net income (loss)	2,035,338	(2,603,969)	(116,908)	(685,539)

For the three months ended September 30, 2025	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$33,708,106	$27,215,454	$-	$60,923,560
Cost of revenues	(29,292,821)	(26,755,016)	-	(56,047,837)
Gross profit (loss)	4,415,285	460,438	-	4,875,723
Total operating expenses	(6,166,204)	(2,408,928)	(334,264)	(8,909,396)
Operating loss	(1,750,919)	(1,948,490)	(334,264)	(4,033,673)
Finance expense, net	(3,280)	(216,100)	(388)	(219,768)
Other (expenses) income, net	6,102,229	49,907	-	6,152,136
Income tax credit	183,853	-	-	183,853
Net income (loss)	4,531,883	(2,114,683)	(334,652)	2,082,548

For the nine months ended September 30, 2024	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$113,897,786	$37,345,932	$-	$151,243,718
Cost of revenues	(74,856,962)	(37,923,126)	-	(112,780,088)
Gross profit	39,040,824	(577,194)	-	38,463,630
Total operating expenses	(16,541,643)	(5,001,025)	(1,538,372)	(23,081,040)
Operating income (loss)	22,499,181	(5,578,219)	(1,538,372)	15,382,590
Finance income (expenses), net	659,542	(1,397)	(111)	658,034
Other income, net	640,485	417,811	-	1,058,296
Income tax expenses	(2,188,800)	-	-	(2,188,800)
Net income (loss)	21,610,408	(5,161,805)	(1,538,483)	14,910,120

For the nine months ended September 30, 2025	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$75,161,581	$61,225,213	$-	$136,386,794
Cost of revenues	(62,614,561)	(59,632,367)	-	(122,246,928)
Gross profit	12,547,020	1,592,846	-	14,139,866
Total operating expenses	(16,422,911)	(6,948,143)	(1,195,080)	(24,566,134)
Operating income (loss)	(3,875,891)	(5,355,297)	(1,195,080)	(10,426,268)
Finance income (expenses), net	216,375	(553,159)	(1,167)	(337,951)
Other income, net	6,273,073	978,461	-	7,251,534
Income tax credit	183,853	-	-	183,853
Net income (loss)	2,797,410	(4,929,995)	(1,196,247)	(3,328,832)

As of September 30, 2025
Identifiable long-lived assets	139,597,000	47,973,058	-	187,570,058
Total assets	250,358,227	113,394,735	110,102	363,863,064

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
High power lithium batteries used in:
Electric vehicles	$333,216	$57,283	$1,012,655	$736,929
Light electric vehicles	4,913,644	18,172,629	8,249,437	23,444,127
Residential energy supply & uninterruptable supplies	28,214,933	15,478,194	104,635,694	50,980,525
	33,461,793	33,708,106	113,897,786	75,161,581

Materials used in manufacturing of lithium batteries
Cathode	9,342,507	26,055,220	26,776,945	54,609,286
Precursor	1,823,941	1,160,234	10,568,987	6,615,927
	11,166,448	27,215,454	37,345,932	61,225,213
Total consolidated revenue	$44,628,241	$60,923,560	$151,243,718	$136,386,794

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Mainland China	$27,712,677	$40,247,942	$75,886,271	$104,233,354
Europe	11,779,738	312,578	65,883,182	5,080,734
India	4,688,740	6,286,051	6,754,435	10,488,647
Africa	-	10,439,863	-	10,440,955
Others	447,086	3,637,126	2,719,830	6,143,104
Total	$44,628,241	$60,923,560	$151,243,718	$136,386,794

Substantially all of the Company’s long-lived assets are located in the PRC.

29.	Subsequent events

The Company has evaluated subsequent events from September 30, 2025 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Overview

We are a manufacturer of new energy high power lithium and sodium batteries that are mainly used in light electric vehicles, electric vehicles, energy storage such as residential energy supply & uninterruptible power supply (UPS) application, and other high-power applications. Our primary product offerings consist of new energy high power lithium and sodium batteries. In addition, after completing the acquisition of 81.56% of registered equity interests (such ownership percentage thereafter reduced to 67.33% of registered equity interests (representing 72.99% of paid-up capital as of September 30, 2025)) of Hitrans in November 2021, we entered the business of developing and manufacturing NCM precursor and cathode materials. Hitrans is a leading developer and manufacturer of ternary precursor and cathode materials in China, whose products are widely used in batteries for electric vehicles, electric tools, high-end digital products and storage, among others.

As of September 30, 2025, we report financial and operational information in two segments: (i) production of high-power lithium and sodium battery cells, and (ii) manufacture and sale of materials used in high-power lithium battery cells.

We currently conduct our business primarily through (i) CBAK Power; (ii) Nanjing CBAK; (iii) CBAK Shangqiu; (iv) Nanjing BFD; and (v) Hitrans.

Financial Performance Highlights for the Quarter Ended September 30, 2025

The following are some financial highlights for the quarter ended September 30, 2025:

●	Net revenues: Net revenues increased by $16.3 million, or 37%, to $60.9 million for the three months ended September 30, 2025, from $44.6 million for the same period in 2024.

●	Gross profit: Gross profit was $4.9 million, representing a decrease of $2.1 million, for the three months ended September 30, 2025 from gross profit of $7.0 million for the same period in 2024.

●	Operating loss: Operating loss was $4.0 million for the three months ended September 30, 2025, reflecting an increase in loss of $3.2 million from of $0.8 million for the same period in 2024.

●	Net income: Net income was $2.7 million for the three months ended September 30, 2025, compared to $0.02 million for the same period in 2024.

●	Fully diluted income (loss) per share: Fully diluted income per share was $0.03 for the three months ended September 30, 2025, as compared to fully diluted loss per share of $0.0 for the same period in 2024.

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2025

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Change
	2024	2025	$	%
Net revenues	$44,628	$60,924	16,296	37%
Cost of revenues	(37,674)	(56,048)	(18,374)	49%
Gross profit	6,954	4,876	(2,078)	-30%

Operating expenses:
Research and development expenses	(3,434)	(3,861)	(427)	12%
Sales and marketing expenses	(1,023)	(1,333)	(310)	30%
General and administrative expenses	(2,779)	(3,873)	(1,094)	39%
Allowance for expected credit losses, net	(546)	157	703	-129%
Total operating expenses	(7,782)	(8,910)	(1,128)	14%
Operating loss	(828)	(4,034)	(3,206)	387%
Finance expenses, net	(40)	(220)	(180)	450%
Other income, net	522	6,152	5,630	1,079%
Share of loss of equity investee	-	-	-	n/a
Gain on disposal of equity investee	-	-	-	n/a
(Loss) income before income tax	(346)	1,898	2,244	-649%
Income tax (expense) credit	(340)	184	524	-154%
Net (loss) income	(686)	2,082	2,768	-403%
Less: Net loss attributable to non-controlling interests	703	568	(135)	-19%
Net income attributable to shareholders of CBAK Energy Technology, Inc.	$17	$2,650	2,633	15,488%

Net revenues. Net revenues increased by $16.3 million, or 37%, to $60.9 million for the three months ended September 30, 2025, from $44.6 million for the same period in 2024.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended September 30,		Change
	2024	2025	$	%
High power lithium batteries used in:
Electric vehicles	$334	$57	(277)	-83%
Light electric vehicles	4,913	18,173	13,260	270%
Residential energy supply & uninterruptable supplies	28,215	15,479	(12,736)	-45%
	33,462	33,709	247	1%

Materials used in manufacturing of lithium batteries
Cathode	9,342	26,055	16,713	179%
Precursor	1,824	1,160	(664)	-36%
	11,166	27,215	16,049	144%
Total	$44,628	$60,924	16,296	37%

Net revenues from sales of batteries for electric vehicles were approximately $0.3 million and $0.06 million for the three months ended September 30, 2024 and 2025, respectively.

Net revenues from sales of batteries for light electric vehicles were $18.2 million for the three months ended September 30, 2025, as compared to $4.9 million in the same period of 2024, marking an increase of $13.3 million, or 270%. We strive to continue to penetrate the market for batteries used in light electric vehicles, especially the international markets such as India and Vietnam. We believe that our sales campaign in the international markets has contributed to a rebound in our sales volume in this sector.

Net revenues from sales of batteries for residential energy supply & uninterruptable power supplies were $15.5 million in the three months ended September 30, 2025, as compared with $28.2 million in the same period in 2024, representing a decrease of $12.7 million, or 45%. The substantial decline primarily stems from production changes at our Dalian facilities, where a major portion of its customers are in the residential energy supply sector. These facilities are currently undergoing a product portfolio upgrade, transitioning from Model 26650, a battery model used for about two decades, to Model 40135, a much larger and modern model that the current market prefers, for our customers.

Net revenues from sales of materials used in manufacturing of lithium batteries were $27.2 million for the three months ended September 30, 2025, as compared to $11.2 million for the same period of 2024, representing an increase of $16.0 million, or 144%. The Company’s raw materials division, Hitrans, has been making significant efforts to expand its market presence. In the third quarter and the first half of 2025, Hitrans successfully secured several new customers, which contributed to the growth in net revenues from raw materials sales. Additionally, a slight decline in raw material prices for Hitrans’s products during the first half of 2025 further stimulated customer demand and encouraged order placements.

Cost of revenues. Cost of revenues increased to $56.1 million for the three months ended September 30, 2025, as compared to $37.7 million for the same period in 2024, an increase of $18.4 million, or 49%. The cost of revenues includes write down of obsolete inventories of $1.2 million for the three months ended September 30, 2025, as compared to write down of obsolete inventories of $1.4 million for the same period in 2024. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the three months ended September 30, 2025 was $4.9 million, or 8.0% of net revenues as compared to gross profit of $7.0 million, or 15.6% of net revenues, for the same period in 2024. The significant decline in gross profits aligns with the substantial drop in sales of batteries for residential energy supply and uninterruptible power supplies, which have a higher gross profit margin compared to other products. We expect gross profit margins to gradually recover upon the upgrade from Model 26650 to Model 40135.

Research and development expenses. Research and development expenses were $3.9 million for the three months ended September 30, 2025, increased by $0.5 million as compared to $3.4 million for the three months ended September 30, 2024. The increase primarily resulted from the increase of materials and consumables used for the development of series 40 batteries. The materials and consumables used were $0.9 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively.

Sales and marketing expenses. Sales and marketing expenses increased to $1.3 million for the three months ended September 30, 2025, as compared to approximately $1.0 million for the same period in 2024, an increase of approximately $0.3 million, or 30%. The increase was mainly resulted from the delivery and declaration expenses incurred for the sales to India and Africa. The delivery and declaration expenses for these countries were higher compared to others.

General and administrative expenses. General and administrative expenses increased to $3.9 million, or 6.4% of revenues, for the three months ended September 30, 2025, increased by $1.1 million as compared to $2.8 million, or 6.2% of revenues, for the same period in 2024. The increase primarily resulted from salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK and CBAK Power on the new production lines. We incurred $1.8 million in salaries and social insurance cost (including share-based compensation) during the three months ended September 30, 2025 compared to $1.4 million during the three months ended September 30, 2024. With the expansion of our business, operating expenses, including lease expenses, travelling, utilities and other tax increased by $0.3 million for the three months ended September 30, 2025 compared to the same period in 2024.

Allowance for expected credit losses, net. We have a reversal on allowance of credit loss of $0.2 million for the three months ended September 30, 2025 compared to an allowance of $0.5 million for the three months ended September 30, 2024. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss was $4.0 million for the three months ended September 30, 2025, as compared to $0.8 million for the same period in 2024, representing a $3.2 million increase in loss or 387%.

Finance income (expenses), net. Finance expenses, net was $219,768 for the three months ended September 30, 2025, as compared to $40,350 for the same period in 2024. The finance expenses increase mainly resulted from the decrease in the interest capitalization for the three months ended September 30, 2025. We capitalized interest on bank borrowings of $7,252 and $169,159 to the cost of construction in progress for the three months ended September 30, 2025 and 2024, respectively.

Other income (expenses), net. Other income was $6.2 million for the three months ended September 30, 2025, compared to $0.5 million for the same period in 2024. For the three months ended September 30, 2025, we received a $5.0 million compensation from a cancelled order from our customer.

Income tax credit (expenses). Income tax credit was $0.2 million compared to an income tax expense of $0.3 million for the three months ended September 30, 2025 and 2024, respectively. The income tax credit was from our batteries segment on the finalization of the income tax for the fiscal 2024 whereas tax expense for the three months ended September 30, 2024 were incurred by our batteries segment.

Net income (loss). As a result of the foregoing, we had a net income of $2.7 million for the three months ended September 30, 2025, compared to a net income of $17,647 for the same period in 2024.

Comparison of Nine Months Ended September 30, 2024 and 2025

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Change
	2024	2025	$	%
Net revenues	$151,244	$136,387	(14,857)	-10%
Cost of revenues	(112,780)	(122,247)	(9,467)	8%
Gross profit	38,464	14,140	(24,324)	-63%

Operating expenses:
Research and development expenses	(9,205)	(10,499)	(1,294)	14%
Sales and marketing expenses	(4,115)	(3,180)	935	-23%
General and administrative expenses	(10,002)	(11,028)	(1,026)	10%
Allowance for expected credit losses, net	241	140	(101)	-42%
Total operating expenses	(23,081)	(24,567)	(1,486)	6%
Operating income (loss)	15,383	(10,427)	(25,810)	-168%
Finance income (expenses), net	658	(338)	(996)	-151%
Other income, net	1,031	7,218	6,187	600%
Share of (loss) income of equity investee	(19)	34	53	-279%
Gain on disposal of equity investee	46	-	(46)	-100%
Income (loss) before income tax	17,099	(3,513)	(20,612)	-121%
Income tax (expense) credit	(2,189)	184	2,373	-108%
Net income (loss)	14,910	(3,329)	(18,239)	-122%
Less: Net loss attributable to non-controlling interests	1,389	1,327	(62)	-4%
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	$16,299	$(2,002)	(18,301)	-112%

Net revenues. Net revenues decreased by $14.9 million, or 10%, to $136.4 million for the nine months ended September 30, 2025, from $151.2 million for the same period in 2024.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Nine months ended September 30,		Change
	2024	2025	$	%
High power lithium batteries used in:
Electric vehicles	$1,013	737	(276)	-27%
Light electric vehicles	8,249	23,444	15,195	184%
Residential energy supply & uninterruptable supplies	104,636	50,981	(53,655)	-51%
	113,898	75,162	(38,736)	-34%

Materials used in manufacturing of lithium batteries
Cathode	26,777	54,609	27,832	104%
Precursor	10,569	6,616	(3,953)	-37%
	37,346	61,225	23,879	64%
Total	$151,244	136,387	(14,857)	-10%

Net revenues from sales of batteries for electric vehicles were approximately $1.0 million and $0.7 million for the nine months ended Septembers 30, 2024 and 2025, respectively.

Net revenues from sales of batteries for light electric vehicles were $23.4 million for the nine months ended September 30, 2025, as compared to $8.2 million in the same period of 2024, marking an increase of $15.2 million, or 184%. We strive to continue to penetrate the market for batteries used in light electric vehicles, especially the international markets such as India and Vietnam. We believe that our sales campaign in the international market has contributed to a rebound in our sales volume in this sector.

Net revenues from sales of batteries for residential energy supply & uninterruptable power supplies were $51.0 million in the nine months ended September 30, 2025, as compared with $104.6 million in the same period in 2024, representing a decrease of $53.7 million, or 51%. The substantial decline primarily stems from production changes at our Dalian facilities, where a major portion of its customers are in the residential energy supply sector. These facilities are currently undergoing a product portfolio upgrade, transitioning from Model 26650, a battery model used for about two decades, to Model 40135, a much larger and modern model that the current market prefers, for our customers.

Net revenues from sales of materials used in manufacturing of lithium batteries were $61.2 million for the nine months ended September 30, 2025, as compared to $37.3 million for the same period of 2024, an increase of $23.9 million or 64%. The Company’s raw materials division, Hitrans, has been making significant efforts to expand its market presence. During the nine months ended September 30, 2025, Hitrans successfully secured several new customers, which contributed to the growth in net revenues from raw materials sales. Additionally, a slight decline in raw material prices for Hitrans’s products during the first half of 2025 further stimulated customer demand and encouraged order placements.

Cost of revenues. Cost of revenues increased to $122.2 million for the nine months ended September 30, 2025, as compared to $112.8 million for the same period in 2024, an increase of $9.5 million, or 8%. The cost of revenues includes write off of obsolete inventories of $3.7 million for nine months ended September 30, 2025, as compared to $3.4 million for the same period in 2024. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the nine months ended September 30, 2025 was $14.1 million, or 10.4% of net revenues as compared to gross profit of $38.5 million, or 25.4% of net revenues, for the same period in 2024. The gross profit decreased as our Dalian facilities received fewer orders for Model 26650, resulting in lower production line utilization and higher unit costs.

Research and development expenses. Research and development expenses increased to $10.5 million for the nine months ended September 30, 2025, as compared to approximately $9.2 million for the same period in 2024, an increase of $1.3 million, or 14%. The increase primarily resulted from an increase of $0.5 million in salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK and CBAK Power’s development of series 40 batteries as well as a $0.7 million increase in materials and consumables used by batteries segment and Hitrans.

Sales and marketing expenses. Sales and marketing expenses decreased to approximately $3.2 million for the nine months ended September 30, 2025, as compared to approximately $4.1 million for the same period in 2024, a decrease of approximately $0.9 million, or 23%. The marketing expenses decreased corresponding to the decrease of revenue and remains at 3% for each of the nine months ended September 30, 2024 and 2025, as a percentage of revenues.

General and administrative expenses. General and administrative expenses increased to $11.0 million, or 8.1% of revenues, for the nine months ended September 30, 2025, as compared to $10.0 million, or 6.6% of revenues, for the same period in 2024, representing an increase of $1.0 million, or 10% increase. The increase primarily resulted from salaries and social insurance expenses due to a growing number of employees at Nanjing CBAK and CBAK Power on the new production lines. We incurred $4.7 million in salaries and social insurance cost (including share-based compensation) during the nine months ended September 30, 2025 compared to $4.9 million during the nine months ended September 30, 2024. With the expansion of our business, operating expenses, including lease expenses, travelling, utilities and other tax increased by $0.2 million for the nine months ended September 30, 2025 compared to the same period in 2024.

Allowance for expected credit losses, net. We had $0.1 million on allowance for expected credit losses for the nine months ended September 30, 2025 compared to $0.2 million for the nine months ended September 30, 2024. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating income (loss). As a result of the above, our operating loss was $10.4 million for the nine months ended September 30, 2025 compared to an operating income of $15.4 million for the nine months ended September 30, 2024, representing a decrease in income of $25.8 million, or 168%.

Finance income (expenses), net. Finance expenses, net was $0.3 million for the nine months ended September 30, 2025, as compared to a finance income, net $0.7 million for the same period in 2024, representing a decrease in income of $1.0 million. The finance expenses increase mainly resulted from decrease of our interest income from our term-deposits. We capitalized interest on bank borrowings of $189,129 and $640,938 to the cost of construction in progress for the nine months ended September 30, 2025 and 2024, respectively.

Other income (expenses), net. Other income was $7.2 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, we received a $5.0 million compensation from a cancelled order from a customer and $0.6 million from trading of materials and received $1.1 million government assistance. For the nine months ended September 30, 2024, we received government assistance of $0.5 million and $0.2 million income from trading of materials.

Income tax credit (expense). Income tax credit was $0.2 million for the nine months ended September 30, 2025 compared to an income tax expense of $2.2 million for the nine months ended September 30, 2024. The income tax credit and expenses were incurred by our batteries segment.

Net income (loss). As a result of the foregoing, we had a net loss of $2.0 million for the nine months ended September 30, 2025 compared to a net income of $16.3 million for the same period in 2024.

Liquidity and Capital Resources

We have financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advances from our related and unrelated parties, investors and issuance of capital stock and other equity-linked securities.

We incurred a net loss of $2.0 million for the nine months ended September 30, 2025. As of September 30, 2025, we had cash and cash equivalents of $63.3 million. Our total current assets were $157.7 million and our total current liabilities were $228.0 million as of September 30, 2025, resulting in a net working capital deficit of $70.3 million.

As of September 30, 2025, we had an accumulated deficit of $126.4 million. We had an accumulated deficit from recurring net losses, a working capital deficiency and significant short-term debt obligations maturing in less than one year as of September 30, 2025. These factors raise substantial doubts about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2024 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern.

These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lending from Financial Institutions

In January 2023, Hitrans renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. On January 22, 2025, Hitrans and Bank of Communications entered into a new banking facilities for another five years from January 22, 2025 to January 22, 2030 for a maximum guarantee of loan amount to RMB155.8 million (approximately $21.5 million). The facility was secured by Hitrans’s land use rights and buildings. Under the facility, Hitrans borrowed RMB159.9 million (approximately $21.9 million) and RMB147.7 million (approximately $20.7 million ) as of December 31, 2024 and September 30, 2025, respectively, bearing interest at 2.5% to 3.45% per annum expiring through January to June 2026.

On January 17, 2022, Nanjing CBAK obtained a one-year term facility from Agricultural Bank of China with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 105% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 3.85% per annum. The facility was guaranteed by the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan and secured by an unrelated third party, Jiangsu Credits Financing Guarantee Co., Ltd. Nanjing CBAK borrowed RMB10 million (approximately $1.4 million) on January 20, 2022 for a term until January 16, 2023. Nanjing CBAK repaid RMB10 million (approximately $1.4 million) early on January 5, 2023. On January 6, 2023, Nanjing CBAK borrowed a one-year term loan of RMB10 million (approximately $1.4 million) for a period of one year to January 4, 2024, bearing interest at 120% of benchmark rate of the PBOC for short-term loans, which is 3.85% per annum, while other terms and guarantee remain the same. Nanjing CBAK repaid the loan on January 4, 2024.

On February 9, 2022, NJ CBAK obtained a one-year term facility from Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 124% of benchmark rate of the People’s Bank of China (“PBOC”) for short-term loans, which is 4.94% per annum. The facility was guaranteed by the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Nanjing CBAK borrowed RMB10 million (approximately $1.4 million) on February 17, 2022 for a term until January 28, 2023. Nanjing CBAK repaid RMB10 million (approximately $1.4 million) on January 16, 2023. On January 17, 2023, Nanjing CBAK borrowed a one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 129% of benchmark rate of PBOC for short-term loans, which is 4.70% per annum for a term until January 13, 2024. Nanjing CBAK repaid the loan on January 13, 2024.

On April 28, 2022, Nanjing CBAK obtained a three-year term facility from Industrial and Commercial Bank of China Nanjing Gaochun branch, with a maximum amount of RMB12 million (approximately $1.7 million) with the term from April 21, 2022 to April 21, 2025. The facility was guaranteed by the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, Nanjing CBAK borrowed RMB10 million (approximately $1.5 million) on April 29, 2022, bearing interest at 3.95% per annum for a term until April 29, 2023. Nanjing CBAK repaid RMB10 million (approximately $1.4 million) on April 19, 2023. On April 20, 2023, Nanjing CBAK borrowed another one-year loan of RMB10 million (approximately $1.4 million) bearing interest at 102.5% of benchmark rate of PBOC for short-term loans, which is 3.90% per annum for a term until April 19, 2024. Nanjing CBAK repaid the loan on April 19, 2024.

Nanjing CBAK entered into another one-year term facility with Jiangsu Gaochun Rural Commercial Bank with a maximum amount of RMB9 million (approximately $1.2 million) bearing interest rate at 4.6% per annum for a period from September 27, 2023 to August 31, 2024. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment and the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Nanjing CBAK borrowed RMB9 million (approximately $1.3 million ) on September 27, 2023 for a term until August 31, 2024. Nanjing CBAK repaid the loan on August 31, 2024.

Hitrans entered into a loan agreement with China CITIC Bank Shaoxing Branch for a short-term loan of RMB4.8 million (approximately $0.7 million) from August 10, 2023 to May 2, 2024, bearing interest rate at 4.3% per annum. Hitrans repaid the loan on May 2, 2024.

On January 7, 2023, Nanjing CBAK obtained a two-year term facility from Postal Savings Bank of China, Nanjing Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) for a period from January 7, 2023 to January 6, 2025. The facility was guaranteed by the Company’s former CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK Nanjing. Nanjing CBAK borrowed RMB5 million (approximately $0.7 million) on January 12, 2023 for a term of one year until January 11, 2024, bearing interest at 3.65% per annum. Nanjing CBAK repaid the above early on June 15, 2023. On June 27, 2023, Nanjing CBAK entered into another loan agreement for one year from June 27, 2023 to June 26, 2024 under the two-year term facility for a maximum loan amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.65 % pr annum. Nanjing CBAK borrowed RMB10 million (approximately $1.4 million) on the same date. The loan was guaranteed by the Company’s former CEO, Mr. Yunfei Li, Mr. Yunfei Li’s wife Ms. Qinghui Yuan and CBAK Nanjing. Nanjing CBAK repaid the loan on June 26, 2024.

On March 28, 2024, CBAK New Energy and Bank of China Limited entered into a short-term loan agreement for one year from March 29, 2023 to March 28, 2024 for a maximum loan amount to RMB5 million (approximately $0.7 million) bearing interest rate at 3.65% per annum. CBAK New Energy borrowed RMB5 million (approximately $0.7 million) on the same date. The loan was secured by CBAK Power’s buildings in Dalian. CBAK New Energy repaid RMB5 million (approximately $0.7 million) on March 27, 2024. On March 28, 2024, CBAK New Energy borrowed another one-year loan of RMB5 million (approximately $0.7 million) bearing interest rate at 3.45% per annum. CBAK New Energy early repaid the loan on August 21, 2024.

On April 19, 2023, Nanjing CBAK and Bank of Nanjing Gaochun Branch entered into a short-term loan agreement for one year from April 10, 2023 to April 9, 2024 for RMB10 million (approximately $1.4 million) bearing interest rate at 3.7% per annum. Nanjing CBAK borrowed RMB10 million (approximately $1.4 million) on April 23, 2023. The loan was guaranteed by the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Nanjing CBAK repaid the loan on April 9, 2024.

On July 31, 2023, Nanjing CBAK obtained a three-year term facility from Bank of China Gaochun Branch, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from July 31, 2023 to July 30, 2026. The facility was guaranteed by the Company’s former CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, Nanjing CBAK borrowed RMB10 million (approximately $1.4 million) on July 31, 2023, bearing interest rate at 3.15% per annum. Nanjing CBAK repaid the loan on July 22, 2024.

On August 3, 2023, CBAK Energy and Bank of China entered into a short term loan agreement for one year from August 3, 2023 to August 2, 2024 for a maximum amount of RMB10 million (approximately $1.4 million) bearing interest rate at 3.55% per annum. CBAK Energy borrowed RMB10 million (approximately $1.4 million) on September 27, 2023. The loan was secured by CBAK Power’s buildings in Dalian. CBAK Energy repaid the loan on August 2, 2024.

On January 24, 2024, Hitrans entered into a short-term credit-guaranteed loan agreement with Zhejiang Shangyu Rural Commercial Bank for one year to January 17, 2025 with an amount of RMB5 million (approximately $0.7 million) bearing interest at 4.1% per annum. Hitrans borrowed RMB5 million (approximately $0.7 million) on the same date. Hitrans early repaid the loan on September 27, 2024.

On March 26, 2024, Hitrans entered into a short-term credit-guaranteed loan agreement with Zhejiang Shangyu Rural Commercial Bank for one year to March 25, 2025 with an amount of RMB5 million (approximately $0.7 million) bearing interest at 4.1% per annum. Hitrans borrowed RMB5 million (approximately $0.7 million) on the same date. Hitrans early repaid the loan on September 27, 2024.

On April 9, 2024, Hitrans and China Zheshang Bank Co., Ltd Shangyu Branch entered into a short-term loan agreement for one year from April 9, 2024 to April 7, 2025 for a maximum loan amount to RMB5.5 million (approximately $0.8 million) bearing interest rate at 4.05% per annum. Hitrans borrowed RMB5.5 million (approximately $0.8 million) on the same date. Hitrans early repaid the loan on January 24, 2025.

On June 24, 2024, CBAK Nanjing and Bank of China entered into a short-term loan agreement, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from June 24, 2024 to June 20, 2025.The loan was guaranteed by the Company’s former CEO, Mr, Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, CBAK Nanjing borrowed RMB10 million (approximately $1.4 million) on June 24, 2024, bearing interest rate at 3.0% per annum. CBAK Nanjing early repaid the loan on August 23, 2024.

On September 29, 2024, Hitrans and Zhejiang Shangyu Rural Commercial Bank entered into a short-term credit-guaranteed loan agreement for RMB15 million (approximately $2.0 million) with the term of one year from September 29, 2024 to September 26, 2025 bearing 4.00% interest rate. Hitrans borrowed RMB15 million (approximately $2.1 million) on the same date. Hitrans repaid the loan on September 26, 2025.

On December 31, 2024, Hitrans and China Everbright Bank Co., Ltd Shaoxing Branch entered into a short-term loan agreement for RMB10 million (approximately $1.4 million) with the term of one year from December 31, 2024 to December 30, 2025 bearing 2.9% interest rate. Hitrans borrowed RMB10 million (approximately $1.4 million) on the same date.

On January 17, 2025, Hitrans entered into a long-term Maximum Pledge Agreement with Zhejiang Shangyu Rural Commercial Bank, for the period from January 17, 2025 to September 25, 2027, with a maximum facility amount of RMB76.56 million (approximately $10.54 million). The facility was secured by the land use right and buildings of Hitrans. Hitrans has borrowed RMB43.9 million (approximately $6.2 million) as of September 30, 2025, bearing interest rate at 2.85%-3.6% per annum, of which RMB10 million (approximately $1.4 million) repayable on January 16, 2026, RMB30 million (approximately $4.2 million) repayable on September 25, 2027 and the remaining RMB3.9 million (approximately $0.5 million) repayable on June 20, 2027.

On January 20, 2025, Nanjing CBAK entered into an unsecured revolving loan agreement with Bank of Ningbo Co., Ltd. Gaochun Branch with a maximum amount of RMB10 million (approximately $1.4 million) bearing interest at 2.8% per annum (LPR interest rate -30 bp), with a one-year loan period ending on January 20, 2026. Nanjing CBAK borrowed RMB10 million (approximately $1.4 million) under this loan agreement on January 20, 2025. Nanjing CBAK early repaid the loan on September 20, 2025.

On February 19, 2025, Nanjing CBAK obtained a RMB30 million facility (approximately $4.1 million) from Jiangsu Gaochun Rural Commercial Bank, with the term from February 19, 2025 to September 23, 2027. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment. Nanjing CBAK borrowed RMB3 million (approximately $0.4 million ) as of September 30, 2025, bearing interest rate at 2.98% per annum, repayable on May 19, 2026.

On February 25, 2025, Hitrans entered into a short-term factoring loan agreement with China Construction Bank Co., Ltd for a maximum amount of RMB10 million (approximately $1.4 million) for a period of one year from February 28, 2025 to February 27, 2026, bearing interest of 3.7% per annum. Hitrans borrowed RMB10 million (approximately $1.4 million) on the same date.

On June 28, 2025, Nanjing CBAK entered into a short-term loan agreement with Agricultural Bank of China Co., Limited for RMB12 million (approximately $1.7 million) from June 28, 2025 to June 26, 2026, bearing interest 2.60% per annum. Nanjing CBAK borrowed RMB12 million (approximately $1.7 million) on the same date. Nanjing CBAK early repaid the loan on July 18, 2025.

On June 30, 2025, CBAK Power obtained a banking facility from China Guangfa Bank Co., Ltd with a maximum amount of RMB100 million (approximately $14 million) for a term to June 12, 2026 for short-term borrowings and issuance of acceptance bills to settle materials suppliers, guaranteed by Power’s buildings and pledged deposits. CBAK Power borrowed HKD 10 million (approximately $1.4 million) from the above facility as of September 30, 2025, bearing interest at 2.15% per annum, repayable on August 14, 2026. CBAK Power has borrowed a series of bills $103.0 million (approximately $14.5 million) for various terms expiring through January to March 2026, which was secured by CBAK Power’s buildings and ledged deposit of RMB20.6 million (approximately $2.9 million).

On July 30, 2025, Hitrans entered into a short-term loan agreement with Industrial Bank Co., Ltd for RMB10 million (approximately $1.4 million) for a period of one year bearing interest of 3% per annum. Hitrans borrowed RMB10 million (approximately $1.4 million) on July 31, 2025.

On August 21, 2025, CBAK Power entered into a short-term loan agreement with China Construction Bank for RMB10 million (approximately $1.4 million) for a period of one year, bearing interest of 2.2% per annum. CBAK Power borrowed RMB10 million (approximately $1.4 million) on August 29, 2025 and repayable on August 19, 2026.

CBAK Power and Nanjing CBAK obtained banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB690 million (approximately $96.3 million) with the term to March 16, 2026. CBAK Power and Nanjing CBAK borrowed a series of acceptance bills totaling RMB108.3 million (approximately $15.2 million) for various terms expiring through October 2025 to March 2026, which was secured by the CBAK Power’s and Nanjing CBAK’s pledged deposit of RMB104.9 million (approximately $14.7 million) and CBAK Power’s and Nanjing CBAK’s bills receivables of RMB7.2 million (approximately $1.0 million).

Hitrans renewed the banking facilities from China Zheshang Bank Co., Ltd. Shangyu Branch with a maximum amount of RMB150 million (approximately $20.9 million) with the term to May 28, 2026. Hitrans borrowed a series of acceptance bills totaling RMB93.9 million (approximately $13.2 million) for various terms expiring through October 2025 to March 2026, which was secured by Hitrans’s pledged deposit of RMB93.9 million (approximately $13.2 million).

Nanjing CBAK borrowed a series of acceptance bills from Bank of Nanjing totaling RMB40.5 million (approximately $5.7 million) for various terms expiring through October 2025 to March 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB30.7 million (approximately $4.3 million) and the balance guaranteed by 100% equity in CBAK Nanjing held by BAK Investment.

Nanjing CBAK borrowed a series of acceptance bills from Bank of Ningbo totaling RMB24.5 million (approximately $3.4 million) for various terms expiring through October 2025 to March 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB24.5 million (approximately $3.4 million).

Hitrans borrowed a series of acceptance bills from Bank of Communications Co., Ltd. Shangyu Branch totaling RMB43.2 million (approximately $6.1 million) expiring through October 2025 to February 2026, which was secured by Hitrans’s pledged deposit of RMB43.2 million (approximately $6.1 million).

Hitrans borrowed a series of acceptance bills from China CITIC Bank Co., Ltd totaling RMB3.2 million (approximately $0.5 million) expiring in November 2025, which was secured by Hitrans’s pledged deposit of RMB1.4 million (approximately $0.2 million) and bills receivables of RMB1.8 million (approximately $0.2 million).

Hitrans borrowed a series of acceptance bills from Zhejiang Shangyu Rural Commercial Bank Co., Ltd totaling RMB20.0 million (approximately $2.8 million) expiring through October 2025 to March 2026, which was secured by Hitrans’s pledged deposit of RMB20.0 million (approximately $2.8 million).

CBAK Power borrowed a series of acceptance bills from Industrial and Commercial Bank of China totaling RMB10.9 million (approximately $1.5 million) expiring through January to March 2026, which was secured by CBAK Power’s pledged deposit of RMB10.9 million (approximately $1.5 million).

Hitrans borrowed a series of acceptance bills from Industrial Bank totaling RMB16.0 million (approximately $2.3 million) expiring in March 2026, which was secured by Hitrans’s pledged deposit of RMB11.0 million (approximately $1.5 million).

Nanjing CBAK borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB26.5 million (approximately $3.7 million) expiring through January to March 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB7.8 million (approximately $1.1 million) and the balance guaranteed by 100% equity in CBAK Naning held by BAK Investment.

Nanjing CBAK obtained a letter of credit from Bank of Ningbo of RMB5 million (approximately $0.7 million) for settlement of materials purchase bearing interest rate at 1.15% per for a period of one year from to September 18, 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB5 million (approximately $0.7 million).

As of September 30, 2025, we had unutilized committed banking facilities of $20.2 million. We plan to renew these loans upon maturity and intend to raise additional funds through bank borrowings in the future to meet our daily cash demands, if required.

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

Summary of Cash Flows

We currently are expanding our production lines and manufacturing capacity in our Dalian, Nanjing, Zhejiang and Anhui facilities, which requires additional funding to finance the expansion. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew our existing loans upon maturity, if required, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining this financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2024	2025
Net cash provided by operating activities	$30,078	$18,747
Net cash used in investing activities	(20,112)	(29,054)
Net cash (used in) provided by financing activities	(21,463)	10,202
Effect of exchange rate changes on cash and cash equivalents	538	2,668
Net (decrease) increase in cash and cash equivalents and restricted cash	(10,959)	2,563
Cash and cash equivalents and restricted cash at the beginning of period	58,823	60,786
Cash and cash equivalents and restricted cash at the end of period	$47,864	$63,349

Operating Activities

Net cash provided by operating activities was $18.7 million in the nine months ended September 30, 2025. The net cash provided by operating activities for the nine months ended September 30, 2025 was mainly attributable to our net income of $5.8 million (before non-cash depreciation and amortization, recovery from doubtful debts, write-down of inventories and share-based compensation), $8.9 million decrease of prepayments and other receivables and $31.1 million increase of trade and bills payable offset by the increase of trade and bills receivable and inventories by $29.4 million.

Net cash provided by operating activities was $30.1 million in the nine months ended September 30, 2024. The net cash provided by operating activities for the nine months ended September 30, 2024 was mainly attributable to our net income of $24.1 million (before non-cash depreciation and amortization, allowance for expected credit losses, write-down of inventories, share-based compensation, gain on disposal of machines and investment in equity investees) and $6.3 million increased of trade and bills payable.

Investing Activities

Net cash used in investing activities was $29.1 million for the nine months ended September 30, 2025. The net cash used in investing activities comprised mainly the purchases of property, plant and equipment, construction in progress and land use right $32.0 million offset by the government subsidy $2.8 million received.

Net cash used in investing activities was $20.1 million for the nine months ended September 30, 2024. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress $11.5 million and $9.1 million on deposit paid for acquisition of long-term investments.

Financing Activities

Net cash provided by financing activities was $10.2 million in the nine months ended September 30, 2025. The net cash provided by financing activities was mainly attributable to $45.8 million bank borrowings, $43.6 million from the maturity of the term deposits offset by $38.5 million repayment of bank borrowings and $39.2 million placement of term deposits.

Net cash used in financing activities was $21.5 million in the nine months ended September 30, 2024. The net cash used in financing activities was mainly attributable to $13.5 million, net on placement of term deposits, $47.9 million repayment of bank borrowings and $2.1 million repayment on finance leases offset by $40.9 million advances from bank borrowings and $1.1 million proceeds from finance lease.

As of September 30, 2025, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Shaoxing Branch of Bank of Communications Co., Ltd	$21,876	$20,736
Jiangsu Gaochun Rural Commercial Bank	4,213	421
Zhejiang Shangyu Rural Commercial Bank	10,752	6,165
	36,841	27,322

Short-term credit facilities:
Agricultural Bank of China Nanjing Gaochun Branch	1,404	1,404
Zhejiang Shangyu Rural Commercial Bank	1,404	1,404
China Everbright Bank Co., Ltd. Shaoxing Branch	1,404	1,404
China Construction Bank Co., LTD. Shaoxing Branch	10,949	1,404
Ningbo Bank Co., Ltd Nanjing Gaochun Branch	1,391	1,391
	16,552	7,007
Other lines of credit:
Bank of Ningbo Co., Ltd	4,140	4,140
China Zheshang Bank Co., Ltd. Shenyang Branch	15,206	15,206
Bank of Nanjing Gaochun Branch	5,684	5,684
Zhejiang Shangyu Rural Commercial Bank	2,809	2,809
China Zheshang Bank Co., Ltd Shangyu Branch	13,184	13,184
Bank of Communications Co., Ltd Shaoxing Branch	6,068	6,068
China Citicbank Bank Shaoxing Shengzhong Branch	451	451
Industrial and Commercial Bank of China Co., Ltd. Dalian Zhuanghe Branch	1,524	1,524
China Guofa Bank Co., Ltd. Dalian Ganjingzi Branch	15,546	14,469
Agricultural Bank of China Nanjing Gaochun Branch	3,792	3,717
Industrial Bank Co., Ltd. Shaoxing Branch	2,248	2,248
	70,652	69,500
Total	$124,045	$103,829

Capital Expenditures

We incurred capital expenditures of $11.5 million and $32.1 million in the nine months ended September 30, 2024 and 2025, respectively. Our capital expenditures were used primarily to construct or upgrade our Dalian, Nanjing, Zhejiang and Auhui facilities.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended September 30, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)

July 1, 2025 to July 31, 2025	225,269	$1.168	225,269	$18,499,765
August 1, 2025 to August 31, 2025	-	-	-	$18,499,765
September 1, 2025 to September 30, 2025	-	-	-	$18,499,765
Total	225,269		225,269

(1)	Average price paid per share excludes broker commissions and fees.
(2)	On May 20, 2025, our board of directors authorized the repurchase of up to $20 million in shares of our outstanding common stock. The stock repurchase program will end on May 20, 2026 and may be suspended, modified, or discontinued by the board of directors at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Date: November 10, 2025

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Zhiguang Hu
Zhiguang Hu
Chief Executive Officer

By:	/s/ Jiewei Li
Jiewei Li
Chief Financial Officer