Form 10-K
period 2025-12-31
CBAK Energy Technology, Inc.
filed 2026-03-31
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $1.18 per share) was approximately $91.1 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 88,645,836 shares of the registrant’s common stock outstanding as of March 25, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CBAK ENERGY TECHNOLOGY, INC.

Annual Report on Form 10-K

i

INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd.;

●	“China” and “PRC” are to the People’s Republic of China;

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

●	“EUR” are to euro, the official currency of the euro area;

●	“Hitrans” are to our 73.46% owned PRC subsidiary, Zhejiang Hitrans Lithium Battery Technology (we hold 73.46% of registered equity interests of Hitrans, representing 79.64% of paid-up capital).

●	“Nanjing BFD” are to our PRC subsidiary, Nanjing BFD New Energy Technology Co., Ltd., a company that was previously named Nanjing Daxin New Energy Automobile Industry Co., Ltd. until February 24, 2023;

●	“NCM” are to nickel cobalt manganese;

●	“R&D” are to research and development;

●	“RMB” are to Renminbi, the legal currency of China;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States.

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

For additional information, see “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we conduct our business activities. Its oversight and discretion over our business could result in a material adverse change in our operations and the value of our common stock. Changes in laws, regulations and policies in China and uncertainties with respect to the PRC legal system could materially and adversely affect us. In addition, rules and regulations in China can change quickly” on page 16, “Risk Factors—Risks Related to Doing Business in China—Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice” on page 18 and Risk Factors—Risks Related to Doing Business in China—There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations” on page 19.

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

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, including our former auditor, Centurion ZD CPA & Co. In May 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it was unable to inspect or investigate completely registered public accounting firms. For this reason, we have not been identified as a Commission-Identified Issuer after we filed on April 14, 2023 the annual report on Form 10-K for the fiscal year ended December 31, 2022 and do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this annual report on Form 10-K. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. Our current auditor, ARK Pro CPA & Co, is headquartered in Hong Kong. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were so identified for two consecutive years, we would become subject to the prohibition on trading under the HFCAA, as amended.

For additional information, see “Risk Factor—Risks Related to Doing Business in China—The PCAOB had historically been unable to inspect our former auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our former auditor in the past has deprived our investors of the benefits of such inspections. Our common stock may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of our common stock, or the threat of its being delisted, may materially and adversely affect the value of your investment” on page 15.

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

However, the PRC government has indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. The CSRC published the Trial Measures and Listing Guidelines on February 17, 2023, designed to regulate overseas securities offerings by PRC domestic companies. On February 24, 2023, the CSRC, together with the Ministry of Finance, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions on Strengthening Confidentiality and Archives Administration for Overseas Securities Offering and Listing, which were issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009, or the “Provisions.” The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and came into effect on March 31, 2023 together with the Trial Measures.

Although the Trial Measures, Listing Guidelines, and Revised Provisions have been in effect since March 2023, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities. Notwithstanding the foregoing, as of the date of this report, we are not aware of any PRC laws or regulations in effect requiring that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, or sanction from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations.

For additional information, see “Risk Factor—Risks Related to Doing Business in China—The PRC government has increasingly strengthened oversight in offerings conducted overseas or on foreign investment in China-based issuers, which could result in a material change in our operations and our common stock could decline in value or become worthless.” on page 16.

v

Cash and Asset Flows Through Our Organization

Under relevant PRC laws and regulations, we are permitted to provide funding from the proceeds of our overseas capital raising activities to our PRC subsidiaries only through loans or capital contributions. In the fiscal years ended December 31, 2025 and 2024, we transferred $7.3 million and $2.4 million to our PRC subsidiaries as capital contribution, respectively. As of December 31, 2025, CBAK Energy Technology, Inc., the Nevada issuer, had made cumulative capital contributions of $148.3 million to our existing PRC subsidiaries, which were accounted as long-term investments by us.

Before Hitrans was acquired by us in November 2021, it declared dividends twice. In January 2020, Hitrans declared dividends for the years ended December 31, 2018 and 2019. A dividend of $2,958,048 was declared and paid to its shareholder Zhejiang Meidu Graphene Technology Co., Ltd. For other shareholders, a total dividend of $2,480,944 was declared in January 2020 of which $1,250,181 was waived by us upon the completion of its acquisition and the balance remains unpaid as of the date of this report. In March 2018, Hitrans declared a dividend of $1,333,135 for the year ended December 31, 2017, among which $533,254 was paid in July 2018 and the remaining $799,881 was paid in 2019. Except for the above dividends, we and our PRC subsidiaries have not previously declared or paid any cash dividend or dividend in kind, and have no plan to declare or pay any dividends in the near future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Under PRC laws and regulations, we are subject to various restrictions on intercompany fund transfers and foreign exchange control. To the extent our cash is in the PRC or held by a PRC entity, the funds may not be available for the distribution of dividends to our investors, or for other use outside of the PRC, due to the restrictions and limitations on our ability imposed by the PRC government to transfer cash. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of mainland China. Our PRC subsidiaries receive substantially revenue in RMB, EUR and USD. Our PRC subsidiaries may pay dividends only out of their accumulated after-tax profits, if any, upon satisfaction of relevant statutory conditions and procedures and determined in accordance with Chinese accounting standards and regulations. If the PRC foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy the foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders. Additionally, we may make loans to our PRC subsidiaries subject to the approval from or registration with PRC governmental authorities and limitation on amount, or we may make additional capital contributions to our PRC subsidiaries. PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using our funds to make loans or additional capital contributions to our PRC subsidiaries, which could materially and adversely affect the liquidity of our PRC subsidiaries and our ability to fund and expand our business in the PRC, and cause the value of our securities to significantly decline or become worthless. We cannot assure you that the PRC government will not intervene in or impose restrictions on our ability to make intercompany cash transfers.

For additional information, see “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we conduct our business activities. Its oversight and discretion over our business could result in a material adverse change in our operations and the value of our common stock. Changes in laws, regulations and policies in China and uncertainties with respect to the PRC legal system could materially and adversely affect us. In addition, rules and regulations in China can change quickly” On page 16 and “Risk Factors—Risks Related to Doing Business in China—PRC regulation of loans to, and direct investment in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent CBAK Energy Technology, Inc. from making additional capital contributions or loans to its PRC subsidiaries” on page 21.

Summary of Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of significant risk factors and uncertainties that may affect our business, which are discussed in more detail below under “Item 1A. Risk Factors” included in this annual report on Form 10-K:

●	The PRC government exerts substantial influence over the manner in which we conduct our business activities. Its oversight and discretion over our business could result in a material adverse change in our operations and the value of our common stock. Changes in laws, regulations and policies in China and uncertainties with respect to the PRC legal system could materially and adversely affect us. In addition, rules and regulations in China can change quickly with little advance notice.

●	The PRC government has increasingly strengthened oversight in offerings conducted overseas or on foreign investment in China-based issuers, which could result in a material change in our operations and our common stock could decline in value or become worthless.

●	Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	CBAK Energy Technology, Inc., as a holding company incorporated in Nevada, the United States, without material operations of its own, relies on dividends and other distributions on equity paid by its PRC operating subsidiaries for its cash needs.

●	Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

●	Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

●	There are inherent risks associated with new product development and our efforts to develop and market new products could fail.

●	Our failure, if any, to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.

●	Maintaining our R&D activities and manufacturing operations require significant capital expenditures, and our inability or failure to maintain our operations could have a material adverse impact on our market share and ability to generate revenue.

●	We face intense competition from other battery manufacturers and cathode material and precursor producers, many of which have significantly greater resources.

●	We are dependent on a limited number of customers for a significant portion of our revenues, including international customers across multiple continents, and this dependence is likely to continue.

●	We face risks associated with the marketing, distribution and sale of our products internationally, including in new markets such as Africa, and if we are unable to effectively manage these risks, they could impair our ability to expand our business abroad.

●	Our expansion into the African market subjects us to significant operational, regulatory, political, and economic risks that could materially and adversely affect our business, financial condition, and results of operations.

●	Our business depends on the growth in demand for light electric vehicles, electric vehicles, energy storage, such as residential energy supply and UPS application, and other high-power electric devices.

●	Our success, in part, depends on the success of manufacturers of the end applications that use our products, and our failure to gain acceptance of our products from such manufacturers could materially and adversely affect our results of operations and profitability.

●	We have engaged in transactions with related parties, and such transactions present potential conflicts of interest that could have an adverse effect on our business and results of operations.

●	While certain of our subsidiaries maintain product liability insurance, we do not maintain comprehensive product liability insurance across all our operations to cover all claims against our product quality. Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

●	We do not have long-term purchase commitments from our customers, which may result in significant uncertainties and volatility with respect to our revenue from period to period.

●	We rely significantly on technology and systems to support our production, supply chain, payments, financial reporting and other key aspects of our business. Any failure, inadequacy, interruption or security failure of those systems could have a material adverse effect on our business, reputation and brand, financial condition, and results of operations.

●	We and our independent public accounting firm identified material weaknesses in our internal control over financial reporting as of December 31, 2025. If we fail to remediate the material weaknesses, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

●	Numerous factors, many of which are beyond our control, may cause the market price of common stock to fluctuate significantly.

●	Techniques employed by short sellers may drive down the market price of the common stock of CBAK Energy Technology, Inc.

●	Other risks identified in this report and in our other reports filed with the SEC, including those identified in “Item 1A. Risk Factors” below.

Enforceability of Civil Liabilities

There is uncertainty as to whether the courts of China would:

●	recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States; or

●	entertain original actions brought in each respective jurisdiction against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

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

PART I

ITEM 1. BUSINESS.

Overview of Our Business

We are a manufacturer of new energy high power lithium and sodium batteries that are mainly used in light electric vehicles, electric vehicles, energy storage such as residential energy supply & uninterruptible power supply (UPS) application, and other high-power applications. Our primary product offerings consist of new energy high power lithium and sodium batteries, as well as battery pack products. In addition, after completing the acquisition of 81.56% of registered equity interests (such ownership percentage reduced to 73.46% of registered equity interests (representing 79.64% of paid-up capital as of December 31, 2025)) of Hitrans in November 2021, we entered the business of developing and manufacturing NCM precursor and cathode materials. Hitrans is a leading developer and manufacturer of ternary precursor and cathode materials in China, whose products have a wide range of applications on batteries that would be applied to electric vehicles, electric tools, high-end digital products and storage, among others.

As of December 31, 2025, we report financial and operational information in two segments: (i) production of high-power lithium and sodium battery cells, and (ii) manufacture and sale of materials used in high-power lithium battery cells.

We generated revenues of $195.2 million and $176.6 million for the fiscal years ended December 31, 2025 and 2024, respectively. We had a net loss of $10.4 million in the fiscal year ended December 31, 2025 compared to a net income of $9.6 million in the fiscal year ended 2024. As of December 31, 2025, we had an accumulated deficit of $133.8 million and net assets of $109.5 million.

Expansion of Manufacturing Capabilities

We have three major manufacturing centers for new energy batteries, including lithium and sodium batteries in Nanjing, Dalian and Shangqiu, and a manufacturing plant for precursors and cathode materials in Shaoxing.

In June 2020, our wholly-owned subsidiary, BAK Asia entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), a company affiliated with the local government of Gaochun Economic Development Zone in Nanjing, Jiangsu, PRC. According to the agreement, we intended to develop certain lithium battery projects within Gaochun EDZ which are expected to have a total production capacity of approximately 20 GWh per year after completion (the “Nanjing Project”). As of December 31, 2025, we had received government subsidies in an amount of RMB61.0 million (approximately $8.7 million) from Gaochun EDZ. We plan to utilize the targeted total capacity of approximately 20 GWh per year to produce lithium batteries or sodium batteries for the light electric vehicle (LEV), electric vehicle (EV), and energy storage sectors. The Company expects to achieve such capacity expansion under the Nanjing Project through two phases of construction. In Phase I, we secured plant rentals and completed interior construction by 2021, featuring two production lines. One line is dedicated to manufacturing model 32140 lithium batteries, while the other is versatile, capable of producing either model 32140 lithium or sodium batteries. The completed Phase I plants span roughly 27,173 square meters, and the two production lines constructed during Phase I have been put into operation. Our actual production capacity for Phase I stands at 1.5 GWh annually when both lines are assigned to lithium battery production. Phase II, our long-term expansion plan, aims to add another three large manufacturing plants and augment our annual production capacity by an additional 18 GWh. We planned to add two production lines to the first large manufacturing plant at Phase II initially. As of December 31, 2025, the first two production lines at Phase II had commenced mass production. Currently in the ramp-up phase, we expect to achieve the full capacity of 3 GWh from these two production lines by early 2027, which will bring the total capacity in our Nanjing Project to 4.5 GWh. The Nanjing project is fueled by strong client demand and a surge in orders. Our existing two production lines at Phase I are already operating at full capacity,  and the production capacity of the new Phase II lines has been fully allocated to pending production orders.

While demand for the model 32140 cells produced at our Nanjing facility continues to grow and remains robust, we are concurrently optimizing the product portfolio at our Dalian plant. Our Dalian-manufactured model 26650 batteries historically enjoyed strong demand across European and American markets, but the model 26650—originally introduced in 2006—is nearing the end of its lifecycle, resulting in a contracting market share. Thus, we have redirected capital expenditure away from the 26650 lines, successfully transitioning to a new production line for a new model 40135 with a designed capacity of 2.3 GWh. Mass production commenced in 2025. Following the completion of the ramp-up phase, the total production capacity at our Dalian facility is projected to reach 3.3 GWh by early 2027. We have already secured a robust order book  for the 40135 cells and anticipate this transition will serve as a significant revenue driver for the Dalian plant upon reaching full capacity utilization.

Currently, our Hitrans facilities possess a manufacturing capacity of 13,000 metric tons for NCM precursors and 13,000 metric tons for NCM cathode materials. Of the cathode capacity, 10,000 metric tons are currently generated through a leased facility. To expand our proprietary infrastructure, Hitrans is constructing a new 10,000-metric-ton cathode manufacturing plant, slated for completion in September 2026 and expected to be fully operational in the first half of 2027. Additionally, Hitrans has already completed construction of a major new precursor plant featuring a capacity of 37,000 metric tons, which is anticipated to commence production in 2027.

Development of New Battery Models

Our primary battery portfolio currently features a diverse range of lithium-ion cells (Models 26650, 26700, 32140, and 40135) and an advanced 32140 sodium-ion cell. The lithium-ion models offer scalable power specifications, making them highly suitable for light electric vehicles, as well as residential and UPS energy storage applications. Concurrently, our sodium-ion cells provide a distinct competitive advantage in extreme environments, featuring exceptional low-temperature resilience and fast-charging capabilities. In-house testing demonstrates that our 32140 sodium-ion cells maintain an 85% capacity retention rate at -40°C and can charge to 90% capacity in just 10 minutes.

To maintain our competitive position, our R&D team is dedicated to developing a range of larger cylindrical battery models such as model 60115, 60135 and 60150.   Larger cylindrical batteries typically offer superior performance at lower manufacturing costs. Based on different client demand, we may produce sodium versions of these models.

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

Prior to the Acquisition, CBAK Power and Hangzhou Juzhong Daxin Asset Management Co., Ltd. (“Juzhong Daxin”) entered into a framework investment agreement (the “Letter of Intent”) for a potential acquisition of Hitrans, and CBAK Power paid RMB20 million ($3.10 million) to Juzhong Daxin as a security deposit under the Letter of Intent. On July 27, 2021, Juzhong Daxin returned RMB7 million ($1.1 million) of the security deposit to CBAK Power. Juzhong Daxin has refused to refund an additional RMB3 million ($0.5 million), claiming that the amount was a justified risk premium for their facilitation of the acquisition. CBAK Power believes this assertion is baseless and has initiated legal proceedings against Juzhong Daxin to recover the outstanding RMB3 million. As of December 31, 2025, CBAK Power had not recovered the RMB3 million from Juzhong Daxin.

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

On July 8, 2022, Hitrans held a shareholder meeting to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.2 million) and to accept an investment of RMB22 million (approximately $3.1 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and another investment of RMB18 million (approximately $2.5 million) from Mr. Haijun Wu (collectively, the “Management Shareholder Investments”). Under the resolution, 10% of the Management Shareholder Investments (RMB4 million or $0.5 million) will be counted towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.1 million) will be treated as additional paid-in capital. 25% of the Management Shareholder Investments was required to be in place before August 15, 2022. As of September 30, 2022, RMB10 million (approximately $1.4 million), representing 25% of the Management Shareholder Investments was received. Another 25% (RMB10 million) and 50% (RMB20 million) of the Management Shareholder Investments were required to be received before December 31, 2022 and June 30, 2024, respectively. As of December 31, 2025, the 25% (RMB10 million) of the Management Shareholder Investments were received. Shaoxing Haiji and Mr. Haijun Wu are currently in negotiations with other shareholders of Hitrans to extend the payment due date for the remaining unpaid 25% and 50% of the Management Shareholder Investments to May 31, 2029. In addition, in 2022, CBAK Power injected an additional RMB60 million (approximately $8.7 million) in Hitrans comprising RMB6 million ($0.9 million) towards Hitrans’s registered capital and RMB54 million ($7.8 million) as additional paid-in capital.

On December 8, 2022, CBAK Power entered into agreements with five investors (together, the “Hitrans Investors”) to transfer an aggregate of 6.8% equity interests CBAK Power holds in Hitrans to these Hitrans Investors. Among the five investors, four of them invested RMB5 million (approximately $0.7 million) each to obtain 1.2% equity interests, respectively, while the fifth investor paid RMB10 million (approximately $1.5 million) to acquire 2.3% equity interests. Following an internal restructuring on March 27, 2024, CBAK New Energy, our wholly-owned subsidiary, acquired the entire 67.33% equity interest in Hitrans from CBAK Power. In November 2025, CBAK New Energy entered into an equity transfer agreement with New Era Group Zhejiang New Energy Materials Co., Ltd. to acquire an additional 6.1% equity interest in Hitrans for a total consideration of RMB 21.07 million (approximately $3.0 million). Upon the completion of this transaction in December 2025, our equity interest in Hitrans increased from 67.33% to 73.46%, representing 79.64% of paid-up capital.

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

In recent years, the majority of our revenue has been driven by sales of cells used in light electric vehicles, residential energy supply and UPS applications. Engineered for uncompromising safety and high energy density, our cylindrical lithium batteries are optimized for light electric vehicles that demand superior mechanical resilience and efficient thermal management. Furthermore, their highly adaptable form factor and inherent structural stability make them the ideal power solution for demanding energy storage applications—such as portable power stations and residential energy systems—where reliability and safety are absolute priorities. As a result, our top customers in recent years have predominantly come from these sectors, and we expect this trend to continue given the growing demand for our batteries.

Starting in 2025, our Nanjing BFD subsidiary initiated dedicated battery pack integration operations. By assembling individual cells into complete, plug-and-play battery systems, we bypass intermediate integrators to serve end-users directly. Currently, these manufactured pack units are predominantly engineered for, and utilized within, the light electric vehicle battery swapping infrastructure throughout the African market.

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

We currently conduct our business primarily through (i) CBAK Power; (ii) Nanjing CBAK (as defined below); (iii) CBAK Shangqiu (as defined below); (iv) Nanjing BFD; and (v) Hitrans. All of CBAK Energy Technology, Inc.’s subsidiaries are listed below:

●	CBAK Energy Investments Holdings (“CBAK Energy Investments”), our wholly owned subsidiary, was incorporated on February 26, 2024 under the laws of the Cayman Islands. CBAK Energy Investments does not have any significant operations as of the date of this report.

●	CBAK Energy Lithium Battery Holdings Co., Ltd. (“CBAK Energy Lithium Holdings”), our wholly owned subsidiary, incorporated on July 12, 2023 under the laws of the Cayman Islands in the name of “Hitrans Holdings,” was renamed as “CBAK Energy Lithium Battery Holdings Co., Ltd” on February 29, 2024.

●	CBAK Energy Technology Limited, our wholly owned subsidiary, was incorporated on September 1, 2025 under the laws of the Cayman Islands. CBAK Energy Technology Limited does not have any significant operations as of the date of this report.

●	CBAK Energy C.A. Inc. (“CBAK Energy California”), our wholly owned subsidiary, was incorporated on November 17, 2025 under the laws of the State of California, the United States. CBAK Energy California does not have any significant operations as of the date of this report.

BAK Asia and its subsidiaries

●	BAK Asia, or China BAK Asia Holdings Limited, an investment holding company formed under the laws of Hong Kong on July 9, 2013.

●	CBAK Power, or Dalian CBAK Power Battery Co., Ltd., wholly-owned by BAK Asia, located in Dalian, China, incorporated on December 27, 2013, focuses on the development and manufacture of high-power lithium batteries.

●	CBAK Shanqiu or CBAK New Energy (Shangqiu) Co., Ltd., wholly-owned by CBAK Power, located in Shangqiu, China, incorporated on July 25, 2023, focuses on the development and manufacture of high-power lithium batteries.

●	Dalian CBAK Energy Technology Co., Ltd. (“CBAK Energy”), wholly-owned by BAK Asia, located in Dalian, China, incorporated on November 21, 2019. CBAK Energy does not have any significant operations as of the date of this report.

●	CBAK Energy Lithium Battery Malaysia Sdn. Bhd. (“CBAK Lithium Battery Malaysia”), wholly-owned by BAK Asia, located in Malaysia, was incorporated on April 30, 2025. CBAK Lithium Battery Malaysia does not have any significant operations as of the date of this report.

Hitrans Holdings and its subsidiaries

●	Hitrans Holdings Co., Ltd. (“Hitrans Holdings”), our wholly owned subsidiary, incorporated on July 28, 2021 under the laws of the Cayman Islands, previously named “CBAK Energy Technology, Inc.”, was renamed as “Hitrans Holdings Co., Ltd.” on February 29, 2024. Hitrans Holdings owns 100% equity interests of Hong Kong Hitrans.

●	Hong Kong Hitrans Holdings Company Limited (“Hong Kong Hitrans”), a direct, wholly owned subsidiary of Hitrans Holdings, was incorporated on July 7, 2023 under the laws of Hong Kong, previously named “Hong Kong Nacell Holdings Company Limited”, was renamed as “Hong Kong Hitrans Holdings Company Limited” on March 28, 2024. Hong Kong Hitrans had no significant operations as of the date of this report.

●	Dalian CBAK New Energy Co., Ltd. (“CBAK New Energy”), wholly-owned by BAK Investments, located in Dalian, China, incorporated on August 14, 2013, previously named Dalian CBAK Trading Co., Ltd. until December 12, 2023, was transferred from BAK Asia to BAK Investments on December 26, 2023. On March 5, 2024, CBAK New Energy was transferred from BAK Investments to Hong Kong Hitrans. CBAK New Energy does not have any significant operations as of the date of this report.

●	Hitrans, or Zhejiang Hitrans Lithium Battery Technology Co., Ltd, 73.46% owned by CBAK Power, located in Shangyu, Shaoxing, China, incorporated on December 16, 2015, principally engaged in the business of research and development, production and sales of cathode materials and precursors for NCM lithium batteries.

●	Shaoxing Haisheng International Trading Co., Ltd. (“Haisheng”), wholly-owned by Hitrans, located in Shangyu, Shaoxing, China, incorporated on October 9, 2021, principally engaged in the business of cathode raw materials trading.

●	Anhui Yuanchuang New Energy Materials Co., Ltd. (“Yuanchuang”), a wholly-owned subsidiary of Hitrans, located in Fuyang, Anhui, China, incorporated on January 9, 2025, focuses on the production of cathode materials for NCM lithium batteries.

BAK Investments and its subsidiaries:

●	BAK Investments or BAK Asia Investments Limited, an investment holding company formed under the laws of Hong Kong;

●	CBAK New Energy (Nanjing) Co., Ltd (“CBAK Nanjing”), wholly-owned by BAK Investments located in Nanjing, China, incorporated on July 31, 2020. CBAK Nanjing does not have any significant operations as of the date of this report.

●	Nanjing CBAK or Nanjing CBAK New Energy Technology Co., Ltd., wholly owned by CBAK Nanjing, located in Nanjing, China, incorporated on August 6, 2020, focuses on the development and manufacture of larger-sized cylindrical lithium batteries.

●	Nanjing BFD or Nanjing BFD New Energy Technology Co., Ltd, wholly-owned by CBAK Nanjing, incorporated on November 9, 2020, formally known as Nanjing Daxin, renamed on March 8, 2023, focuses on the development and manufacture of battery packs. Nanjing BFD’s original business of the development and manufacture of electric bicycle, motorcycle and automotive spare parts has been gradually marginalized.

●	Shenzhen CBAK Sodium Battery New Energy Co., Ltd (“CBAK Shenzhen”), a wholly-owned subsidiary of BAK Investments, located in Shenzhen, China, incorporated on October 29, 2024, focuses on the research and development of sodium batteries.

●	CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”), 90% owned by Nanjing BFD, located in Suzhou, China, incorporated on May 4, 2018, used to focus on the development and manufacture of new energy high power battery packs. CBAK Suzhou currently does not employee any local staff. Since its lease expired in October 2019, CBAK Suzhou has stopped using the facilities located at its registered address. Some of its business has been transferred to our subsidiaries in Dalian, and CBAK Suzhou’s remaining assets are temporarily stored in our facilities in Dalian. We plan to dissolve CBAK Suzhou as soon as practicable.

Almost all of our business operations are conducted primarily through our Chinese subsidiaries. The chart below presents our current corporate structure:

Corporate Structure

CBAK Energy Technology, Inc.
(Nevada)
100%
100%
100%
CBAK Energy Investments Holdings
(Cayman)
CBAK Energy Technology Limited
(Cayman)

Change of Domicile

On September 23, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CBAK Energy Technology Limited (“CBAT Cayman”), an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company, pursuant to which the Company will merge with and into CBAT Cayman, with CBAT Cayman continuing as the surviving company (the “Redomicile Merger”). Upon consummation of the Redomicile Merger, CBAT Cayman will succeed, without interruption, to all of the Company’s assets, liabilities, contractual rights and obligations. Each issued and outstanding share of the Company’s common stock will be cancelled in exchange for one ordinary share in the capital of CBAT Cayman.

On March 18, 2026, the Company held a Special Meeting of Stockholders at which the Company’s stockholders approved the Redomicile Merger.

The change of the Company’s place of incorporation from Nevada to the Cayman Islands is expected to (i) allow the Company to reduce operational, administrative, legal and accounting costs over the long term because CBAT Cayman is expected to qualify as a “foreign private issuer” under the rules and regulations of the SEC and be exempt from certain rules under the Exchange Act, and (ii) more closely align the Company’s corporate structure with its international corporate strategy and the corporate structure of those prominent issuers who are listed on Nasdaq or NYSE with a substantial portion of their operations located in China. The Company expects to complete the Redomicile Merger in the first half of 2026 and, upon completion, expects to qualify as a foreign private issuer as of June 30, 2026.

The only governmental or regulatory approvals required to complete the Redomicile Merger are compliance with U.S. federal and state securities laws and Nevada corporate law (including the filing of articles of merger with the Secretary of State of the State of Nevada), together with the requisite filing of the plan of merger and other ancillary documents with the Registrar of Companies in the Cayman Islands pursuant to the Cayman Companies Act. The Company has confirmed with the CSRC that the Redomicile Merger and the issuance of ordinary shares by CBAT Cayman in connection therewith will not be subject to a post-transaction filing procedure with the CSRC. It is a condition to the completion of the Redomicile Merger that CBAT Cayman’s ordinary shares be authorized for listing on Nasdaq, subject to official notice of issuance and satisfaction of other standard conditions, and the Company expects that the ordinary shares will continue to trade under the symbol “CBAT.”

The Redomicile Merger will be accounted for as a legal reorganization with no change in ultimate ownership interest immediately before and after the transaction, and all assets and liabilities will be recorded at historical cost as an exchange between entities under common control. After the Redomicile Merger, CBAT Cayman, as successor to the Company, will continue to be treated as a U.S. corporation for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code. The Company intends the Redomicile Merger to qualify as a reorganization qualifying as a statutory merger within the meaning of Section 368(a) of the Code, and assuming it so qualifies, stockholders of the Company will not recognize gain or loss for U.S. federal income tax purposes as a result of the Redomicile Merger.

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
Energy Storage including Residential Energy Supply and UPS

On November 29, 2021, we announced the completion of the acquisition of 81.56% equity interests (such ownership percentage reduced to 73.46% of registered equity interests (representing 79.64% of paid-up capital as of December 31, 2025)) of Hitrans. We since then have incorporated the manufacture and sale of the following materials used in high power lithium batteries as part of our operations:

Material Type	End applications*
Cathode	High-power NCM lithium battery
Precursor	NCM cathode materials

Precursors are in general made from nickel salts, cobalt salts and manganese salts, and are used in manufacturing cathode materials. Cathode materials are crucial raw materials to manufacture lithium-ion batteries.

Sales and Marketing

Currently, commercial strategy for our battery segment is driven by our integrated marketing divisions in Dalian and Nanjing. Having successfully established a comprehensive sales network throughout China, these teams are actively accelerating our global footprint by developing robust international distribution channels across Europe, North America, Africa, Southeast Asia, and South Asia.

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

Intellectual Property

As of December 31, 2025, CBAK Power held 171 patents in the PRC, which will expire between 2026 to 2042. Among the 171 patents, two were acquired by BAK Asia, from an unrelated third party at RMB1 and were contributed as paid-in capital to CBAK Power. As of December 31, 2025, CBAK Energy held 9 patents in the PRC, all of which will expire between 2030 and 2040; Nanjing CBAK held 54 patents in the PRC, all of which will expire between 2031 and 2044; Nanjing BFD held 49 patents in the PRC, all of which will expire between 2028 and 2042; and Hitrans held 28  patents in the PRC, all of which will expire between 2028 and 2045.

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

Customers

Currently, major customers for our high -power lithium batteries business include Anker Innovations, Spiro Mobility, Scania (which became our direct ordering entity following its acquisition of a Northvolt business unit that originally procured our products, subsequently operating under the name Bucida),  Ather Energy, Shenzhen ACE Battery, DAT Bike and Inverted Energy. We believe that our revenue and market share will increase as we gradually expand our high-power battery production to meet the growing demand for these batteries.

Geography of Sales

Our revenues are generated from both domestic and international customers, but the percentage contribution from each group varies significantly from year to year. The following table sets forth certain information relating to our total revenues by location of our customers for the last two fiscal years:

	Fiscal Years ended
	December 31, 2025		December 31, 2024
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Mainland China	$147,280,627	75	$98,925,752	56
Europe	7,526,077	4	65,746,989	37
India	16,551,510	9	8,051,905	5
Africa	17,037,599	9	-	-
Others	6,793,493	3	3,889,963	2
Total	$195,189,306	100	$176,614,609	100

Competition

We face intense competition from high-power lithium battery makers and raw materials manufacturers in China. The following table sets forth our major competitors in the battery market broken down by battery models as well as in the materials market, as of December 31, 2025:

Product Type	Competitors
Model 26650/ 26700	China	Shandong Goldencell; EVPS; Power Long Battery
Model 32140	China	Gotion Hi-tech; EVE Battery
Model 40135	China	EVE Battery; Great Power; Do-Fluoride
Battery Pack	China	Greenway; Ampace
Cathode & Precursor	China	Beijing Easpring; Ronbay Technology; Huayou Cobalt

We believe that we are able to leverage our cutting-edge battery manufacturing techniques and R&D capabilities to compete favorably with our competitors. Compared to other Chinese battery makers, we believe we have higher consistency and safety in product quality, which enables us to compete favorably with our competitors.

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

We have strategically restructured our innovation pipeline by establishing a centralized R&D Institute. This new institute seamlessly integrates research personnel from our Dalian and Nanjing bases and wholly incorporates the staff, equipment, and proprietary technological achievements of BAK Tianjin. Drawing on BAK Tianjin’s extensive pedigree—which includes the successful development and distribution of high-power lithium-ion batteries for electric mobility and energy storage applications dating back to as early as December 2006—our R&D capabilities are now fully unified. Furthermore, to support future scaling, we are currently investing in the construction of a larger, next-generation R&D center as a primary initiative within our Phase II Nanjing Project.

Our R&D personnel developed model 32140 and 40135 lithium cells in house which have become one of the best large cylindrical battery models in the world. Furthermore, our R&D team successfully developed model 32140 sodium cell, making us one of only a few companies in the world that are capable of mass producing sodium-ion batteries. Our sodium cells can be used in ultra-low temperature conditions and have fast-charging capability. Actual testing data shows that our model 32140 sodium cells retain 85% capacity under -40℃ and could be charged to 90% capacity within 10 minutes.

To defend and advance our market positioning, we are broadening our cylindrical battery lineup with next-generation, large-format models, including the 60115, 60135, and 60150. These advanced form factors offer substantially higher energy capacities than our preceding product generations. Ultimately, this structural transition unlocks significant manufacturing efficiencies—driving down unit production costs while elevating overall performance—expressly designed to capture expanding demand within the LEV and energy storage sectors.

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

Human Capital

We had a total of approximately 1,739 employees as of December 31, 2025, all of whom are full-time employees. The following table sets forth the number of our employees by function.

Function	Number
Production	1,067
Research and development	379
Sales and marketing	46
General and administrative	247
Total	1,739

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

Regulations

Company Law

The establishment, operation and management of corporate entities in mainland China are governed by the Company Law of the People’s Republic of China, or the China Company Law, which was adopted by the Standing Committee of the National People’s Congress (“SCNPC”) in December 1993, implemented in July 1994, and subsequently amended in December 1999, August 2004, October 2005, December 2013, October 2018 and December 2023. Under the China Company Law, companies are generally classified into two categories: limited liability companies and companies limited by shares. The China Company Law also applies to foreign-invested limited liability companies and foreign-invested companies limited by shares. Pursuant to the China Company Law, where laws on foreign investment have other stipulations, such stipulations shall prevail.

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

Pursuant to the Circular of the State Administration of Foreign Exchange on Further Simplifying and Improving the Direct Investment-related Foreign Exchange Administration Policies, or the SAFE Notice 13, which was promulgated on February 13, 2015 and with effect from June 1, 2015, the foreign exchange registration under domestic direct investment and the foreign exchange registration under overseas direct investment is directly reviewed and handled by banks in accordance with the SAFE Notice 13, and the SAFE and its branches shall perform indirect regulation over the foreign exchange registration via banks

Regulations Relating to Dividend Distributions

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

Regulations Relating to Environmental Protection

The Environmental Protection Law of the PRC, or the Environmental Protection Law, was promulgated and effective on December 26, 1989, and amended on April 24, 2014.

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

Regulations Relating to Tax in the PRC

Income Tax

The PRC Enterprise Income Tax Law was promulgated in March 2007 and amended in December 2018. The PRC Enterprise Income Tax Law applies a uniform 25% enterprise income tax rate to both foreign-invested enterprises and domestic enterprises, except where tax incentives are granted to special industries and projects. Under the PRC Enterprise Income Tax Law, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. Under the implementation regulations to the PRC Enterprise Income Tax Law, a “de facto management body” is defined as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise.

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

Value-Added Tax

The PRC Provisional Regulations on Value-Added Tax were promulgated by the State Council on December 13, 1993, which became effective on January 1, 1994 and were subsequently amended from time to time. The Detailed Rules for the Implementation of the PRC Provisional Regulations on Value-Added Tax (2011 Revision) was promulgated by the Ministry of Finance on December 25, 1993 and subsequently amended on December 15, 2008 and October 28, 2011. On November 19, 2017, the State Council promulgated the Decisions on Abolishing the PRC Provisional Regulations on Business Tax and Amending the PRC Provisional Regulations on Value-Added Tax. Pursuant to these regulations, rules and decisions, all enterprises and individuals engaged in sale of goods, provision of processing, repair, and replacement services, sales of services, intangible assets, real property, and the importation of goods within the PRC territory are VAT taxpayers. On March 21, 2019, the Ministry of Finance, the SAT, and the General Administration of Customs jointly issued the Announcement on Relevant Policies on Deepen the Reform of Value-Added Tax. Sales revenue represents the invoiced value of goods, net of VAT. The VAT is based on gross sales price, starting from April 1, 2019, VAT rate was lowered to 13%. On September 30, 2019, the Ministry of Finance and the State Taxation Administration jointly issued the Announcement on Clarifying the VAT Additional Deduction Policy for the Living Services, pursuant to which, from October 1, 2019 to December 31, 2021, the taxpayers engaging in providing living services are allowed to deduct additional 15% of the deductible input VAT amount for the current period from the payable tax. For aforementioned taxpayers providing production and living services relating to Announcement on Policies for Deepening the VAT Reform and Announcement on Clarifying the VAT Additional Deduction Policy for the Living Services, the input VAT additional deduction policies is further extended to December 31, 2022 according to the regulations. From January 1, 2023 to December 31, 2024, the VAT Additional Deduction policy is implemented in accordance with the following provisions: (i). Taxpayers in the productive service industry are allowed to add 5% of the current deductible input tax to offset the taxable amount; (ii). Taxpayers in the lifestyle service industry are allowed to deduct 10% of the current deductible input tax to offset the taxable amount. On December 25, 2024, the prevailing VAT regulations were enacted into the Value-Added Tax Law of the People’s Republic of China, which came into effect on January 1, 2026.

Export Tax Rebate Policies

Pursuant to the Announcement on Adjustments to Export Tax Rebate Policies (Announcement [2024] No. 15) jointly issued by the Ministry of Finance and the SAT, which took effect on December 1, 2024, and remained in force throughout 2025, the PRC government implemented a phased reduction (the "Phase-out Policy") of export tax rebates for specific categories of goods. Under this policy, the export tax rebate rate for certain products, including but not limited to photovoltaic products, lithium-ion batteries, and certain non-metallic mineral products, was reduced from 13% to 9%. Furthermore, export tax rebates for aluminum, copper, and chemically modified oils and fats were entirely eliminated.

Following these adjustments, in January 2026, the Ministry of Finance and the SAT announced further optimizations to the export rebate structure to curb industrial overcapacity. Effective April 1, 2026, the export VAT rebate for photovoltaic products will be canceled (reduced to 0%), while the rebate for battery products will be reduced to 6%, with a scheduled complete elimination by January 1, 2027. These changes represent a strategic shift towards high-quality growth and may impact the net cost of exported goods depending on the enterprise's ability to pass through these costs to international customers.

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

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong and our auditor was subject to that determination. In May 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we have not been identified as a Commission-Identified Issuer after we filed on April 14, 2023 the annual report on Form 10-K for the fiscal year ended December 31, 2022 and we do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this annual report on Form 10-K for the fiscal year ended December 31, 2025.

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

While an increasing portion of our products are sold in international markets, including Europe, North America, Southeast Asia, South Asia and Africa, substantially all of our operations currently are conducted in the PRC. Accordingly, our financial condition and results of operations are affected to a significant extent by the economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. The PRC government has implemented various measures to encourage economic growth and to guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operations could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. However, the PRC government has actively encouraged foreign capital to invest in China and has an open mindset welcoming a free-market economy in areas unrelated to military and national security.

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

The PRC government has indicated an intent to take actions to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. For example, on July 6, 2021, the relevant PRC government authorities made public the Opinions on Strictly Scrutinizing Illegal Securities Activities in Accordance with the Law, or the Opinions. These Opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision of overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based over-seas-listed companies.

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

If a domestic company fails to complete the filing procedure or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as orders to rectify, warnings and fines. In addition, the controlling shareholders, actual controllers, the person directly in charge, and other directly liable persons of such domestic company may also be subject to administrative penalties, including warnings and fines. These regulatory authorities may also impose restrictions and penalties on the Company’s operations in China, significantly limit or completely hinder our ability to launch any new offering of our securities, limit our ability to pay dividends outside of China, delay or restrict the repatriation of the proceeds from future capital raising activities into China, or take other actions that could materially and adversely affect our business, results of operations, financial condition and prospects, as well as the trading price of our common stock.

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

Although the Trial Measures, Listing Guidelines and Revised Provisions have been in effect since March 31, 2023, there remain substantial uncertainties surrounding their enforcement. We cannot assure you that, if required, we would be able to complete the filings and fully comply with the relevant new rules on a timely basis, if at all. The PRC government authorities may further strengthen oversight and control over listings and offerings that are conducted overseas, and any such action may adversely affect our operations and significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause the value of such securities to significantly decline or become worthless.

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

August 9, 2023, the Biden administration released an executive order and an advanced notice of proposed rule-making (the “ANPRM”) providing a conceptual framework for outbound investment controls focused on China. Further to this ANPRM, on June 21, 2024, the U.S. Department of the Treasury (the “Treasury”) issued a proposed rule on outbound U.S. investments involving China that generally follows the ANPRM. On October 28, 2024, the Treasury issued a Final Rule to implement the executive order of August 9, 2023. The Final Rule became effective on January 2, 2025. The Final Rule targets investments involving persons and entities associated with “countries of concern,” including China, and it imposes investment prohibition and notification requirements on a wide range of investments in companies engaged in certain types of activities relating to three sectors: (1) advanced microchips and microelectronics, (2) quantum computing, and (3) artificial intelligence systems (“Covered Activities”), with persons from countries of concern engaged in these Covered Activities defined as “Covered Foreign Persons.” Investments by U.S. persons subject to the Final Rule, which are defined as “covered transactions,” include acquisitions of equity interests, certain debt financing, joint ventures, and certain investments as a limited partner in a non-U.S. person pooled investment fund. The Final Rule excludes some investments from the scope of covered transactions, including those in publicly traded securities listed on a national stock exchange. The Final Rule is aimed at exerting greater U.S. government oversight over U.S. direct and indirect investments involving China, and may introduce new hurdles and uncertainties for cross-border collaborations, investments, and funding opportunities of China-based issuers including us. We do not believe we are a Covered Foreign Person under the Final Rule. However, if we were to be deemed a Covered Foreign Person engaged in Covered Activities, the Final Rule could limit our ability to raise capital from U.S. investors generally, in which case our ability to raise such capital may be significantly and negatively affected, which could be detrimental to our business, financial condition and prospects.

Since early 2025, the United States and China have imposed new or higher tariffs on goods imported from each other, including tariff increases announced by both countries. If the United States or China continues imposing such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or by China, the resulting trade barriers could have a significant adverse impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, sanctions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact costs, our suppliers and the world economy in general, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

CBAK Energy Technology, Inc. is a holding company, and we conduct substantially all of our operations through our PRC subsidiaries. CBAK Energy Technology, Inc. relies on dividends and other distributions on equity paid by its PRC subsidiaries for its cash needs, including the funds necessary to pay dividends and other cash distributions to its stockholders, to service any debt it may incur and to pay its operating expenses. Current regulations in the PRC permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. According to the articles of association of our PRC subsidiaries, each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profit based on the PRC accounting standards and regulations each year to its statutory general reserve, until the balance in the reserve reaches 50% of the registered capital of the company. Funds in the reserve are not distributable to CBAK Energy Technology, Inc. in forms of cash dividends, loans or advances. In addition, if our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to CBAK Energy Technology, Inc., which in turn will adversely affect its available cash.

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

While very limited hedging transactions were historically available to us in China to reduce our exposure to exchange rate fluctuations, we have recently begun implementing risk management strategies. In 2025, our operating entities, CBAK Power and Nanjing CBAK, entered into foreign currency forward contracts and option swaps with commercial banks to mitigate such exposure. Additionally, Hitrans entered into commodity contracts to mitigate raw materials price fluctuations. However, the availability and effectiveness of these hedging transactions may still be limited, and we may not be able to successfully hedge all of our exposure. Furthermore, utilizing these derivative instruments introduces new risks, including counterparty credit risk, potential margin call requirements, and the risk that the instruments may not perfectly correlate with our actual foreign currency needs. If these hedging strategies are ineffective, or if our foreign currency exchange losses are magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies, fluctuations in exchange rates may have a material adverse effect on our financial condition, results of operations, and your investment.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Substantially all of our current operations are conducted in China. Moreover, most of our current directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements included in this annual report which states that the financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included herein, we had a working capital deficiency, accumulated deficit from recurring net losses incurred and significant short-term debt obligations maturing in less than one year as of December 31, 2025.  These conditions raise substantial doubt about our ability to continue as a going concern. We plan to improve our profitability, renew our bank borrowings upon maturity and raise additional funds through bank borrowings and equity financing to meet our daily cash demands. However, there can be no assurance that we will be successful in executing such plans or obtaining additional equity or debt financing on acceptable terms. The audited consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

The acquisition of a controlling Interest in Hitrans has not fully delivered the anticipated benefits, as its financial performance has historically faced challenges in meeting initial expectations; however, Hitrans’s operational results reached an inflection point in the third quarter of 2025 and have since demonstrated a recovery trend. Additionally, it continues to provide strategic value, including market presence and potential synergies with our existing operations. We remain focused on leveraging Hitrans’s capabilities and exploring opportunities to enhance its contribution to our overall business.

We consummated the acquisition of 81.56% of registered equity interests (representing 75.57% of paid-up capital) in Hitrans in November 2021. As of December 31, 2025, our ownership had reduced to 73.46% of registered equity interests (representing 79.64% of paid-up capital) as a result of Hitrans’s subsequent equity financings and our sale of certain equity interests in Hitrans. We have fully paid the registered capital of Hitrans that we had subscribed for.

While Hitrans’s revenue initially declined following the acquisition, performance began to stabilize and trend upward starting in the second half of 2025. Net revenue from sales of cathode materials and precursors increased from $40.0 million for the fiscal year ended December 31, 2024, to $89.2 million for the fiscal year ended December 31, 2025.

Acquisitions generally pose risks such as (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; (iv) potential unknown or unquantifiable liabilities associated with the target company; and (v) diversion of management’s attention from other business concerns. This acquisition involved substantial investment of funds from our previous equity financings and resulted in one-time charges and expenses. If we are unable to sustain the recent recovery momentum of Hitrans, our operating results could be negatively impacted.

Additionally, we have recognized impairment losses for long-lived assets of $0.5 million and nil for the years ended December 31, 2024 and 2025, respectively. Such impairment charges represented the excess of carrying amounts of long-lived assets over the estimated fair value of the production facilities in Hitrans for the production of materials used in manufacturing of lithium batteries. We also recognized impairment losses for goodwill of $1.6 million for the year ended December 31, 2022 due to the underperformance of the Hitrans segment.  Any additional impairment of goodwill or other intangible assets acquired in connection with Hitrans’s acquisition or in another acquisition or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings.

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

In June 2020, our wholly-owned subsidiary, BAK Asia entered into a framework investment agreement with Gaochun EDZ. According to this agreement, we intended to develop certain lithium battery projects which are expected to have a total production capacity of approximately 20 GWh per year with support from Gaochun EDZ. See also “Item 1. Business—Expansion of Manufacturing Capabilities” for additional information on our cooperation with Gaochun EDZ. We have put into operation two production lines of model 32140 large-sized cylindrical “tabless” batteries with an actual production capacity of 1.5 GWh per year. Model 32140 batteries can be used in light electric vehicles, electric vehicles and energy storage. We also announced in June 2023 that we had succeeded in mass-producing Model 32140 sodium-ion cylindrical batteries, making us one of only a few companies in the world that have the capacity to mass produce sodium-ion batteries. We are actively ramping up production capacity across two new Model 32140 lines at our Nanjing facility and a newly commissioned large-format Model 40135 line at our Dalian facility. Concurrently, we continue to drive future innovation by accelerating the development of our next-generation cylindrical cell series, which includes Models 60115, 60135, and 60150.

In addition, we have been gradually phasing out our light electric vehicle business. In 2020, we ventured into developing light electric vehicle projects. On November 9, 2020, we established our new subsidiary, Nanjing BFD, formally named Nanjing Daxin, to launch and develop our light electric vehicle business. However, the development of this new line of business was not successful due to the competitive landscape and evolving market preferences. Jiangsu Daxin, a subsidiary wholly-owned by Nanjing BFD, incorporated on August 4, 2021 and focused on the development and manufacture of electric bicycle, motorcycle and automotive spare parts, was dissolved on December 22, 2023. Nanjing BFD has shifted away from the development and manufacture of electric bicycles, motorcycles and automotive spare parts and pivoted towards the manufacture of sodium-ion batteries since 2023. Beginning in 2025, Nanjing BFD’s primary operational focus shifted to battery pack assembly. This business unit is dedicated to integrating our individual cells into finished, fully functional battery systems for our end customers.

By assembling individual cells into complete, plug-and-play battery systems, we seek to bypass intermediate integrators and serve end-users directly. Currently, these manufactured pack units are predominantly engineered for, and utilized within, the light electric vehicle battery swapping infrastructure throughout the African market. The battery pack integration business requires us to develop new capabilities in systems integration, supply chain management for pack-level components, quality assurance for assembled systems, and direct engagement with end-users, all of which carry execution risk. Moreover, our initial focus on the African market for battery swapping infrastructure introduces additional risks specific to that market, including limited infrastructure, evolving regulatory frameworks, political instability, currency volatility, and challenges in establishing reliable distribution and after-sales service networks in a new geographic region.

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

The lithium-based battery market, as well as the battery materials industry, are characterized by changing technologies and evolving industry standards, which are difficult to predict. This, coupled with frequent introduction of new products and models, has shortened product life cycles and may render our products obsolete or unmarketable. Our ability to adapt to evolving industry standards and anticipate future standards will be a significant factor in maintaining and improving our competitive position and our prospects for growth. To achieve this goal, we have invested and plan to continue investing significant financial resources in our R&D infrastructure. Currently, we have facilities in Dalian, Nanjing and Shaoxing, China, which have about 379 R&D staffers and over 9,151 square meters of space dedicated to R&D activities.

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

We incurred capital expenditures of approximately $44.6 million and $17.2 million for the years ended December 31, 2025 and 2024, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to timely obtain capital on acceptable terms and adequately maintain our manufacturing capacity, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

We face intense competition from other battery manufacturers and cathode material and precursor producers, many of which have significantly greater resources.

The market for batteries used in residential energy storage & UPS applications, electric vehicles and light electric vehicles   is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in declines in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from manufacturers of traditional rechargeable batteries, such as lead-acid batteries, other manufacturers of lithium-ion batteries and companies engaged in the development of batteries incorporating new technologies. Other manufacturers of high-power lithium batteries currently include Gotion Hi-tech, EVE Battery, Shandong Goldencell, EVPS, Power Long Battery, Great Power, Do-Fluoride, Greenway and Ampace.

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

We are dependent on a limited number of customers for a significant portion of our revenues, including international customers across multiple continents, and this dependence is likely to continue.

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 66.1% and 37.1% of our revenues for the years ended December 31, 2024 and 2025, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single prominent customer stops purchasing our products.

Currently, major customers for our high-power lithium batteries business include Anker Innovations, Spiro Mobility, Bucida, Ather Energy, Shenzhen ACE Battery, DAT Bike, and Inverted Energy. These customers are based in, or conduct significant operations across, multiple international markets, including Europe, Africa, and South and Southeast Asia. As a result, our revenue is subject to not only customer concentration risk, but also to the financial health, market conditions, and regulatory environments affecting these specific international customers and the markets in which they operate. For instance, the financial difficulties, operational disruptions, or strategic shifts of any one of these major customers could materially and adversely affect our revenue and results of operations. Moreover, our reliance on customers operating across a broad range of international jurisdictions subjects us to additional risks, including the impact of foreign economic conditions, trade restrictions, sanctions, and geopolitical instability on customer demand.

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

As the demand for our battery cell and battery materials is directly related to the market demand for high-power electric devices, a fast-growing high-power electric devices market will be critical to the success of our business. In anticipation of an expected increase in the demand for high-power electric devices such as electric vehicles, light electric vehicles, and energy storage including residential energy supply and UPS application in the next few years, we are building new manufacturing facilities in Nanjing and have invested in the R&D capability of our acquired battery materials business. However, the markets we have targeted, primarily those in the PRC, may not achieve the level of growth we expect. If this market fails to achieve our expected level of growth, we may have excess production capacity and may not be able to generate enough revenue to maintain our profitability.

We face risks associated with the marketing, distribution and sale of our products internationally, including in new markets such as Africa, and if we are unable to effectively manage these risks, they could impair our ability to expand our business abroad.

For the years ended December 31, 2024 and 2025, we derived 44% and 25%, respectively, of our sales from outside the PRC mainland. We deem overseas markets as an important revenue source for us, and have been actively pursuing opportunities to expand our customer base overseas. Currently, our commercial strategy for our battery segment is driven by our integrated marketing divisions in Dalian and Nanjing. Having successfully established a comprehensive sales network throughout China, these teams are actively accelerating our global footprint by developing robust international distribution channels across Europe, North America, Southeast Asia, South Asia and Africa.  In addition, our Nanjing BFD subsidiary has commenced battery pack integration operations targeting the African market.

The marketing, international distribution and sale of our products expose us to a number of risks, including:

●	fluctuations in currency exchange rates;

●	difficulty in engaging and retaining distributors that are knowledgeable about, and can function effectively in, overseas markets;

●	increased costs associated with maintaining marketing efforts in various countries;

●	difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our products;

●	inability to obtain, maintain or enforce intellectual property rights;

●	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries;

●	geopolitical instability, armed conflict, terrorism, sanctions, and trade restrictions affecting markets in which we or our customers operate, including, but not limited to, the ongoing conflict in the Middle East and related disruptions to global trade and logistics; and

●	operational and logistical challenges particular to emerging markets, including infrastructure limitations, political instability, less predictable legal and regulatory environments, and challenges in establishing effective distribution, servicing, and warranty support networks.

Our expansion into new geographic markets, particularly the African market for battery pack products and the diversification of our customer base across Europe, North America, South Asia, and Southeast Asia, increases our exposure to these risks. If we are unable to effectively manage these risks, our ability to expand our international operations and our business, financial condition, and results of operations could be materially and adversely affected.

Our expansion into the African market subjects us to significant operational, regulatory, political, and economic risks that could materially and adversely affect our business, financial condition, and results of operations.

Our Nanjing BFD subsidiary has commenced battery pack integration operations targeting the African market, with manufactured pack units predominantly engineered for, and utilized within, the light electric vehicle battery swapping infrastructure throughout the region. In 2025, approximately 9% of our revenue was derived from the African market. As this represents our initial entry into the African market, we face a number of risks and uncertainties specific to operating in this region, any of which could materially and adversely affect our business, financial condition, and results of operations.

Many countries in Africa have limited transportation, logistics, energy, and telecommunications infrastructure compared to the markets in which we have historically operated, which may impair our ability to deliver products reliably, maintain consistent supply chains, and support the battery swapping infrastructure on which our products depend. The regulatory environment governing electric vehicles, battery technologies, energy storage, and related industries in many African countries is at an early stage of development and may change rapidly or unpredictably, creating uncertainty regarding necessary permits, product liability standards, environmental requirements, and import and export controls obligations. In addition, certain countries in Africa have experienced, and may continue to experience, political instability, civil unrest, armed conflict, terrorism, government expropriation, sanctions, and abrupt changes in government leadership or policy, any of which could disrupt our operations, threaten the safety of our personnel, damage or destroy our assets, and impair our ability to enforce contractual rights.

Establishing reliable distribution channels and after-sales service networks in the African market presents significant challenges. We currently deploy expatriate employees from our PRC subsidiaries to multiple African countries to provide local after-sales services. These expatriate personnel are employed and compensated by our PRC subsidiaries and return to China periodically, subjecting us to additional risks, including difficulties in recruiting and retaining qualified personnel, compliance with immigration and labor laws across multiple African jurisdictions, exposure to health and safety risks, and the logistical complexity of managing a geographically dispersed expatriate workforce. Our operations spanning multiple African countries also subject us to a complex web of legal and regulatory requirements, including anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and applicable PRC anti-bribery laws, export control regulations, trade sanctions, tax laws, and transfer pricing rules. Any failure to comply with applicable laws and regulations could result in civil or criminal penalties, reputational harm, and disruption of our operations.

We have limited operating history and institutional knowledge with respect to the African market, and we may face competition from established local and international participants with greater familiarity with local market conditions and more established distribution networks. There can be no assurance that our products and services will sustain market acceptance in Africa. If any of the foregoing risks materialize, individually or in combination, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

Our success, in part, depends on the success of manufacturers of the end applications that use our products, and our failure to gain acceptance of our products from such manufacturers could materially and adversely affect our results of operations and profitability.

As we target the battery markets for light electric vehicles, electric vehicles, energy storage including but not limited to residential energy supply & UPS application, and other high-power electric devices, our future success in part depends on whether end-application manufacturers are willing to use batteries that incorporate our products. To secure acceptance of our products, we must constantly develop and introduce more reliable and cost-effective battery cells and battery materials with enhanced functionality to meet evolving industry standards. We generated approximately $37.2 million revenues from light electric vehicle and electric vehicle customers in 2025. In 2025, our sales of cathode materials and precursors reached $89.2 million. However, we cannot guarantee that the market demand for our products will not decline.

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

We have engaged in transactions with related parties, and such transactions present potential conflicts of interest that could have an adverse effect on our business and results of operations.

As a public company, we are unable to control or predict transfers of our common stock by our shareholders, nor can we control whether our suppliers, customers, or their respective controlling persons acquire or dispose of our common stock. There was a change in the shareholder who beneficially owns more than 10% of our outstanding common stock in December 2025. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this annual report for further details. To our knowledge, the individual who beneficially owns the new shareholder that holds more than 10% of our outstanding common stock and is our largest shareholder, Gimli Group Limited, is a family member of a controlling person of certain of our suppliers and customers for certain products, and also holds an equity interest in one of our suppliers. Although such individual and the related entities had existing supplier and customer relationships with us prior to the change in our principal shareholder, these relationships may give rise to potential conflicts of interest in our future commercial dealings. Further, we may in the future enter into additional transactions with entities affiliated with Gimli Group Limited or the individual who beneficially owns Gimli Group Limited. Such transactions present potential for conflicts of interest, as the interests of these entities may not align with the interests of the Company and our unaffiliated shareholders with respect to the negotiation of, and certain other matters related to, our purchases from, sales to and other transactions with such entities. Conflicts of interest may also arise in connection with the exercise of contractual remedies under these transactions, such as for events of default.

All transactions with related parties are subject to our internal policies governing conflicts of interest and related-party approvals. We believe that the terms of such transactions are fair and reflect arm’s-length pricing. However, we cannot assure you that third parties, including regulators, auditors, or investors, will not challenge our assessment or conclude that such arrangements were not conducted on an arm’s-length basis. Moreover, we cannot assure you that any past, present, or future principal shareholder has not or will not exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, in a manner that prioritizes its own interests over those of our shareholders as a whole. Any such actions could have a material adverse effect on our business and results of operations.

We may not be able to accurately plan our production based on our sales contracts, which may result in excess product inventory or product shortages.

Our sales contracts for battery cells typically provide for a non-binding, three (3)-month forecast on the quantity of products that our customers may purchase from us. Our sales contracts for battery materials typically provide for a non-binding, two (2)-month forecast on the quantity of products that our customers may purchase from us. We typically have only a 15-day to 30-day lead time to manufacture battery cell products and 25-day lead time to produce battery material products to meet our customers’ requirements once our customers place orders with us. To meet the short delivery deadline, we generally make significant decisions on our production level and timing, procurement, facility requirements, personnel needs and other resources requirements based on our estimate in light of this forecast, our past dealings with such customers, market conditions and other relevant factors. Our customers’ final purchase orders may not be consistent with our estimates. If the final purchase orders substantially differ from our estimates, we may have excess product inventory or product shortages. Excess product inventory could result in unprofitable sales or write-offs as our products are susceptible to obsolescence and price declines. Producing additional products to make up for any product shortages within a short time frame may be difficult, making us unable to fill out the purchase orders. In either case, our results of operation would fluctuate from period to period.

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

We believe that our ability to offer products at lower costs—leveraging economies of scale from fully operational production lines—while maintaining prices above the market average has been a key driver of o our past success and will be vital to our future growth. We believe this is one of our competitive advantages over our competitors. We need to increase our manufacturing output to a level that will enable us to substantially reduce the cost of our products on a per unit basis through economies of scale. However, our ability to substantially increase our manufacturing output is subject to significant constraints and uncertainties, including:

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

We may incur significant costs because of the warranties we supply with our battery products.

With respect to the sale of our battery products, we typically offer warranties against any defects due to product malfunction or workmanship for a period of six (6) months-to-five (5) years from the date of purchase, including a period of six (6) to twenty-four (24) months for battery cells, and a period of twelve (12) to twenty-seven (27) months for battery modules for electric bicycles, and a period of three (3) years to five (5) years (or 120,000 or 200,000 km if reached sooner) for battery modules for electric vehicles. Beginning in 2025, we also provide warranties for our battery pack products, generally under a "2+1" year model based on time or battery cycles. Under certain agreements, we are responsible for replacements, logistics, and labor costs for defective units, and may be subject to product recalls if defect rates exceed specified thresholds. Additionally, we may be liable for substantial indemnification in the event of safety-related incidents caused by our products. We provide a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event that we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

While certain of our subsidiaries maintain product liability insurance, we do not maintain comprehensive product liability insurance across all our operations to cover all claims against our product quality. Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

Certain of our subsidiaries maintain product liability insurance, but we do not maintain comprehensive product liability insurance across all our operations to provide against all claims against us based on our product quality. As a result, to the extent that our products are not covered by insurance or if the insurance coverage is insufficient, defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share. Furthermore, if any of our products are found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacements, provide refunds, or pay damages. We may be required to incur substantial amounts to indemnify our customers in respect of their product quality claims against us that are not covered by insurance, which would materially and adversely affect the results of our operations and severely damage our reputation.

We do not have insurance coverage against all the damages or losses of our facilities.

We currently have insurance coverage for certain buildings located at our facilities in Dalian. We are discussing with multiple insurance service providers aiming to secure comprehensive insurance coverage for the remaining properties. If we were to suffer any losses or damages to any of the facilities before the purchase of insurance policies that provide adequate coverage, our business, financial condition and results of operations may be materially and adversely affected. In addition, our subsidiary, Hitrans, maintains property insurance coverage against certain property and inventory damages and losses.

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

We and our independent public accounting firm identified material weaknesses in our internal control over financial reporting as of December 31, 2025.  If we fail to remediate the material weaknesses, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

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

Geopolitical instability, including the armed conflict in the Middle East and related military actions involving Iran, could disrupt global supply chains, increase costs, and adversely affect our business and results of operations.

Our operations and the markets we serve are subject to risks arising from geopolitical instability. Recent developments, including military actions involving Iran and the broader armed conflict in the Middle East, have heightened global uncertainty and could adversely impact our business in several ways.

Armed conflict in the Middle East may disrupt global shipping routes, particularly through the Red Sea and the Suez Canal, leading to delays and increased costs for the transportation of our products and raw materials. Additionally, the imposition or expansion of international sanctions, export controls, or trade restrictions in connection with geopolitical conflicts could limit our ability to transact with certain customers, suppliers, or markets, or could otherwise impair our international operations.

We currently sell our products and serve customers across Europe, North America, Southeast Asia, South Asia, and Africa. The breadth of our international operations exposes us to the direct and indirect effects of regional conflicts, including disruptions to the operations or financial condition of our customers and supply chain partners. In particular, any expansion of the Middle East conflict that impacts trade routes serving the African or South Asian markets, where we are actively expanding our presence, could be particularly disruptive to our business. We cannot predict the duration or escalation of these or other geopolitical conflicts, and any such conflicts could have a material adverse effect on our business, financial condition, and results of operations.

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

On October 1, 2025, we received notice from the Listing Qualifications Department of Nasdaq indicating that, for the preceding 30 consecutive business days, the bid price for the common stock had closed below the minimum $1.00 per share and as a result, CBAK Energy Technology, Inc. was no longer in compliance with the Nasdaq Listing Rule 5550(a)(2). Subsequently, on March 17, 2026, the Company received a notification letter from the Listing Qualifications Department of Nasdaq stating that the Company had regained compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq. Nasdaq determined that, from February 17, 2026 to March 16, 2026, the closing bid price of the Company’s common stock had been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) and the matter is now closed.

Although we have recently regained compliance with Nasdaq’s minimum bid price requirement, we cannot assure you that we will be able to maintain such compliance or continue to comply with other requirements for continued listing on the Nasdaq in the future. If the common stock loses its status on the Nasdaq, the common stock would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling the common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event the common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in the common stock, further limiting the liquidity of the common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for the common stock. Such delisting from the Nasdaq and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

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

In the fiscal year ended December 31, 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see “Risks Related to Our Business—We rely significantly on technology and systems to support our production, supply chain, payments, financial reporting and other key aspects of our business. Any failure, inadequacy, interruption or security failure of those systems could have a material adverse effect on our business, reputation and brand, financial condition, and results of operations” and “Risks Related to Our Business—System security risk issues, and disruption of our internal operations or information technology systems, could have a material adverse effect on our business, financial condition, and results of operations” in Item 1A-Risk Factors.

ITEM 2. PROPERTIES.

We have completed the construction of the facilities in our Dalian site with a total area of 83,584 square meters comprising manufacturing facilities, warehousing and packaging facilities and administrative offices at the BAK Industrial Park in Dalian. Of that space, approximately 55,463 square meters are manufacturing facilities. Our power battery manufacturing plant and packing plant in Dalian started commercial production in July 2015.  In 2025, we further expanded our Dalian operations by constructing two additional buildings. Construction for these two new facilities commenced on March 23, 2025, and was completed on November 10, 2025.

We have completed the construction facilities for the Phase One of our Nanjing site, which occupies an area of 27,141 square meters. The Phase Two of our Nanjing site occupies an area of 61,434 square meter, includes 53,854 square meters of manufacturing facilities.

In November 2021, the Company completed the acquisition of Hitrans. Hitrans owns a manufacturing facility, warehousing, R&D and administrative offices in Zhejiang with a total area of 72,005 square meters. Of that space, approximately 10,204 square meters are manufacturing facilities. Yuanchuang acquired a land use right on May 13, 2025 to build a factory in Anhui, PRC for cathode materials manufacturing. The construction was in progress with a total area of 34,522 square meters.

In July 2023, we secured a rental agreement for a facility in Shangqiu, Henan, PRC, spanning an area of 22,000 square meters. This space includes 12,000 square meters allocated for production purposes, specifically aimed at expanding our capacity to manufacture model 26700 cells. This strategic move is in response to the escalating demand for our battery products. Additionally, Nanjing BFD has leased a property covering 6,610 square meters.

We believe that our facilities, including those under construction, meet our current business needs and will meet the needs of our expanded operations in the future.

The following tables sets forth the breakdown of our facilities as of December 31, 2025 based on use.

Facility	Usage	Area (m2)
Constructions completed – facilities owned	Manufacturing	65,667
	R&D and administrative	98,815
	Warehousing	20,443
	Other facilities	5,186
	Total	190,111

Constructions–completed - facilities rented	Manufacturing	98,080
	Warehousing	12,798
	Administrative	6,414
	Other facilities	6,307
	Total	117,185

The following table presents the total acreage of facilities controlled by each of our major operating subsidiaries as of December 31, 2025:

		Area (m2)
Dalian CBAK Power facilities site area	Total	83,584
Nanjing CBAK facility site area	Total	88,575
Nanjing BFD facilities site area	Total	6,610
Hitrans facilities site area	Total	106,527
Shangqiu facilities site area	Total	22,000

See also “Item 1. Business—Overview of Our Business—Expansion of Manufacturing Capabilities” for more information related to the construction of our Nanjing facilities.

We currently have insurance coverage for certain buildings located at our facilities in Dalian. We are discussing with multiple insurance service providers aiming to secure comprehensive insurance coverage for the remaining properties. In addition, our subsidiary, Hitrans, maintains property insurance coverage against certain property and inventory damages and losses.

See also “Risk Factors—Risks Related to Our Business—While certain of our subsidiaries maintain product liability insurance, we do not maintain comprehensive product liability insurance across all our operations to cover all claims against our product quality. Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.”

ITEM 3. LEGAL PROCEEDINGS.

See Note 28. “Commitments and Contingencies—(ii) Litigation” to our audited consolidated financial statements included in this report.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Effective June 21, 2019, the Company’s Common Stock started trading on the Nasdaq under the symbol “CBAT.”

Approximate Number of Holders of Our Common Stock

As of March 25, 2026, there were approximately 48 holders of record of our common stock, which do not include the number of stockholders holding shares of our common stock in “street name.”

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the 2025 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2025 fiscal year.

Issuer Purchases of Equity Securities

Our common stock repurchase activity for the three months ended December 31, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)

October 1, 2025 to October 31, 2025	-	$-	-	$18,499,765
November 1, 2025 to November 30, 2025	-	-	-	$18,499,765
December 1, 2025 to December 31, 2025	-	-	-	$18,499,765
Total	-	$-	-	$18,499,765

(1)	Average price paid per share excludes broker commissions and fees.

(2)	On May 20, 2025, our board of directors authorized the repurchase of up to $20 million in shares of our outstanding common stock. The stock repurchase program will end on May 20, 2026 and may be suspended, modified, or discontinued by the board of directors at any time.

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

Overview

Our core operations encompass the comprehensive research, development, manufacturing, and commercialization of advanced energy solutions. Operating as a vertically integrated manufacturer, our portfolio spans upstream active materials—specifically lithium-ion precursors and cathode materials—through the production of high-power lithium-ion and sodium-ion cells, and the final assembly of turnkey battery systems. These highly engineered products are strategically targeted for deployment across the following primary sectors:

●	Electric vehicles (“EV”), such as electric cars, electric buses, hybrid electric cars and buses;

●	Light electric vehicles (“LEV”), such as electric bicycles, electric motors, electric tricycles and smaller-sized electric cars; and

●	Energy storage including but not limited to residential energy supply & uninterruptible power supply application, and other high-power applications.

During 2025, market demand for our Dalian-manufactured model 26650 lithium-ion batteries gradually contracted, reflecting the natural lifecycle of a product introduced in 2006. In contrast, demand for our model 32140 cells, produced in Nanjing, heavily exceeded available supply. To capitalize on these market shifts, we are updating the Dalian facility's portfolio with the introduction of the model 40135, while expanding the Nanjing facility's output through our Phase II line additions. Currently, the Dalian center houses three model 26650 production lines (1.0 GWh annual capacity) and one new model 40135 line (2.3 GWh annual capacity) that is actively ramping up. In Nanjing, our Phase I lines deliver 1.5 GWh of model 32140 cells annually, while the two higher-speed Phase II lines provide an additional 3.0 GWh. Furthermore, we currently lease a manufacturing center in Shangqiu, operating two production lines that yield 0.5 GWh of model 26700 cells annually. Model 26700 is a variant to model 26650, and is suitable to backup battery units (“BBU”) at data centers.

We generated revenues from the manufacture and sale of high-power lithium and sodium batteries  as well as raw materials for lithium batteries in the aggregate amounts of $176.6 million and $195.2 million for the fiscal years ended December 31, 2024 and 2025, respectively. We recorded a net income of $9.6 million and a net loss $11.0 million during the fiscal years ended December 31, 2024 and 2025, respectively. New revenues derived from the sale of materials used in manufacturing of lithium batteries, through the acquired subsidiary, Hitrans, as well as the continuous climb of sales in batteries used in residential energy supply and UPS and light-electric-vehicle related products, contributed to our total net revenues.

For more details, see “Item 1. Business—Overview of Our Business.” Specifically, total net revenue from sales of batteries for residential energy supply and uninterruptable supplies was $68.8 million for the fiscal year ended December 31, 2025, as compared to $124.6 million for fiscal year ended December 31, 2024. Net revenue from sales of cathode materials and precursors was $89.2 million for the fiscal year ended December 31, 2025, as compared to $40.0 million for fiscal year ended December 31, 2024. In addition, net revenues from sales of batteries for light electric vehicles was $36.4 million for the fiscal year ended December 31, 2025, as compared to $10.3 million for fiscal year ended December 31, 2024, an increase of $26.0 million, or 252%. We believe the government’s new energy policies will, in the long run, encourage the production of new energy vehicles, optimize the industry’s structure, enhance technical standards and strengthen the industry’s competitiveness, which ultimately will foster strategic development of new energy vehicles. In addition, our latest development of Model 32140 and 40135 battery and our planned investment in the R&D of Series 60 batteries will help us regain competitiveness in the energy storage, LEV and EV markets with the appropriate products. With the demand for new energy growing, we are confident in our ability to secure additional orders from the expanding market.

The Dalian manufacturing center, which originally commenced commercial operations in July 2015, currently maintains two legacy production lines yielding an annual capacity of 1.0 GWh for our model 26650 cells. To execute our next-generation expansion strategy, we have successfully completed the construction of a new, large-format cylindrical cell production line dedicated to the model 40135. This advanced line adds 2.3 GWh of design capacity and is currently undergoing its production ramp-up phase, with the facility projected to achieve its maximum aggregate capacity of 3.3 GWh by early 2027.

In 2020, we initiated a two-phase construction strategy for our Nanjing manufacturing campus. Phase I commenced operations in the second half of 2021, encompassing approximately 27,173 square meters, and has since steadily scaled to an annualized production capacity of 1.5 GWh. Construction of Phase II, which comprises three primary manufacturing plants, began in 2022. We are currently deploying production infrastructure within the first of these three Phase II plants. Following rigorous equipment installation and commissioning protocols in 2025, we officially commenced operations for two new production lines yielding a combined annual capacity of 3.0 GWh. We project these lines will complete their operational ramp-up and achieve maximum capacity utilization by early 2027. Upon the full operational integration of all three Phase II plants, the aggregate capacity of the Nanjing campus is projected to reach approximately 20 GWh, systematically addressing escalating client demand.

Furthermore, driven by surging order volumes in 2023, we executed a strategic lease for supplemental manufacturing space in Shangqiu, Henan Province, PRC. This facility operates two production lines dedicated to our model 26700 cells—an advanced variant of the 26650 with an architecture suitable for data center uninterruptible power supply (UPS) applications—providing 0.5 GWh of annual capacity. Notably, capital improvement costs for this facility were fully absorbed by the lessor, and subject to specific regulatory criteria, applicable lease expenditures are eligible for local tax offsets. Moving forward, we anticipate this highly optimized capacity expansion will drive sustained margin expansion and profitability across our battery segment.

We acquired 81.56% of registered equity interests (representing 75.57% of paid-up capital) in Hitrans, a leading developer and manufacturer of NCM precursor and cathode materials in China, in November 2021. As of December 31, 2025, our equity interests in Hitrans had reduced to 73.46% (representing 79.64% of paid-up capital) after Hitrans accepted investments from several investors. See “Item 1. Business—Overview of Our Business—Acquisition of A Raw Materials Manufacturer” for more information on the acquisition.

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

Cost of revenues. Cost of revenues consists primarily of material costs, sub-contracting charges, employee remuneration for staff engaged in production activity, share-based compensation, depreciation and related expenses that are directly attributable to the production of products. Cost of revenues also includes write-downs of inventory to lower of cost and net realizable value.

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

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%, except for Hitrans, CBAK Power, Nanjing CBAK and Nanjing BFD have been recognized as a “High and New Technology Enterprise” and enjoyed a preferential tax rate of 15% for three years from the approval date, expiring in 2025 to 2026. Our Hong Kong subsidiaries, BAK Asia, BAK Investment and Hong Kong Hitrans, are subject to profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, BAK Asia, BAK Investment and Hong Kong Hitrans had not paid any such tax. CBAK Lithium Battery Malaysia is subject to income tax laws of Malaysia at the statutory rate of 24%. We did not have any assessable income derived from or arising in Malaysia for the year ended December 31, 2025.

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,		Change
	2024	2025	$	%
Net revenues	$176,615	$195,189	18,574	11%
Cost of revenues	(134,839)	(176,767)	(41,928)	31%
Gross profit	41,776	18,422	(23,354)	-56%
Operating expenses:
Research and development expenses	(13,010)	(15,802)	(2,792)	22%
Sales and marketing expenses	(5,198)	(5,077)	121	-2%
General and administrative expenses	(13,948)	(16,195)	(2,247)	16%
Impairment charge on property, plant and equipment	(475)	-	475	-100%
Provision of expected credit losses, net	(356)	210	566	-159%
Total operating expenses	(32,987)	(36,864)	(3,877)	12%
Operating income (loss)	8,789	(18,442)	(27,231)	-310%
Finance income (expenses), net	1,283	(673)	(1,956)	-152%
Share of (loss) income of equity investee	(19)	145	164	-863%
Gain on disposal of equity investee	45	-	(45)	-100%
Other income, net	1,046	8,273	7,227	691%
Change in fair value of financial derivatives	-	(440)	(440)	n/a
Income (loss) before income tax	11,144	(11,137)	(22,281)	-200%
Income tax (expense) credit	(1,559)	185	1,744	-112%
Net income (loss)	9,585	(10,952)	(20,537)	-214%
Less: Net loss attributable to non-controlling interests	2,205	1,574	(631)	-29%
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	$11,790	(9,378)	(21,168)	-180%

Net revenues. Net revenues were $176.8 million for the fiscal year ended December 31, 2024 as compared to $195.2 million for the fiscal year ended December 31, 2025, an increase of $18.6 million, or 11%.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts, other than percentage, in thousands of U.S. dollars)

	Years Ended
	December 31,	December 31,	Change
	2024	2025	$	%
High-power lithium batteries used in:
Electric vehicles	$1,682	$796	(886)	-53%
Light electric vehicles	10,319	36,363	26,044	252%
Residential Energy Supply & Uninterruptable supplies	124,588	68,823	(55,765)	-45%
	136,589	105,982	(30,607)	-22%
Materials used in manufacturing of lithium batteries
Cathode	34,229	82,483	48,254	141%
Precursor	5,797	6,724	927	16%
	40,026	89,207	49,181	123%
Total	$176,615	$195,189	18,574	11%

Net revenues from sales of batteries for electric vehicles were $0.8 million for the fiscal year ended December 31, 2025, as compared to $1.7 million for 2024, a decrease of $0.9 million or 53%.

Net revenues from sales of batteries for light electric vehicles was approximately $10.3 million for the fiscal year ended December 31, 2024, as compared $36.4 million for 2025, representing an increase of $26.0 million, or 252%. We strive to continue to penetrate the market for batteries used in light electric vehicles, especially the international market such as India, Vietnam and Africa. We believe that our sales campaign in the international market has contributed to a rebound in our sales volume in this sector.

Net revenues from sales of batteries for residential energy supply & uninterruptable supplies was $68.8 million for the fiscal year ended December 31, 2025, as compared to $124.6 million for fiscal year ended December 31, 2024. The substantial decline primarily stems from production changes at our Dalian facilities, where a major portion of its customers are in the residential energy supply sector. These facilities are currently undergoing a product portfolio upgrade, transitioning from Model 26650, a battery model used for about two decades, to Model 40135, a much larger and modern model that the current market prefers, for our customers.

Net revenues from sales of materials for use in manufacturing of lithium battery cells were $89.2 million for the fiscal year ended December 31, 2025, as compared to $40.0 million for 2024, an increase of $49.2 million, or 123%. This increase primarily resulted from the successful acquisition of new customers and a highly favorable raw material pricing environment.

Cost of revenues. Cost of revenues increased to $176.8 million for the fiscal year ended December 31, 2025, as compared to $134.8 million for 2024, an increase of $41.9 million, or 31.1%. The cost of revenues includes written down of obsolete inventories of $6.6 million for the year ended December 31, 2025, as compared to write down of obsolete inventories of $4.9 million for the same period in 2024. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the year ended December 31, 2025 was $18.4 million, or 9.4% of net revenues as compared to gross profit of $41.8 million, or 24% of net revenues, for the fiscal year ended December 31, 2024. The significant decline in gross profits aligns with the substantial drop in sales of batteries for residential energy supply and uninterruptible power supplies, which have a higher gross profit margin compared to other products. We expect gross profit margins to gradually recover upon the upgrade from Model 26650 to Model 40135.

Research and development expenses. Research and development expenses increased to $15.8 million for the year ended December 31, 2025, as compared to $13.0 million for 2024, an increase of $2.8 million, or 22%. The increase primarily resulted from the increase of materials and consumables used for the development of series 40 batteries and the increase in salaries and social insurance expenses due to a growing number of employees at CBAK Power and Nanjing CBAK. The materials and consumables used were $1.8 million for the years ended December 31, 2025 compared to $1.0 million for the same period in 2024. The salaries and social insurance increased by $0.8 million for the year ended December 31, 2025, compared to same period in 2024.

Sales and marketing expenses. Sales and marketing expenses were $5.1 million and $5.2 million for the years ended December 31, 2025, and 2024, respectively. As a percentage of revenues, sales and marketing expenses were 2.6% and 2.9% of revenues for the years ended December 31, 2025 and 2024, respectively.

General and administrative expenses. General and administrative expenses were $16.2 million and $13.9 million for the years ended December 31, 2025 and 2024, respectively, representing an increase of $2.3 million, or 16.1%. The increase primarily resulted from salaries and social insurance expenses, utilities and depreciation changes due to Nanjing CBAK and CBAK Power new production lines. We incurred $6.6 million in salaries and social insurance cost for the year ended December 31, 2025 compared to $6.3 million for the same period in 2024. With the expansion of our business, operating expenses, including office supplies, utilities and depreciation increased by $1.3 million for the years ended December 31, 2025. We have incurred an extra $0.5 million on business consultancy services in fiscal 2025.

Long-lived assets impairment charge. During the course of our strategic review of our operations, we assessed the recoverability of the carrying value of our long-lived assets which resulted in impairment losses of nil and $0.5 million for the years ended December 31, 2025 and 2024, respectively. The impairment charge represented the excess of carrying amounts of our long-lived assets over the estimated fair value of the Company’s production facilities in Hitrans for the production of materials used in manufacturing of lithium batteries, due to underperformance of Hitrans reporting unit. No impairment charge on production facilities in Dalian, Nanjing and Shangqiu.

Provision for expected credit losses. Reversal of expected credit losses was $0.2 million for the year ended December 31, 2025, as compared to $0.4 million for 2024. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating income (loss). As a result of the above, our operating loss was $18.4 million for the year ended December 31, 2025, as compared to an operating income of $8.8 million for 2024.

Finance income (expenses), net. Finance expenses, net was $0.7 million for the year ended December 31, 2025, compared to a finance income of $1.3 million for the year ended December 31, 2024. The finance expenses increase mainly resulted from increase in interest expenses from our bank borrowings.

Other income, net. Other income was $8.3 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively. We received a $5.0 million compensation from a cancelled order from our customer in 2025.

Loss on derivatives instruments. Loss on derivatives instruments was $0.4 million and nil for the years ended December 31, 2025 and 2024, respectively. We have entered into foreign currency forward contracts and options swaps and commodity contracts to mitigate our exposures to exchange rate and raw materials price fluctuations.

Income tax credit (expenses). Income tax credit was $0.2 million for the year ended December 31, 2025, compared to an income tax expense of $1.6 million for the year ended December 31, 2024. The income tax credit and expense in 2025 and 2024, respectively, were incurred by our batteries segment.

Net income (loss). As a result of the foregoing, we had a net loss of $11.0 million for the year ended December 31, 2025, compared to a net income of $9.6 million for the year ended December 31, 2024.

Liquidity and Capital Resources

We have financed our liquidity requirements from a variety of sources, including bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock.

As of December 31, 2025, we had cash and cash equivalents and restricted cash of $75.7 million. Our total current assets were $180.6 million and our total current liabilities were $299.8 million, resulting in a net working capital deficit of $119.2 million.

Lending from Financial Institutions

In January 2023, Hitrans renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. On January 22, 2025, Hitrans and Bank of Communications entered into a new banking facility for another five years from January 22, 2025 to January 22, 2030 for a maximum guarantee of loan amount to RMB155.8 million (approximately $21.5 million). The facility was secured by Hitrans’s land use rights and buildings. On October 24, 2025, Hitrans and Bank of Communications renewed the facility to a maximum guarantee of loan amount to RMB162.0 million (approximately $23.1 million). Under the facility, Hitrans borrowed RMB137.2 million (approximately $19.6 million) as of December 31, 2025, bearing interest at 2.5% to 3.45% per annum expiring through January to June 2026.

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

On June 24, 2024, CBAK Nanjing and Bank of China entered into a short-term loan agreement, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from June 24, 2024 to June 20, 2025.The loan was guaranteed by the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, CBAK Nanjing borrowed RMB10 million (approximately $1.4 million) on June 24, 2024, bearing interest rate at 3.0% per annum. CBAK Nanjing early repaid the loan on August 23, 2024.

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

On December 31, 2024, Hitrans and China Everbright Bank Co., Ltd Shaoxing Branch entered into a short-term loan agreement for RMB10 million (approximately $1.4 million) with the term of one year from December 31, 2024 to December 30, 2025 bearing 2.9% interest rate. Hitrans borrowed RMB10 million (approximately $1.4 million) on the same date. Hitrans repaid the loan on December 30, 2025.

On January 17, 2025, Hitrans entered into a long-term Maximum Pledge Agreement with Zhejiang Shangyu Rural Commercial Bank, for the period from January 17, 2025 to September 25, 2027, with a maximum facility amount of RMB76.56 million (approximately $10.54 million). The facility was secured by the land use right and buildings of Hitrans. Hitrans has borrowed RMB38.9 million (approximately $5.5 million) as of December 31, 2025, bearing interest rate at 2.85% - 2.96% per annum, of which RMB10 million (approximately $1.4 million) repayable on January 16, 2026, RMB3.9 million (approximately $0.5 million) repayable on June 20, 2027 and the remaining RMB25 million (approximately $3.6 million) repayable on September 25, 2027. Hitrans repaid RMB10 million (approximately $1.4 million) on January 16, 2026.

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

On February 19, 2025, Nanjing CBAK obtained a RMB30 million facility (approximately $4.1 million) from Jiangsu Gaochun Rural Commercial Bank, with the term from February 19, 2025 to September 23, 2027. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment. Nanjing CBAK borrowed RMB3 million (approximately $0.4 million ) as of December 31, 2025, bearing interest rate at 2.98% per annum, repayable on May 19, 2026.

On February 25, 2025, Hitrans entered into a short-term factoring loan agreement with China Construction Bank Co., Ltd for a maximum amount of RMB10 million (approximately $1.4 million) for a period of one year from February 28, 2025 to February 27, 2026, bearing interest of 3.7% per annum. Hitrans borrowed RMB10 million (approximately $1.4 million) on the same date. Hitrans repaid the factoring loan in February 2026.

Hitrans obtained another short-term factoring loan agreement with China Construction Bank Co., Ltd for a maximum amount of RMB10 million (approximately $1.4 million) for a period of one year from November 28, 2025 to November 27, 2026, bearing interest of 3.1% per annum. Hitrans borrowed RMB10 million (approximately $1.4 million) on the same date.

On June 28, 2025, Nanjing CBAK entered into a short-term loan agreement with Agricultural Bank of China Co., Limited for RMB12 million (approximately $1.7 million) from June 28, 2025 to June 26, 2026, bearing interest 2.60% per annum. Nanjing CBAK borrowed RMB12 million (approximately $1.7 million) on the same date. Nanjing CBAK early repaid the loan on July 18, 2025.

On June 30, 2025, CBAK Power obtained a banking facility from China Guangfa Bank Co., Ltd with a maximum amount of RMB100 million (approximately $14 million) for a term to June 12, 2026 for short-term borrowings and issuance of acceptance bills to settle materials suppliers, guaranteed by Power’s buildings and pledged deposits. CBAK Power borrowed HKD10 million (approximately $1.4 million) from the above facility, bearing interest at 2.65% per annum, repayable on August 14, 2026. CBAK Power early repaid the loan on November 14, 2025.

CBAK Power has borrowed a series of acceptance bills totaling RMB123.3 million (approximately $17.6 million) for various terms expiring through January to June 2026, which was secured by CBAK Power’s buildings and pledged deposit of RMB35.2 million (approximately $5.0 million).

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

On December 17, 2025, Nanjing BFD entered into a short-term loan agreement with Bank of China Co., Limited for RMB10 million (approximately $1.4 million) from December 17, 2025 to December 16, 2026, bearing interest 2.30% per annum. The loan was guaranteed by CBAK Nanjing. Nanjing BFD borrowed RMB10 million (approximately $1.4 million) on the same date.

CBAK Power and Nanjing CBAK obtained banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB690 million (approximately $96.3 million) with the term to March 16, 2026. CBAK Power and Nanjing CBAK borrowed a series of acceptance bills totaling RMB105.9 million (approximately $15.1 million) for various terms expiring through January to June 2026, which was secured by the CBAK Power’s and Nanjing CBAK’s pledged deposit of RMB108.2 million (approximately $15.4 million).

Hitrans borrowed a series of acceptance bills totaling RMB98.8 million (approximately $14.1 million) for various terms expiring through January to June 2026, which was secured by Hitrans’s pledged deposit of RMB98.9 million (approximately $14.1 million).

Nanjing CBAK borrowed a series of acceptance bills from Bank of Nanjing totaling RMB77.3 million (approximately $11.0 million) for various terms expiring through March to June 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB75.4 million (approximately $10.8 million) and the balance guaranteed by 100% equity of CBAK Nanjing held by BAK Investment.

Nanjing CBAK borrowed a series of acceptance bills from Bank of Ningbo totaling RMB0.4 million (approximately $63,549) for various terms expiring in March 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB0.4 million (approximately $63,549).

Hitrans borrowed a series of acceptance bills from Bank of Communications Co., Ltd. Shangyu Branch totaling RMB33.1 million (approximately $4.7 million) expiring through February 2026 to June 2026, which was secured by Hitrans’s pledged deposit of RMB33.1 million (approximately $4.7 million).

Hitrans borrowed a series of acceptance bills from Zhejiang Shangyu Rural Commercial Bank Co., Ltd totaling RMB34.3 million (approximately $4.9 million) expiring through February to June 2026, which was secured by Hitrans’s pledged deposit of RMB34.3million (approximately $4.9 million).

CBAK Power borrowed a series of acceptance bills from Industrial and Commercial Bank of China totaling RMB52.7 million (approximately $7.5 million) expiring through January to June 2026, which was secured by CBAK Power’s pledged deposit of RMB52.9 million (approximately $7.5 million).

Hitrans borrowed a series of acceptance bills from Industrial Bank totaling RMB16.0 million (approximately $2.3 million) expiring in March 2026, which was secured by Hitrans’s pledged deposit of RMB11.0 million (approximately $1.6 million).

Nanjing CBAK borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB27.8 million (approximately $3.9 million) expiring through January to June 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB7.8 million (approximately $1.1 million) and the balance guaranteed by 100% equity in CBAK Naning held by BAK Investment.

Nanjing CBAK obtained serval letter of credit from Bank of Ningbo totaled RMB15.0 million (approximately $2.1 million) for settlement of materials purchase for a period of one year expiring through September to November 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB15.0 million (approximately $2.1 million).

Hitrans borrowed an acceptance bill from Bank of Ningbo of RMB10 million (approximately $1.4 million) expiring in June 2026, which was secured by Hitran’s bills receivables of RMB10 million (approximately $1.4 million).

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

On June 28, 2019, each of Mr. Dawei Li and Mr.Yunfei Li entered into an agreement with CBAK Power to loan approximately $1.4 million (RMB10,000,000) and $2.5 million (RMB18,000,000), respectively, to CBAK Power for a term of six months (collectively $3.9 million, the “Third Debt”). The loan was unsecured, non-interest bearing and repayable on demand. On July 16, 2019, each of Asia EVK and Mr. Yunfei Li entered into an agreement with CBAK Power and Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. (the Company’s construction contractor) whereby Dalian Zhenghong Architectural Decoration and Installation Engineering Co. Ltd. assigned its rights to the unpaid construction fees owed by CBAK Power of approximately $2.8 million (RMB20,000,000) and $0.4 million (RMB2,813,810) (collectively $3.2 million, the “Fourth Debt”) to Asia EVK and Mr. Yunfei Li, respectively. On July 26, 2019, we entered into a cancellation agreement with Mr. Dawei Li, Mr. Yunfei Li and Asia EVK (the creditors). Pursuant to the terms of the cancellation agreement, Mr. Dawei Li, Mr. Yunfei Li and Asia EVK agreed to cancel the Third Debt and Fourth Debt in exchange for 1,384,717, 2,938,067 and 2,769,435 shares of common stock of the Company, respectively, at an exchange price of $1.05 per share. Upon receipt of the shares, the creditors released the Company from any claims, demands and other obligations relating to the Third Debt and Fourth Debt.

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

As of August 31, 2021, we had not received any notices from investors to exercise the Series B warrants, which, along with the Series A-2 warrants, had expired. As of December 31, 2025, all of the warrants expired.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31,	December 31,
	2024	2025
Net cash provided by operating activities	$39,704	$48,554
Net cash used in investing activities	(23,432)	(45,715)
Net cash provided by (used in) financing activities	(11,686)	8,004
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,623)	4,047
Net increase in cash and cash equivalents and restricted cash	1,963	14,891
Cash and cash equivalents and restricted cash at the beginning of the year	58,823	60,786
Cash and cash equivalents and restricted cash at the end of the year	$60,786	$75,677

Operating Activities

Net cash provided by operating activities was $48.6 million for the year ended December 31, 2025. The net cash provided by operating activities was mainly attributable to our net income of $4.4 million (before loss on disposal of property, plant and equipment, share of income of equity investee, gain on disposal of equity investee and excluding non-cash depreciation and amortization, write-down of inventories, share-based compensation, changes in expected credit losses and changes in fair value of financial derivatives), increase of our trade and bills payable by $63.7 million, an increase of accrued expenses and other payables and product warranty provision of $11.0 million, decrease of prepayment and other receivables by $5.4 million offset by increase of trade and bills receivable of $2.8 million, increase of inventories of $33.9 million.

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

Investing Activities

Net cash used in investing activities was $45.7 million in the fiscal year ended December 31, 2025. The net cash used in investing activities comprised the purchases of property, plant and equipment, construction in progress and land use right $45.8 million and $2.9 million on cash paid for acquiring equity interest of Hitrans without change of control offset by $2.8 million received from PRC government for funding our capital expenditure.

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

Financing Activities

Net cash provided by financing activities was $8.0 million for the fiscal year ended December 31, 2025. The net cash provided by financing activities was mainly attributable to $51.2 million bank borrowings, $43.4 million from the maturity of the term deposits offset by $45.8 million repayment of bank borrowings, $39.2 million placements of term deposits and $1.5 million used for repurchase of common stock.

Net cash used in financing activities was $11.7 million in the fiscal year ended December 31, 2024. The net cash used in financing activities was mainly comprised of repayment of bank borrowings of $52.1 million, $2.8 million repayment on finance lease and $4.3 million net movement from the placement of term deposit offset by $46.4 million bank borrowings and $1.1 million from finance lease.

As of December 31, 2025, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Zhejiang Shangyu Rural Commercial	$10,911	$5,543

Short-term credit facilities:
China Construction Bank Co., Ltd Dalian Zhuanghe Branch	2,561	1,425
Jiangsu Gaochun Rural Commercial Bank	4,275	427
Bank of China Gaochun Branch	1,425	1,425
Bank of Communications Co., Ltd Shaoxing Branch	22,199	19,555
China Construction Bank Co., Ltd Shaoxing Branch	2,850	2,850
Industrial Bank Co., Ltd Shaoxing Shangyu Branch	1,425	1,425
	34,735	27,107
Other lines of credit:
China Construction Bank Co., Ltd Dalian Zhuanghe Branch	8,551	8,551
Industrial and Commercial Bank of China Co., Ltd. Dalian Zhuanghe Branch	7,515	7,515
China Guangfa Bank Co., Ltd. Dalian Ganjingzi Branch	19,269	17,569
Bank of Nanjing Gaochun Branch	11,018	11,018
China Zheshang Bank Co., Ltd Shenyang Branch	15,088	15,088
Agricultural Bank of China Nanjing Gaochun Branch	3,968	3,968
Bank of Ningbo Co., Ltd	2,201	2,201
Industrial Bank Co., Ltd. Shaoxing Branch	2,281	2,281
Bank of Communications Co., Ltd Shaoxing Branch	4,715	4,715
China Zheshang Bank Co., Ltd Shangyu Branch	14,085	14,085
Bank of Ningbo Co., Ltd	1,425	1,425
Zhejiang Shangyu Rural Commercial Bank	4,885	4,885
	95,001	93,301
Total	$140,647	$125,951

Capital Expenditures

We incurred capital expenditures of $17.2 million and $45.8 million in the fiscal years ended December 31, 2024 and 2025, respectively. Our capital expenditures in 2025 were primarily allocated to the construction of our Dalian, Nanjing, Zhejiang and Anhui facilities. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31,	December 31,
	2024	2025
Purchase of property, plant and equipment and construction in progress	$17,187	$44,652

We estimate that our total capital expenditures in fiscal year 2026 will reach approximately $50 million. Such funds will be used to construct new plants with new production lines and battery module packing lines.

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

Government Grants

Our subsidiaries in China receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies. In general, we present the government subsidies received as part of income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific expense, such as research and development expense, interest expenses, depreciation and removal costs. Unearned government subsidies received are deferred for recognition until the criteria for such recognition could be met.

Grants applicable to long-lived assets are amortized over the life of the depreciable facilities constructed on it. For research and development expenses, we match and offset the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	Fiscal Year Ended
	December 31,	December 31,
	2024	2025
Balance sheet items, except for equity accounts	7.2994	7.0169
Amounts included in the statement of income and comprehensive loss and statement of cash flows	7.1913	7.1883

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2025

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CBAK Energy Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBAK Energy Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2025, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2025, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2026, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of December 31, 2025. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

F-2

亞泰匯才會計師事務所

ARK Pro CPA & Co

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of December 31, 2025. The Company has contractual obligations such as commitments for purchases of equipment, building constructions cost, payable, capital injection to subsidiaries and short-term loan (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures and, if necessary, obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access such financing, the Company can manage cash outflows to meet the obligations through reductions in capital expenditures and other operating expenditures.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) testing the effectiveness of controls relating to management’s assessment of the Company’s ability to continue as a going concern, including controls relating to evaluate the appropriateness of management’s process for developing the estimates of forecast operating cash flows; (ii) testing key assumptions underlying management’s forecast operating cash flows, including revenue growth, gross margin and operating expenses assumptions; (iii) evaluating the probability that the Company will be able to access funding from the capital market; (iv) evaluating the probability that the Company will be able to reduce capital expenditures and other operating expenditures if required; and (v) evaluating the probability that the Company will be able to obtain the loans from existing directors and shareholders.

F-3

亞泰匯才會計師事務所

ARK Pro CPA & Co

Inventory write-down

As described in Note 6 of the consolidated financial statements, inventories are stated at the lower of cost or net realizable value, with cost determined on a weighted average cost method. Write-down of potential obsolete or slow- moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended December 31, 2025, the Company recorded inventory write-downs of $6.6 million. Inventories include items that have been written down to the Company’s best estimate of their realizable value, which includes consideration of various factors.

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

Assessment of impairment of long-lived assets

As discussed in Note 2 (k), Note 8, 11 and 12 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally measured based on either quoted market price, if available, or discounted cash flow analyses. Based upon the analysis performed, no impairment for long-lived assets for the year ended December 31, 2025.

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

F-4

亞泰匯才會計師事務所

ARK Pro CPA & Co

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) testing the effectiveness of controls relating to management’s impairment assessment of long-lived assets, including controls relating to fair value determination of the long-lived assets; (ii) evaluating the appropriateness of the valuation model, by reviewing the valuation report and the calculation schedules prepared by the management and third party valuation specialists engaged by the Company (iii) comparing the methodology used by the Company to industry practice and testing the completeness and accuracy of the underlying data used in the projections; (iv) assessing the reasonableness of the significant assumptions used in the calculations, which comprised of, amongst others, expected production and sales volumes, production costs, operating expenses and discount rates, by comparing them to external industry outlook reports from a number of sources and by analyzing the historical accuracy of management’s estimates; (v) evaluating the competence, capabilities and objectivity of the professionals engaged by the Company; and (vi) involving our valuation specialists to assist us with assessing the appropriateness of the valuation methodologies and the reasonableness of assumptions used, including the discount rates.

Assessment of allowance for current expected credit losses (“CECL”)

As discussed in Note 2 (e), Note 5 and 7, the Company assessed that trade receivable and other current assets are within the scope of ASC 326. The Company has identified the relevant risk characteristics of trade receivables and other current assets which include size, type of the services or the products the Company provides, or a combination of these characteristics, the historical credit loss experience, current economic conditions, supportable forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses, etc. Other key factors that influence the expected credit loss analysis include industry-specific factors that could impact the credit quality of the Company’s receivables. This is assessed at each quarter based on the Company’s specific facts and circumstances. All forward looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Company’s control. Additionally, external data and macroeconomic factors are also considered. As of December 31, 2025, the expected credit loss provision recorded in current assets was $1.1 million.

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

March 31, 2026

PCAOB ID: 3299

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CBAK Energy Technology, Inc.

Opinion on Internal Control over Financial Reporting

We have audited CBAK Energy Technology, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, CBAK Energy Technology, Inc. and subsidiaries (the “Company”) has not maintained effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2025, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated March 31, 2026, which expressed an unqualified opinion thereon.

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

F-6

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

March 31, 2026

PCAOB ID: 3299

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2024 and 2025

(In US$ except for number of shares)

	Note	December 31, 2024	December 31, 2025
Assets
Current assets
Cash and cash equivalents		$6,724,360	$8,301,149
Pledged deposits	3	54,061,642	67,376,113
Term deposits	4	4,237,090	-
Trade and bills receivable, net	5	32,938,918	38,405,398
Inventories	6	22,851,027	50,602,287
Prepayments and other receivables	7	20,004,966	15,170,915
Receivables from former subsidiary	18	12,399	4,389
Income tax recoverable		566,458	778,460
Total current assets		141,396,860	180,638,711

Property, plant and equipment, net	8	85,486,829	179,058,801
Construction in progress	9	42,526,859	32,046,421
Long-term investments, net	10	2,246,494	2,485,580
Prepaid land use rights	11	11,075,973	12,308,864
Intangible assets, net	12	382,962	71,654
Deposit paid for acquisition of long-term investments	14	15,864,318	16,503,014
Operating lease right-of-use assets, net	11	3,237,849	3,068,591
Total assets		$302,218,144	$426,181,636

Liabilities
Current liabilities
Trade and bills payable	15	$84,724,386	$153,345,745
Short-term bank borrowings	16	26,087,350	28,532,938
Other short-term loans	16	335,715	337,156
Accrued expenses and other payables	17	58,285,635	113,651,948
Payable to a former subsidiary, net	18	419,849	407,506
Deferred government grants, current	19	556,214	578,606
Product warranty provisions	20	23,426	339,136
Operating lease liability, current	11	1,268,405	1,347,803
Finance lease liability, current	11	-	1,307,170
Total current liabilities		171,700,980	299,848,008

Long-term bank borrowings	16	-	4,118,628
Deferred government grants, non-current	19	7,580,255	10,195,428
Product warranty provisions	20	420,688	446,553
Operating lease liability, non-current	11	2,449,056	2,093,428
Total liabilities		182,150,979	316,702,045

Commitments and contingencies	28

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 90,083,396 issued and 89,939,190 outstanding as of December 31, 2024; 88,645,836 issued and outstanding as of December 31, 2025		90,083	88,646
Donated shares		14,101,689	7,955,358
Additional paid-in capital		247,842,445	248,500,176
Statutory reserves	23	1,230,511	3,042,602
Accumulated deficit		(122,605,730)	(133,795,940)
Accumulated other comprehensive loss		(14,919,345)	(13,112,769)
		125,739,653	112,678,073

Less: Treasury shares		(4,066,610)	-

Total shareholders’ equity		121,673,043	112,678,073
Non-controlling interests		(1,605,878)	(3,198,482)
Total equity		120,067,165	109,479,591

Total liabilities and shareholder’s equity		$302,218,144	$426,181,636

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2024 and 2025

(In US$ except for number of shares)

		Year ended	Year ended
	Note	December 31, 2024	December 31, 2025
Net revenues	30	$176,614,609	$195,189,306
Cost of revenues		(134,839,364)	(176,766,718)
Gross profit		41,775,245	18,422,588
Operating expenses:
Research and development expenses		(13,010,082)	(15,801,613)
Sales and marketing expenses		(5,197,888)	(5,076,891)
General and administrative expenses		(13,947,727)	(16,195,504)
Impairment charge on long-lived assets		(475,220)	-
Allowance of credit losses and bad debts written off		(356,179)	210,177
Total operating expenses		(32,987,096)	(36,863,831)
Operating income (loss)		8,788,149	(18,441,243)
Finance income (expenses), net		1,283,090	(673,344)
Other income, net		1,045,552	8,272,923
Share of (loss) income of equity investee		(18,777)	145,097
Gain on disposal on equity investee		45,749	-
Loss on derivatives instruments		-	(440,054)
Income (loss) before income tax		11,143,763	(11,136,621)
Income tax expenses	22	(1,558,613)	184,686
Net income (loss)		9,585,150	(10,951,935)
Less: Net loss attributable to non-controlling interests		2,204,882	1,573,816
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.		$11,790,032	$(9,378,119)

Net income (loss)		9,585,150	(10,951,935)
Other comprehensive loss
– Foreign currency translation adjustment		(3,352,974)	1,787,788
Comprehensive income (loss)		6,232,176	(9,164,147)
Less: Comprehensive loss attributable to non-controlling interests		2,239,914	1,592,604
Comprehensive income (loss) attributable to CBAK Energy Technology, Inc.		$8,472,090	$(7,571,543)

Income (loss) per share	27
– Basic		$0.13	$(0.10)
– Diluted		$0.13	$(0.10)

Weighted average number of shares of common stock:	27
– Basic		89,928,357	89,247,119
– Diluted		90,158,312	89,247,119

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended 2024 and 2025

(In US$ except for number of shares)

	Common stock issued			Additional	Statutory		Accumulated other	Non-	Treasury shares		Total
	Number		Donated	paid-in	reserves	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	(Note 23)	deficit	Income (loss)	interests	of shares	Amount	equity
Balance as of January 1, 2024	900,063,396	$90,063	$14,101,689	$247,465,817	$1,230,511	$(134,395,762)	$(11,601,403)	$634,036	(144,206)	$(4,066,610)	$113,458,341

Net income (loss)	-	-	-	-	-	11,790,032	-	(2,204,882)	-	-	9,585,150

Share-based compensation for employee and director stock awards	-	-	-	376,648	-	-	-	-	-	-	376,648

Common stock issued to employees and directors for stock award	20,000	20	-	(20)	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(3,317,942)	(35,032)			(3,352,974)

Balance as of December 31, 2024	90,083,396	$90,083	$14,101,689	$247,842,445	$1,230,511	$(122,605,730)	$(14,919,345)	$(1,605,878)	(144,206)	$(4,066,610)	$120,067,165

Net loss	-	-	-	-	-	(9,378,119)	-	(1,573,816)	-	-	(10,951,935)

Exercise of stock option	19,896	20	-	20	-	-	-	-	-	-	-

Share-based compensation for employee and director stock awards	-	-	-	76,804	-	-	-	-	-	-	76,804

Repurchase of common stock	(1,457,456)	(1,457)	(6,146,331)	580,947	-	-	-	-	144,206	4,066,610	1,500,231

Appropriation to statutory reserves	-	-	-	-	1,812,091	(1,812,091)	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	1,806,576	(18,788)	-	-	1,787,788

Balance as of December 31, 2025	88,645,836	$88,646	$7,955,358	$248,500,176	$3,042,602	$(133,795,940)	$(13,112,769)	$(3,198,482)	-	$-	$109,479,591

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Consolidated statements of cash flows

For the years ended December 31, 2024 and 2025

(In US$)

	Year Ended	Year Ended
	December 31, 2024	December 31, 2025
Cash flows from operating activities
Net income (loss)	$9,585,150	(10,951,935)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,954,793	9,503,305
Allowance for expected credit losses	(264,181)	(210,177)
Write-down of inventories	4,927,140	6,607,039
Share-based compensation	376,648	76,804
Loss on disposal of property, plant and equipment	428,308	53,434
Impairment charge on long-lived assets	475,220	-
Change in fair value of derivatives instruments	-	200,068
Share of loss (income) of an equity investee	18,777	(145,097)
Gain on disposal of an equity investee	(45,749)	-
Amortization of operating lease right-of-use assets	1,215,995	1,072,492
Changes in operating assets and liabilities:
Trade and bills receivable	(5,376,670)	(3,899,151)
Inventories	6,295,598	(33,886,698)
Prepayments and other receivables	(12,462,243)	5,402,245
Trade and bills payable	4,648,150	63,655,464
Accrued expenses and other payables and product warranty provisions	23,749,383	11,055,969
Lease liabilities	(2,433,194)	197,097
Trade receivable from and payables to a former subsidiary	61,379	8,305
Income tax recoverable	549,956	(184,685)
Net cash provided by operating activities	39,704,460	48,554,479

Cash flows from investing activities
Deposit paid for acquisition of long-term investment	(9,094,322)	-
Purchases of property, plant and equipment and construction in progress	(17,186,872)	(44,652,643)
Proceeds on disposal of property, plant and equipment	215,320	149,201
Cash paid for acquiring equity interest of a subsidiary without change of control	-	(2,931,471)
Proceeds from disposal of an equity method investee	278,114	-
Government subsidy	2,355,555	2,819,721
Acquisition of land use right	-	(1,099,537)
Net cash used in investing activities	(23,432,205)	(45,714,729)

Cash flows from financing activities
Proceeds from bank borrowings	46,395,506	51,177,399
Repayment of bank borrowings	(52,076,815)	(45,794,934)
Repayment of borrowings from shareholders	(2,781)	-
Proceeds from finance leases	1,112,455	-
Principal payments on finance leases	(2,814,095)	(116,857)
Repurchase of common stock	-	(1,500,231)
Placement of term deposits	(39,525,810)	(39,200,279)
Withdrawal of term deposits	35,225,027	43,439,398
Net cash (used in) provided by financing activities	(11,686,513)	8,004,496

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,622,556)	4,047,014
Net increase in cash and cash equivalents and restricted cash	1,963,186	14,891,260
Cash and cash equivalents and restricted cash at the beginning of year	58,822,816	60,786,002
Cash and cash equivalents and restricted cash at the end of year	$60,786,002	$75,677,262
Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$5,328,646	$96,184,653

Lease liabilities arising from obtaining right-of-use assets	$3,538,732	$809,777

Cash paid during the year for:
Income taxes	$2,189,247	$-
Interest, net of amounts capitalized	$408,028	$871,632

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the consolidated financial statements

For the years ended December 31, 2024 and 2025

(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization

CBAK Energy Technology, Inc. (formerly known as China BAK Battery, Inc.) (“CBAK” or the “Company”) is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. CBAK and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium-ion (known as “Li-ion” or “Li-ion cell”) high power rechargeable batteries. Prior to the disposal of BAK International Limited (“BAK International”) and its subsidiaries (see below), the batteries produced by the Company were for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric vehicles, and general industrial applications. After the disposal of BAK International and its subsidiaries on June 30, 2014, the Company focus on the manufacture, commercialization and distribution of high power lithium-ion rechargeable batteries for use in cordless power tools, light electric vehicles, hybrid electric vehicles, electric cars, electric busses, uninterruptable power supplies and other high power applications.

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

Basis of Presentation and Organization

On November 6, 2004, BAK International, a non-operating holding company that had substantially the same shareholders as Shenzhen BAK Battery Co., Ltd (“SZ BAK”), entered into a share swap transaction with the shareholders of SZ BAK for the purpose of the subsequent reverse acquisition of the Company. The share swap transaction between BAK International and the shareholders of SZ BAK was accounted for as a reverse acquisition of SZ BAK with no adjustment to the historical basis of the assets and liabilities of SZ BAK.

On January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International. The share swap transaction, also referred to as the “reverse acquisition” of the Company, was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement entered by and among CBAK, BAK International and the shareholders of BAK International on January 20, 2005. The share swap transaction has been accounted for as a capital-raising transaction of the Company whereby the historical financial statements and operations of SZ BAK are consolidated using historical carrying amounts.

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

As of December 31, 2025, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On August 14, 2013, Dalian BAK Trading Co., Ltd was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $500,000. Pursuant to CBAK Trading’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Trading on or before August 14, 2015. On March 7, 2017, the name of Dalian BAK Trading Co., Ltd was changed to Dalian CBAK Trading Co., Ltd (“CBAK Trading”). On August 5, 2019, CBAK Trading’s registered capital was increased to $5,000,000. Pursuant to CBAK Trading’s amendment articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Trading on or before August 1, 2033. On December 12, 2023, CBAK Trading changed its name to Dalian CBAK New Energy Co., Ltd (“CBAK New Energy”). The Company has contributed $2,435,000 to CBAK New Energy in cash as of December 31, 2025. CBAK New Energy principally engaged in investment holding.

On December 27, 2013, Dalian BAK Power Battery Co., Ltd was established as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000. Pursuant to CBAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Power on or before December 27, 2015. On March 7, 2017, the name of Dalian BAK Power Battery Co., Ltd was changed to Dalian CBAK Power Battery Co., Ltd (“CBAK Power”). On July 10, 2018, CBAK Power’s registered capital was increased to $50,000,000. On October 29, 2019, CBAK Power’s registered capital was further increased to $60,000,000. Pursuant to CBAK Power’s amendment articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Power on or before December 31, 2021. The Company has made full contribution to CBAK Power through injection of a series of patents and cash. CBAK Power principal engaged in development and manufacture of high-power lithium batteries.

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB1.0 million (approximately $0.1 million) to CBAK Suzhou through injection of a series of cash. In April 14, 2023, CBAK Power and Nanjing BFD Energy Technology Co., Ltd (“Nanjing BFD”) entered into shares transfer agreement to transfer the 90% shares of CBAK Suzhou owned by CBAK Power to Nanjing BFD, no gain or loss was incurred for the transfer. CBAK Suzhou is dormant as of December 31, 2025 and under the dissolve process.

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

On July 31, 2020, BAK Investments formed a wholly owned subsidiary CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”) in China with a registered capital of $100 million. Pursuant to CBAK Nanjing’s articles of association and relevant PRC regulations, BAK Investments was required to contribute the capital to CBAK Nanjing on or before July 29, 2040. The Company has contributed $55,289,915 to CBAK Nanjing as of December 31, 2025. CBAK Nanjing principally engaged in investment holding.

On August 6, 2020, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) was established as a wholly owned subsidiary of CBAK Nanjing with a registered capital of RMB700 million (approximately $101.3 million). Pursuant to Nanjing CBAK’s articles of association and relevant PRC regulations, CBAK Nanjing was required to contribute the capital to Nanjing CBAK on or before August 5, 2040. The Company has contributed RMB352.5 million (approximately $51.0 million) to Nanjing CBAK as of December 31, 2025. Nanjing CBAK principally engaged in development and manufacture of larger-sized cylindrical lithium batteries.

On November 9, 2020, Nanjing Daxin New Energy Automobile Industry Co., Ltd (“Nanjing Daxin”) was established as a wholly owned subsidiary of CBAK Nanjing with a register capital of RMB50 million (approximately $7.2 million). Up to the date of this report, the Company has contributed RMB37 million (approximately $5.4 million) to Nanjing Daxin. On March 6, 2023, Nanjing Daxin changed its name to Nanjing BFD Energy Technology Co., Ltd (“Nanjing BFD”). The Company has paid in full to Nanjing BFD through injection of a series of cash. Nanjing BFD principally engaged in development and manufacture of sodium-ion batteries and dedicated batteries pack integration operations.

On April 21, 2021, CBAK Power, along with Shenzhen BAK Power Battery Co., Ltd (“BAK SZ”), Shenzhen Asian Plastics Technology Co., Ltd (“SZ Asian Plastics”) and Xiaoxia Liu, entered into an investment agreement with Junxiu Li, Hunan Xintao New Energy Technology Partnership, Xingyu Zhu, and Jiangsu Saideli Pharmaceutical Machinery Manufacturing Co., Ltd for an investment in Hunan DJY Technology Co., Ltd (“DJY”). CBAK Power has paid approximately $1.3 million (RMB9 million) to acquire 9.74% of the equity interests of DJY. CBAK Power has appointed one director to the Board of Directors of DJY. DJY engaged in researching and manufacturing of raw materials and equipment.

On July 20, 2021, CBAK Power entered into a framework agreement relating to CBAK Power’s investment in Zhejiang Hitrans Lithium Battery Technology Co., Ltd (“Hitrans”, formerly known as Zhejiang Meidu Hitrans Lithium Battery Technology Co., Ltd), pursuant to which CBAK Power agreed to acquire 81.56% of registered equity interests (representing 75.57% of paid-up capital) of Hitrans (the “Acquisition”). The Acquisition was completed on November 26, 2021 (Note 12). After the completion of the Acquisition, Hitrans became an 81.56% registered equity interests (representing 75.57% of paid-up capital) owned subsidiary of the Company.

On July 8, 2022, Hitrans held its second shareholder meeting (“the shareholder meeting”) in 2022 to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.4 million) and to accept an investment of RMB22 million (approximately $3.2 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and an investment of RMB18 million (approximately $2.6 million) from Mr. Haijun Wu (collectively “management shareholder”). Under the resolution, 10% of the investment injection (RMB4 million or $0.6 million) will be contributed towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.2 million) will be treated as additional paid-in capital contribution of Hitrans. 25% of the investments from the management shareholder were required to be in place before August 15, 2022, 25% of the investments were required to be in place before December 31, 2022 and the 50% balance (RMB20 million) were required to be received June 30, 2024. As of December 31, 2024 and 2025, RMB10 million (approximately $1.4 million), representing the 25% of the investments were received. Shaoxing Haiji and Mr. Haijun Wu are currently in negotiations with other shareholders of Hitrans to extend the payment due date for the remaining unpaid 25% and 50% of the Management Shareholder Investments to May 31, 2029.

On December 8, 2022, CBAK Power entered into equity interest transfer agreements with five individuals to disposal in aggregate 6.82% of Hitrans equity interests for a total consideration of RMB30 million (approximately $4.3 million). The transaction was completed on December 30, 2022. CBAK Power equity interest in Hitrans was 67.33% (representing 69.12% of paid up-capital) after the disposal.

On March 26, 2024, CBAK New Energy entered into an agreement with CBAK Power to acquire the same 67.33% equity interest in Hitrans. The registration of this equity transfer with the local government was also completed on the same date. As a result of this transaction, CBAK New Energy has become the controlling shareholder of Hitrans, while CBAK Power no longer holds any equity interest in Hitrans.  In November 2025, CBAK New Energy entered into an equity transfer agreement with New Era Group Zhejiang New Energy Materials Co., Ltd to acquire an additional 6.1364% equity interests in Hitrans for a total consideration of RMB21.1 million (approximately $2.9 million). Upon the completion of this transaction and as of December 31, 2025, CBAK New Energy’s equity interests in Hitrans increased from 67.33% to 73.46% (representing 79.64% of paid-up capital).

On July 6, 2018, Guangdong Meidu Hitrans Resources Recycling Technology Co., Ltd. (“Guangdong Hitrans”) was established as an 80% owned subsidiary of Hitrans with a registered capital of RMB10 million (approximately $1.6 million). The remaining 20% registered equity interest was held by Shenzhen Baijun Technology Co., Ltd. Pursuant to Guangdong Hitrans’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to Guangdong Hitrans’s articles of association and relevant PRC regulations, Hitrans was required to contribute the capital to Guangdong Hitrans on or before December 30, 2038. Up to the date of this report, Hitrans has contributed RMB1.72 million (approximately $0.3 million), and the other shareholder has contributed RMB0.25 million (approximately $0.04 million) to Guangdong Hitrans through injection of a series of cash. Guangdong Hitrans was established under the laws of the People’s Republic of China as a limited liability company on July 6, 2018 with a registered capital RMB10 million (approximately $1.5 million). Guangdong Hitrans is based in Dongguan, Guangdong Province, and is principally engaged in the business of resource recycling, waste processing, and R&D, manufacturing and sales of battery materials. Guangdong Hitrans was dissolved on January 30, 2024, no gain or loss resulted from the dissolution.

On July 28, 2021, Hitrans Holdings, was established as a wholly owned subsidiary of CBAK, under the laws of the Cayman Islands, formerly named as “CBAK Energy Technology, Inc.,” was renamed as “Hitrans Holdings Co., Ltd.” (“Hitrans Holdings”) on February 29, 2024. Hitrans Holdings does not have any significant operations as of the date of this report.

On October 9, 2021, Shaoxing Haisheng International Trading Co., Ltd. (“Haisheng”) was established as a wholly owned subsidiary of Hitrans with a registered capital of RMB5 million (approximately $0.8 million). Pursuant to Haisheng’s articles of association and relevant PRC regulations, Hitrans was required to contribute the capital to Haisheng on or before May 31, 2025. Hitrans has made full contribution to Haisheng through injection of a series of cash. Haisheng principally engaged in the business of cathode materials trading.

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

On July 25, 2023, CBAK New Energy (Shangqiu) Co., Ltd (“CBAK Shangqiu”) was established as a wholly owned subsidiary of CBAK Power with a registered capital of RMB50 million (approximately $6.9 million). Pursuant to CBAK Shangqiu’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to Shangqiu on or before July 24, 2043. CBAK Power has contributed RMB18.0 million ($2.6 million) to Shangqiu as of December 31, 2025. CBAK Shangqiu principally engaged in manufacture and sales of lithium-ion batteries.

On February 26, 2024, CBAK Energy Investments Holdings (“CBAK Energy Investments”) was established as a wholly owned subsidiary of CBAK, under the laws of the Cayman Islands. CBAK Energy Investments does not have any significant operations as of the date of this report.

On October 29, 2024, Shenzhen CBAK Sodium Battery New Energy Co., Ltd (“CBAK Shenzhen”) was established as a wholly owned subsidiary of BAK Investments with a registered capital of $2 million. Pursuant to CBAK Shenzhen’s articles of association and relevant PRC regulations, BAK Investments was required to contribute the capital to CBAK Shenzhen on or before October 17, 2029. BAK Investments made nil contribution as of December 31, 2025.

On January 9, 2025, Anhui Yuanchuang New Energy Materials Co., Ltd. was established as a wholly owned subsidiary of Hitrans with a registered capital of RMB50 million (approximately $6.8 million). Pursuant to its articles of association and relevant PRC regulations, Hitrans was required to contribute the capital on or before January 2, 2030. Hitrans has made full contribution to Yuanchuang as of December 31, 2025. Yuanchuang is designated to engage in the business of manufacturing and marketing of Nickel Cobalt Manganese (“NCM”) cathode materials for application in NCM lithium-ion batteries.

On April 30, 2025, the Company established a subsidiary in Malaysia, CBAK ENERGY Lithium Battery Malaysia SDN. BHD. (“CBAK Malaysia”). CBAK Malaysia will focus on the manufacturing and sales of cylindrical lithium cells, targeting overseas markets outside of China. CBAK Malaysia does not have operations as of the date of this report.

CBAK Energy C.A. Inc. (“CBAK Energy California”) was incorporated on November 17, 2025 under the laws of the State of California, the United States as a wholly owned subsidiary of CBAK Energy Technology, Inc. CBAK Energy California does not have any significant operations as of the date of this report.

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

As of August 31, 2021, the Company had not received any notices from the investors to exercise Series B warrants. As of December 31, 2025, all of the warrants were expired.

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

As of December 31, 2025, the Company had $32.7 million bank loans and approximately $271.3 million of other current liabilities.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of December 31, 2025. These conditions raise substantial doubt about the Company ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies and Practices

(a)	Principles of Consolidations

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

As of December 31, 2024 and 2025, cash held in accounts managed by online payment platforms such as Alipay amounted to $6,451 and $22,774 respectively, which have been classified as cash and cash equivalents in the consolidated balance sheets.

(c)	Pledged deposit

Pledged deposit primarily represents bank deposits for bank notes amounted to $54.1 million and $67.4 million as of December 31, 2024 and 2025, respectively.

(d)	Short-term deposit

Short-term deposits represent time deposits placed with banks with maturities longer than three months but less than one year. Interest earned is recorded as finance income in the consolidated financial statement. As of December 31, 2024 and, 2025, substantially all of the Company’s short-term deposits amounting to $4,237,090 and nil, respectively, had been placed in reputable financial institutions in the PRC.

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

The lease terms of operating leases vary from more than a year to five years. Operating leases are included in operating lease right of use assets, and the corresponding operating lease liabilities are included within current and non-current operating lease liabilities on the Company’s consolidated balance sheets. As of December 31, 2024 and 2025, all of the Company’s ROU assets were generated from leased assets in the PRC and Hong Kong.

(iii)	Finance lease

Finance leases are included in property, plant and equipment, net, current and non-current finance lease liabilities on the Company’s consolidated balance sheets. As of December 31, 2024 and 2025, all of the Company’s finance lease assets were generated from leased assets in the PRC.

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

Year ended December 31, 2024
Balance sheet, except for equity accounts	RMB 7.2994 to US$1.00
Income statement and cash flows	RMB 7.1913 to US$1.00

Year ended December 31, 2025
Balance sheet, except for equity accounts	RMB 7.0169 to US$1.00
Income statement and cash flows	RMB 7.1883 to US$1.00

(j)	Intangible Assets

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally measured based on either quoted market price, if available, or discounted cash flow analyses.

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

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with batteries development, services contracts and deposits received from customers allocated to the performance obligations that are unsatisfied. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented. The table below presents the activity of the deferred batteries development and sales of batteries revenue during the years ended December 31, 2024 and 2025, respectively:

	December 31,	December 31,
	2024	2025
Balance at beginning of year	$784,000	$4,831,774
Development fees collected/ deposits received	4,108,620	11,942,887
Development and sales of batteries revenue recognized	-	(1,354,284)
Exchange realignment	(60,846)	421,608
Balance at end of year	$4,831,774	$15,841,985

(n)	Cost of Revenues

Cost of revenues consists primarily of material costs, sub-contracting charges, employee remuneration for staff engaged in production activity, share-based compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of revenues.

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

(r)	Research and Development and Advertising Expenses

Research and development and advertising expenses are expensed as incurred. Research and development expenses consist primarily of remuneration for research and development staff, depreciation and material costs for research and development. Advertising expenses was $1,706,096 and $350,150 for the years ended December 31, 2024 and 2025.

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

The Company’s subsidiaries in China receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies. In general, the Company presents the government subsidies received as part of other income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific expense, such as research and development expense, interest expenses, depreciation and removal costs. Unearned government subsidies received are deferred for recognition until the criteria for such recognition could be met.

Grants applicable to long-lived assets are amortized over the life of the depreciable facilities constructed on it. For research and development expenses, the Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $6,524,654 (RMB46,920,747) and $5,228,027 (RMB37,580,625) for the years ended December 31, 2024 and 2025, respectively.

(x)	Derivatives and hedging

ASC Topic 815, Derivatives and Hedging (“ASC 815”), requires all contracts which meet the definition of a derivative to be recognized on the balance sheet as either assets or liabilities and recorded at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in earnings or in other comprehensive income (loss) depending on the use of the derivative and whether it qualifies for hedge accounting. Changes in fair values of derivatives not qualified as hedges are reported in earnings.

The Company periodically enters into foreign currency forward and option contracts to mitigate its exposure to fluctuations in foreign exchange rates, as well as commodity contracts to manage its exposure to fluctuations in raw material prices. The Company does not use derivative financial instruments for speculative or trading purposes

The derivative contracts entered into by the Company are not designated as hedging instruments for accounting purposes. Accordingly, these contracts are recorded at fair value, with the corresponding changes in fair value recognized immediately in earnings.

(y)	Income (loss) per Share

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

(z)	Use of Estimates

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

(aa)	Commitments and Contingencies

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. The Company adopted ASU 2023-07 beginning January 1, 2024 for annual disclosure and adopted beginning January 1, 2025 for interim periods. The adoption did not have material impact on the Company’s consolidated financial statement presentations and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU2023-09 beginning January 1, 2025. The adoption did not have material impact on the Company’s consolidated financial statement presentations and disclosures.

Recently Issued But Not Yet Adopted Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326), that provides a practical expedient in developing forecasts as part of estimating expected credit losses. The amendment permits the Company to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual and interim periods beginning after December 15, 2025. Early adoption is permitted and is effective on a prospective basis. The Company is currently evaluating the impact that the adoption of this guidance on the Company’s consolidated financial statement presentations and disclosures.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging – Hedge Accounting Improvements (Topic 815), which amends certain aspects of the hedge accounting guidance to better align financial reporting with the economics of an entity’s risk management activities. The ASU is effective for annual and interim periods beginning after December 13, 2026. Early adoption is permitted and is effective on a prospective basis. The Company is currently evaluating the impact that the adoption of this guidance on the Company’s consolidated financial statement presentations and disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, to improve generally accepted accounting principles by establishing authoritative guidance on the accounting for government grants received by business entities. The amendments establish the accounting for a government grant received by a business entity, including guidance for a grant related to an asset and to income. The guidance is effective for fiscal years beginning after December 15, 2028, with early adoption permitted, and it can be applied using (a) a modified prospective approach; (b) a modified retrospective approach or (c) a retrospective approach. The Company is currently evaluating the impact that the adoption of this guidance on the Company’s consolidated financial statement presentations and disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Pledged deposits

Pledged deposits as of December 31, 2024 and 2025 consisted of pledged deposits with banks for bills payable (note 15).

4.	Short-term deposits

Short-term deposits represent time deposits placed with banks with maturities longer than three months but less than one year. Interest earned is recorded as finance income in the consolidated financial statement. As of December 31, 2024 and 2025, substantially all of the Company’s short-term deposits amounting to $4,237,090 and nil, respectively, had been placed in reputable financial institutions in the PRC.

5.	Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2024 and 2025:

	December 31,	December 31,
	2024	2025
Trade receivable	$28,569,823	$28,884,493
Less: Allowance for credit losses	(2,841,728)	(1,062,148)
	25,728,095	27,822,345
Bills receivable	7,210,823	10,583,053
	$32,938,918	$38,405,398

Included in trade and bills receivables are retention receivables of $71,207 and $51,392 as of December 31, 2024 and 2025. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for the credit losses are as follows:

Balance as at January 1, 2024	$3,198,249
Current period provision, net	512,123
Reversal – recoveries by cash	(653,568)
Written-off	(130,465)
Foreign exchange adjustment	(84,611)
Balance as at December 31, 2024	$2,841,728
Current period provision, net	(132,517)
Reversal – recoveries by cash	(9,968)
Written-off	(1,706,341)
Foreign exchange adjustment	69,246
Balance as at December 31, 2025	$1,062,148

6.	Inventories

Inventories as of December 31, 2024 and 2025 consisted of the following:

	December 31,	December 31,
	2024	2025
Raw materials	$3,538,167	$11,897,761
Work in progress	5,034,330	12,055,586
Finished goods	14,278,530	26,648,940
	$22,851,027	$50,602,287

During the years ended December 31, 2024 and 2025 write-downs of obsolete inventories to lower of cost or net realizable value of $4,927,140 and $6,607,039, respectively, were charged to cost of revenues.

7.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2024 and 2025 consisted of the following:

	December 31,	December 31,
	2024	2025
VAT recoverable	$2,444,726	$10,495,495
Prepayments to suppliers	7,992,672	1,873,852
Deposits	83,754	120,779
Staff advances	76,096	191,657
Prepaid operating expenses	501,218	850,680
Interest receivable	92,515	124,101
Receivables from customers for non-operating agency-based service	8,845,759	1,529,183
Other receivables	258,219	3,439
	20,294,959	15,189,186
Less: Allowance for credit losses	(289,993)	(18,271)
	$20,004,966	$15,170,915

An analysis of the allowance for credit losses are as follows:

Balance as at January 1, 2024	$290,228
Current period provision, net	7,729
Foreign exchange adjustment	(7,964)
Balance as at December 31, 2024	289,993
Reversal – recoveries by cash	(41,734)
Written- off	(208,672)
Current period provision, net	(25,957)
Foreign exchange adjustment	4,641
Balance as at December 31, 2025	$18,271

8.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2024 and 2025 consisted of the following:

	December 31, 2024	December 31, 2025
Buildings	$44,590,499	$89,341,079
Leasehold improvements	8,058,360	8,790,749
Machinery and equipment	84,267,956	144,739,898
Office equipment	2,235,605	2,529,257
Motor vehicles	803,560	868,261
	139,955,980	246,269,244
Impairment	(16,755,682)	(17,375,954)
Accumulated depreciation	(37,713,469)	(49,834,489)
Carrying amount	$85,486,829	$179,058,801

During the years ended December 31, 2024 and 2025, the Company incurred depreciation expense of $7,757,226 and $9,421,735 respectively.

During the course of the Company’s strategic review of its operations in the years ended December 31, 2024 and 2025, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of approximately $475,220 and nil, respectively. The impairment charge represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated fair value of the Company’s production facilities in Hitrans primarily for the production of materials used in manufacturing of lithium batteries due to underperformance of Hitrans reporting unit. No impairment charge was recorded on the Company’s production facilities in Dalian, Nanjing and Shangqiu in the years ended December 31, 2024 and 2025.

9.	Construction in Progress

Construction in progress as of December 31, 2024 and 2025 consisted of the following:

	December 31,	December 31,
	2024	2025
Construction in progress	$29,819,111	$19,914,272
Prepayment for acquisition of property, plant and equipment	12,707,748	12,132,149
Carrying amount	$42,526,859	$32,046,421

Construction in progress as of December 31, 2024 and 2025 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power, Nanjing CBAK, Hitrans and Yuanchuang.

For the years ended December 31, 2024 and 2025, the Company capitalized interest of $854,395 and $198,760 respectively, to the cost of construction in progress.

10.	Long-term investments, net

Long-term investments as of December 31, 2024 and 2025, consisted of the following:

	December 31, 2024	December 31, 2025
Investments in equity method investees	$1,625,793	$1,839,890
Investments in non-marketable equity	620,701	645,690
	$2,246,494	$2,485,580

The following is the carrying value of the long-term investments:

	December 31, 2024		December 31, 2025
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Investments in equity method investees
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (b)	$1,625,793	26%	$1,839,890	26%

Investments in non-marketable equity (c )
Hunan DJY Technology Co., Ltd	$620,701		$645,690

(a)	Investments in Guangxi Guiwu CBAK New Energy Technology Co., Ltd

Balance as of January 1, 2024	$254,475
Proceeds from disposal of investment	(278,114)
Loss from investment	(18,777)
Profit from disposal	45,749
Foreign exchange adjustment	(3,333)
Balance as of December 31, 2024	$-

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

For the year ended December 31, 2024, share of loss from the above equity investment was $18,777.

(b)	Investments in Zhejiang Shengyang Renewable Resources Technology Co., Ltd.

Balance as of January 1, 2024	$1,672,136
Income (loss) from investment	-
Foreign exchange adjustment	(46,343)
Balance as of December 31, 2024	$1,625,793
Income from investment	145,097
Foreign exchange adjustment	69,000
Balance as of December 31, 2025	$1,839,890

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

The Company recorded share of income of nil and $145,097 from the investment in Zhejiang Shengyang for the years ended December, 2024 and 2025, respectively.

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

(c) Investments in non-marketable equity

	December 31, 2024	December 31, 2025
Cost	$1,232,978	$1,282,618
Impairment	(612,277)	(636,928)
Carrying amount	$620,701	$645,690

On April 21, 2021, CBAK Power, along with Shenzhen BAK Power Battery Co., Ltd (BAK SZ), Shenzhen Asian Plastics Technology Co., Ltd (SZ Asian Plastics) and Xiaoxia Liu (collectively the “Investors”), entered into an investment agreement with Junxiu Li, Hunan Xintao New Energy Technology Partnership, Xingyu Zhu, and Jiangsu Saideli Pharmaceutical Machinery Manufacturing Co., Ltd for an investment in Hunan DJY Technology Co., Ltd (“DJY”), a privately held company. CBAK Power has paid $1.40 million (RMB9 million) to acquire 9.74% of the equity interests of DJY. CBAK Power along with other three new investors has appointed one director on behalf of the Investors to the Board of Directors of DJY. DJY is unrelated third party of the Company engaging in in research and development, production and sales of products and services to lithium battery positive cathode materials producers, including the raw materials, fine ceramics, equipment and industrial engineering.

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

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. No impairment was recorded on the non-marketable equity securities for the years ended December 31, 2024 and 2025.

11.	Lease

(a)	Prepaid land use rights

Prepaid land
lease payments
Balance as of January 1, 2024	$11,712,704
Amortization charge for the year	(316,811)
Foreign exchange adjustment	(319,920)
Balance as of December 31, 2024	11,075,973
Addition for the year	1,099,537
Amortization charge for the period	(331,189)
Foreign exchange adjustment	464,543
Balance as of December 31, 2025	$12,308,864

In August 2014 and November 2021, the Company acquired land use rights to build a factory of the Company in Dalian and Zhejiang, PRC.

Yuanchuang acquired a land use right on May 13, 2025 to build a factory in Anhui, PRC for cathode materials manufacturing.

Lump sum payments were made upfront to acquire the leased land from the owners with lease periods of 36 to 50 years, and no ongoing payments will be made under the terms of these land leases.

Amortization expenses of the prepaid land use rights were $316,811 and $331,189 for the years ended December 31, 2024 and 2025, respectively.

No impairment loss was made to the carrying amounts of the prepaid land use right for the years ended December 31, 2024 and 2025.

(b)	Operating lease

On April 6, 2021, Nanjing CBAK entered into a lease agreement for warehouse space in Nanjing with a three year term, commencing on April 15, 2021 and expiring on April 14, 2024. The monthly rental payment is approximately RMB97,743 ($14,146) per month.  The lease was renewed for one year with a monthly rental of RMB86,913 (approximately $11,907) to May 14, 2025  and further extend for three years with a monthly rental of RMB94,156 (approximately $12,983) from May 14, 2025 to May 14, 2028.

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

On October 20, 2022, CBAK Power entered into a lease agreement for staff quarters spaces in Dalian with a three year term, commencing on October 20, 2022 and expiring on October 19, 2025. The monthly rental payment is RMB61,905 ($9,012) per month.

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

CBAK Shangqiu entered into a lease agreement for manufacturing and factory spaces in Shangqiu with a term of six years, commencing on January 1, 2024 to December 31, 2029. The monthly rental payment is RMB265,487 ($36,769) per month. The landlord unconditionally forgave the accrued annual rent due to unsatisfied performance from the leasing spaces. The Company recognized the forgiveness as gains for the year ended December 31, 2025.

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

CBAK Shangqiu entered into a lease agreement for staff quarters spaces in Shangqiu from May 16, 2024 to December 31, 2029 for a quarter rental of RMB19,404 ($2,765).

Nanjing CBAK entered into another lease for staff quarters spaces in Nanjing from June 1, 2024 to May 31, 2025. The monthly rental payment is RMB39,633 ($5,511) per month.

BAK Asis entered into a lease for office in Hong Kong from June 16, 2025 to June 30, 2028. The monthly rental payment was HKD10,000 ($1,290) per month.

Operating lease expenses for the years ended December 31, 2024 and 2025 for the capitation agreement was as follows:

	December 31, 2024	December 31, 2025
Operating lease cost – straight line	$1,270,656	$747,513

(c)	Company as lessee - Finance lease

	December 31,	December 31,
	2024	2025
Property, plant and equipment, at cost	$-	$4,924,746
Accumulated depreciation	-	(2,569,405)
Impairment	-	(2,355,341)
Property, plant and equipment, net under finance lease	-	-

Finance lease liabilities, current	-	1,307,170
Finance lease liabilities, non-current	-	-
Total finance lease liabilities	$-	$1,307,170

The components of finance lease expenses for the years ended December 31, 2024 and 2025 were as follows:

	December 31,	December 31,
	2024	2025
Finance lease cost:
Depreciation of assets	$-	$-
Interest of lease liabilities	79,309	1,708
Total lease expenses	$79,309	$1,708

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2025:

	Operating leases	Finance leases
2026	$1,097,829	$1,316,821
2027	1,190,354	-
2028	558,013	-
2029	464,157	-
2030	454,024	-
Thereafter	-	-
Total undiscounted cash flows	3,764,377	1,316,821
Less: imputed interest	(323,146)	(9,651)
Present value of lease liabilities	$3,441,231	$1,307,170

Lease term and discount rate:

	December 31, 2024	December 31, 2025
Weighted-average remaining lease term (years)
Land use rights	35.9	36.3
Operating leases	4.16	3.13
Finance lease	-	0.92

Weighted-average discount rate
Land use rights	Nil	Nil
Operating lease	4.33%	4.19%
Finance lease	2.9	0.8%

Supplemental cash flow information related to leases where the Company was the lessee for the year ended December 31, 2024 and 2025 was as follows:

	December 31, 2024	December 31, 2025
Operating cash outflows from operating assets	$866,001	$893,742

12.	Intangible Assets, net

Intangible assets as of December 31, 2024 and 2025 consisted of the followings:

	December 31, 2024	December 31, 2025
Computer software at cost	$169,054	$1,735,057
Sewage discharge permit	1,667,907	175,861
	1,836,961	1,910,918
Accumulated amortization	(1,453,999)	(1,839,264)
	$382,962	$71,654

Amortization expenses were $470,219 and $315,191 for the years ended December 31, 2024 and 2025, respectively.

Total future amortization expenses for finite-lived intangible assets were estimated as follows:

2026	$16,842
2027	10,833
2028	9,217
2029	8,808
2030	8,808
Thereafter	17,146
Total	$71,654

No impairment loss was made to the carrying amounts of the intangible assets for the years ended December 31, 2024 and 2025.

13.	Acquisition of subsidiaries

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

14.	Deposit paid for acquisition of long-term investments

Deposit paid for acquisition of long-term investments as of December 31, 2024 and 2025 consisted of the following:

	December 31,	December 31,
	2024	2025
Investments in non-marketable equity	$15,864,318	$16,503,014

On September 27, 2023, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in Shenzhen BAK Power Battery Co., Ltd. (“BAK SZ”) to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (the “Target Equity”). Pursuant to the terms of the Equity Transfer Agreement, Nanjing CBAK will pay the Target Equity in three (3) installments as follows: (i) RMB40 million (approximately $5.5 million) due prior to December 31, 2024; (ii) RMB90 million (approximately $12.4 million) due prior to September 30, 2024, and (iii) the remaining Target Equity balance of RMB130 million (approximately $17.8 million) due following SZ BAK’s successful transfer to Nanjing CBAK of the five percent (5%) equity interest in BAK SZ. Upon Nanjing CBAK having paid RMB130 million of the Target Equity, the parties shall work together to complete the registration of equity change with the local governmental authorities. The Equity Transfer Agreement may be terminated in writing through negotiation by all parties and the deposit paid was refundable on demand. The equity transfer process take longer than expected. Nanjing CBAK and SZ BAK have entered into supplemental agreement on March 7, 2025 to extend the transaction period. The Company has contributed RMB115.8 million (approximately $16.5 million) as of December 31, 2025 and up to the date of this report.

SZ BAK and BAK SZ were the Company’s former subsidiary up to June 30, 2014. Mr. Xiangqian Li, the Company’s former CEO, is the director of SZ BAK and BAK SZ.

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

15.	Trade and Bills Payable

Trade and bills payable as of December 31, 2024 and 2025 consisted of the followings:

	December 31,	December 31,
	2024	2025
Trade payable	$26,317,312	$60,046,427
Bills payable
– Bank acceptance bills	57,297,394	91,161,622
– Letter of credit	1,109,680	2,137,696
	$84,724,386	$153,345,745

All the bills payable are of trading nature and will mature within one year from the issue date.

The bills payable were secured by:

(i)	the Company’s pledged deposits (Note 3);

(ii)	$1.4 million of the Company’s bills receivable as of December 31, 2024 and 2025 (Note 5).

(iii)	the Company’s buildings (Note 8) and prepaid land use rights (Note 11)

16.	Loans

Bank loans:

Bank borrowings as of December 31, 2024 and 2025 consisted of the followings:

	December 31,	December 31,
	2024	2025
Short-term bank borrowings	$26,087,350	$28,532,938
Long-term bank borrowings	-	4,118,628
	$26,087,350	$32,651,566

In January 2023, Hitrans renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. On January 22, 2025, Hitrans and Bank of Communications entered into a new banking facility for another five years from January 22, 2025 to January 22, 2030 for a maximum guarantee of loan amount to RMB155.8 million (approximately $21.5 million). The facility was secured by Hitrans’s land use rights and buildings. On October 24, 2025, Hitrans and Bank of Communications renewed the facility to a maximum guarantee of loan amount to RMB162.0 million (approximately $23.1 million). Under the facility, Hitrans borrowed RMB137.2 million (approximately $19.6 million) as of December 31, 2025, bearing interest at 2.5% to 3.45% per annum expiring through January to June 2026.

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

On June 24, 2024, CBAK Nanjing and Bank of China entered into a short-term loan agreement, with a maximum amount of RMB10 million (approximately $1.4 million) with the term from June 24, 2024 to June 20, 2025.The loan was guaranteed by the Company’s former CEO, Mr. Yunfei Li and Mr. Yunfei Li’s wife Ms. Qinghui Yuan. Under the facility, CBAK Nanjing borrowed RMB10 million (approximately $1.4 million) on June 24, 2024, bearing interest rate at 3.0% per annum. CBAK Nanjing early repaid the loan on August 23, 2024.

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

On December 31, 2024, Hitrans and China Everbright Bank Co., Ltd Shaoxing Branch entered into a short-term loan agreement for RMB10 million (approximately $1.4 million) with the term of one year from December 31, 2024 to December 30, 2025 bearing 2.9% interest rate. Hitrans borrowed RMB10 million (approximately $1.4 million) on the same date. Hitrans repaid the loan on December 30, 2025.

On January 17, 2025, Hitrans entered into a long-term Maximum Pledge Agreement with Zhejiang Shangyu Rural Commercial Bank, for the period from January 17, 2025 to September 25, 2027, with a maximum facility amount of RMB76.56 million (approximately $10.54 million). The facility was secured by the land use right and buildings of Hitrans. Hitrans has borrowed RMB38.9 million (approximately $5.5 million) as of December 31, 2025, bearing interest rate at 2.85% - 2.96% per annum, of which RMB10 million (approximately $1.4 million) repayable on January 16, 2026, RMB3.9 million (approximately $0.5 million) repayable on June 20, 2027 and the remaining RMB25 million (approximately $3.6 million) repayable on September 25, 2027. Hitrans repaid RMB10 million (approximately $1.4 million) on January 16, 2026.

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

On February 19, 2025, Nanjing CBAK obtained a RMB30 million facility (approximately $4.1 million) from Jiangsu Gaochun Rural Commercial Bank, with the term from February 19, 2025 to September 23, 2027. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment. Nanjing CBAK borrowed RMB3 million (approximately $0.4 million ) as of December 31, 2025, bearing interest rate at 2.98% per annum, repayable on May 19, 2026.

On February 25, 2025, Hitrans entered into a short-term factoring loan agreement with China Construction Bank Co., Ltd for a maximum amount of RMB10 million (approximately $1.4 million) for a period of one year from February 28, 2025 to February 27, 2026, bearing interest of 3.7% per annum. Hitrans borrowed RMB10 million (approximately $1.4 million) on the same date. Hitrans repaid the factoring loan in February 2026.

Hitrans obtained another short-term factoring loan agreement with China Construction Bank Co., Ltd for a maximum amount of RMB10 million (approximately $1.4 million) for a period of one year from November 28, 2025 to November 27, 2026, bearing interest of 3.1% per annum. Hitrans borrowed RMB10 million (approximately $1.4 million) on the same date.

On June 28, 2025, Nanjing CBAK entered into a short-term loan agreement with Agricultural Bank of China Co., Limited for RMB12 million (approximately $1.7 million) from June 28, 2025 to June 26, 2026, bearing interest 2.60% per annum. Nanjing CBAK borrowed RMB12 million (approximately $1.7 million) on the same date. Nanjing CBAK early repaid the loan on July 18, 2025.

On June 30, 2025, CBAK Power obtained a banking facility from China Guangfa Bank Co., Ltd with a maximum amount of RMB100 million (approximately $14 million) for a term to June 12, 2026 for short-term borrowings and issuance of acceptance bills to settle materials suppliers, guaranteed by Power’s buildings and pledged deposits. CBAK Power borrowed HKD10 million (approximately $1.4 million) from the above facility, bearing interest at 2.65% per annum, repayable on August 14, 2026. CBAK Power early repaid the loan on November 14, 2025.

CBAK Power has borrowed a series of acceptance bills totaling RMB123.3 million (approximately $17.6 million) for various terms expiring through January to June 2026, which was secured by CBAK Power’s buildings and pledged deposit of RMB35.2 million (approximately $5.0 million) (note 3).

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

On December 17, 2025, Nanjing BFD entered into a short-term loan agreement with Bank of China Co., Limited for RMB10 million (approximately $1.4 million) from December 17, 2025 to December 16, 2026, bearing interest 2.30% per annum. The loan was guaranteed by CBAK Nanjing. Nanjing BFD borrowed RMB10 million (approximately $1.4 million) on the same date.

CBAK Power and Nanjing CBAK obtained banking facilities from China Zheshang Bank Co., Ltd. Shenyang Branch with a maximum amount of RMB690 million (approximately $96.3 million) with the term to March 16, 2026. CBAK Power and Nanjing CBAK borrowed a series of acceptance bills totaling RMB105.9 million (approximately $15.1 million) for various terms expiring through January to June 2026, which was secured by the CBAK Power’s and Nanjing CBAK’s pledged deposit of RMB108.2 million (approximately $15.4 million) (note 3).

Hitrans borrowed a series of acceptance bills totaling RMB98.8 million (approximately $14.1 million) for various terms expiring through January to June 2026, which was secured by Hitrans’s pledged deposit of RMB98.9 million (approximately $14.1 million) (note 3).

Nanjing CBAK borrowed a series of acceptance bills from Bank of Nanjing totaling RMB77.3 million (approximately $11.0 million) for various terms expiring through March to June 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB75.4 million (approximately $10.8 million) (note 3) and the balance guaranteed by 100% equity of CBAK Nanjing held by BAK Investment.

Nanjing CBAK borrowed a series of acceptance bills from Bank of Ningbo totaling RMB0.4 million (approximately $63,549) for various terms expiring in March 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB0.4 million (approximately $63,549) (note 3).

Hitrans borrowed a series of acceptance bills from Bank of Communications Co., Ltd. Shangyu Branch totaling RMB33.1 million (approximately $4.7 million) expiring through February 2026 to June 2026, which was secured by Hitrans’s pledged deposit of RMB33.1 million (approximately $4.7 million) (note 3).

Hitrans borrowed a series of acceptance bills from Zhejiang Shangyu Rural Commercial Bank Co., Ltd totaling RMB34.3 million (approximately $4.9 million) expiring through February to June 2026, which was secured by Hitrans’s pledged deposit of RMB34.3million (approximately $4.9 million) (note 3).

CBAK Power borrowed a series of acceptance bills from Industrial and Commercial Bank of China totaling RMB52.7 million (approximately $7.5 million) expiring through January to June 2026, which was secured by CBAK Power’s pledged deposit of RMB52.9 million (approximately $7.5 million) (note 3).

Hitrans borrowed a series of acceptance bills from Industrial Bank totaling RMB16.0 million (approximately $2.3 million) expiring in March 2026, which was secured by Hitrans’s pledged deposit of RMB11.0 million (approximately $1.6 million) (note 3).

Nanjing CBAK borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB27.8 million (approximately $3.9 million) expiring through January to June 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB7.8 million (approximately $1.1 million) (note 3) and the balance guaranteed by 100% equity in CBAK Naning held by BAK Investment.

Nanjing CBAK obtained serval letter of credit from Bank of Ningbo totaled RMB15.0 million (approximately $2.1 million) for settlement of materials purchase for a period of one year expiring through September to November 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB15.0 million (approximately $2.1 million) (note 3).

Hitrans borrowed an acceptance bill from Bank of Ningbo of RMB10 million (approximately $1.4 million) expiring in June 2026, which was secured by Hitran’s bills receivables of RMB10 million (approximately $1.4 million) (note 5).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	December 31,
	2024	2025
Pledged deposits (note 3)	$54,061,642	$67,376,113
Short-term deposits (note 4)	2,000,000	-
Bills receivables (note 5)	1,395,874	1,449,358
Right-of-use assets (note 11)	4,982,972	5,019,028
Buildings (note 8)	3,818,112	43,200,786
	$66,258,600	$117,045,285

As of December 31, 2025, the Company had $14.7 million unutilized committed banking facilities.

During the years ended December 31, 2024 and 2025, interest of $1,115,354 and $1,070,392 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2024 and 2025 consisted of the following:

		December 31,	December 31,
	Note	2024	2025
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li, the Company’s Former CEO	(b)	158,889	157,236
		258,889	257,236
Advances from unrelated third party
– Mr. Wenwu Yu	(c)	1,347	1,401
– Ms. Longqian Peng	(c)	6,980	7,262
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(d)	68,499	71,257
		76,826	79,920
		$335,715	$337,156

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(d)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of December 31, 2025, loan amount of RMB0.5 million ($71,257) remained outstanding.

During the years ended December 31, 2024 and 2025, interest of $8,343 and $8,463 were incurred on the Company’s borrowings from unrelated parties, respectively.

17.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2024 and 2025 consisted of the following:

	December 31,	December 31,
	2024	2025
Construction costs payable	$11,570,384	$14,311,903
Equipment purchase payable	10,871,081	51,082,600
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	6,253,168	8,633,536
Customer deposits	6,856,137	12,816,577
Deferred revenue (note 2m)	4,831,774	15,841,985
Accrued expenses	2,059,252	3,161,542
Interest payables	69,927	82,157
Other tax payables	1,175,339	1,318,816
Dividend payable to non-controlling interest to Hitrans	1,221,915	1,271,109
Payables to suppliers for non-operating agency-based service	11,981,065	2,632,714
Derivatives liabilities (note 21)	-	728,423
Other payable	185,474	560,467
	$58,285,635	$113,651,948

*	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2024 and 2025, no liquidated damages relating to both events have been paid.

On November 9, 2007, the Company completed a private placement for the gross proceeds to the Company of $13,650,000 by selling 3,500,000 shares of common stock at the price of $3.90 per share. Roth Capital Partners, LLC acted as the Company’s exclusive financial advisor and placement agent in connection with the private placement and received a cash fee of $819,000. The Company may have become liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that the Company filed pursuant to a registration rights agreement that the Company entered into with such shareholders in November 2007. Under the registration rights agreement, among other things, if a registration statement filed pursuant thereto was not declared effective by the SEC by the 100th calendar day after the closing of the Company’s private placement on November 9, 2007, or the “Effectiveness Deadline”, then the Company would be liable to pay partial liquidated damages to each such investor of (a) 1.5% of the aggregate purchase price paid by such investor for the shares it purchased on the one month anniversary of the Effectiveness Deadline; (b) an additional 1.5% of the aggregate purchase price paid by such investor every thirtieth day thereafter (pro-rated for periods totaling less than thirty days) until the earliest of the effectiveness of the registration statement, the ten-month anniversary of the Effectiveness Deadline and the time that the Company is no longer required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations; and (c) 0.5% of the aggregate purchase price paid by such investor for the shares it purchased in the Company’s November 2007 private placement on each of the following dates: the ten-month anniversary of the Effectiveness Deadline and every thirtieth day thereafter (prorated for periods totaling less than thirty days), until the earlier of the effectiveness of the registration statement and the time that the Company no longer is required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations. Such liquidated damages would bear interest at the rate of 1% per month (prorated for partial months) until paid in full.

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2024 and 2025, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

18.	Balances and Transactions with Related Parties

The principal related parties with which the Company had transactions during the years presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Shenzhen Bak New Material Technology Co., Ltd	Note a
Zhengzhou BAK Battery Co., Ltd (“Zhenghzhou BAK”)	Note b
Shenzhen BAK Battery Co., Ltd (“SZ BAK”)	Former subsidiary and refer to Note c, d
Shenzhen BAK Power Battery Co., Ltd (“BAK SZ”)	Former subsidiary and refer to Note c, d
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”)	Note e
Fuzhou BAK Battery Co., Ltd (“Fuzhou Bak”)	Note d, f
Zhengzhou BAK Electronics Co., Ltd	Note d, g
Zhengzhou BAK New Energy Vehicle Co., Ltd	Note h
Shenzhen BAK Medical Technology Co., Ltd (“SZ BAK Medical”)	Note d, i

(a)	Ms. Xiuzhu Li, one of the major shareholder of CBAK effective from December 3, 2025, is the major shareholder of Shenzhen BAK New Material Technology Co., Ltd, holding 46.32% equity interest.

(b)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK and Zhengzhou BAK is a wholly owned subsidiary of BAK SZ.

(c)	Mr. Xiangqian Li, the Company’s former CEO, is a director of SZ BAK and BAK SZ. SZ BAK and BAK SZ were the former subsidiaries of the Company.

(d)	An immediate family member of Ms. Xiuzhu Li has major interests in serval entities set forth in the above table.

(e)	Hitrans has 26% equity interest in Zhejiang Shengyang (note 10).

(f)	Zhengzhou BAK has 51% equity interest in Fuzhou BAK.

(g)	BAK SZ has 100% equity interests in Zhengzhou BAK Electronics Co., Ltd.

(h)	SZ BAK was the former shareholder of Zhengzhou BAK New Energy Vehicle Co., Ltd to April 10, 2023.

(i)	SZ BAK Medical is a wholly owned subsidiary of SZ BAK.

Related party transactions

The Company entered into the following significant related party transactions:

	For the year ended December 31, 2024	For the year ended December 31, 2025
Purchase of batteries from Zhengzhou BAK	$7,049,867	$6,628,052
Purchase of batteries from Fuzhou BAK	69,133	302,809
Purchase of materials from Zhejiang Shengyang	4,352,197	5,452,798
Sub-contracting services provided by Fuzhou BAK	-	1,783,617
Purchase of materials from Shenzhen BAK New Material Technology Co., Ltd	-	798,972
Purchase of materials from SZ BAK Medical	-	370,224
Purchase of materials from Zhejiang Shengyang in relation to non-operating agency-based service	1,794,581	-
Sales of cathode raw materials to Zhengzhou BAK	18,661,537	15,196,930
Sales of cathode raw materials to BAK SZ	31,783	11,388
Sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd	388,430	908,156
Sales of cathode raw materials to Zhengzhou BAK in relation to non-operating agency-based service	-	2,248,560
Sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd in relation to non-operating agency-based service	-	134,252
Sales of cathode raw materials to BAK SZ in relation to non-operating agency-based service	-	4,805
Sales of batteries to Fuzhou BAK	76,090	-
Sales of batteries to Zhengzhou BAK	12,232	1,933

Related party balances

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2024 and 2025:

Receivables from former subsidiary

	December 31, 2024	December 31, 2025
Receivables from BAK SZ	$12,399	$4,389

Balance as of December 31, 2024 and 2025 represented trade receivable for sales of cathode raw materials to BAK SZ.

Other balances due from/ (to) related parties

	December 31, 2024	December 31, 2025
Trade receivable, net – Zhengzhou BAK (i)	$5,970,184	$4,836,152
Trade receivable, net – Zhengzhou BAK Electronics Co., Ltd. (i)	$135,012	$237,446
Bills receivable – Issued by Zhengzhou BAK Battery Co., Ltd (ii)	$459,905	$-
Prepayment to supplier – Zhengzhou BAK (iii)	$3,738,228	$-
Prepayment to supplier – Zhengzhou BAK New Energy Vehicle Co., Ltd (iv)	$205,496	$-
Trade payable, net – Zhengzhou BAK (v)	$66,084	$4,453,603
Trade payable, net – Zhejiang Shengyang (vi)	$1,486,765	$1,136,860
Trade payable, net - Shenzhen BAK New Material Technology Co., Ltd (vi)	$147,210	$164,887
Trade payable, net – SZ BAK Medical (vi)	$-	$428,572
Payable for non-operating agency-based service – Zhejiang Shengyang (vii)	$1,338,794	$-
Deposit paid for acquisition of long-term investments – BAK SZ (note 15)	$15,864,318	$16,503,014
Dividend payable to non-controlling interest of Hitrans (note 17)	$1,221,915	$1,271,109

(i)	Representing trade receivable from sales of cathode raw materials.

(ii)	Representing bills receivable issued by Zhengzhou BAK as of December 31, 2024 were pledged to bank as security for issuance of bills payable (note 15).

(iii)	Representing the prepayments to Zhengzhou BAK for purchase of batteries.

(iv)	Representing the prepayments for purchase of raw materials for manufacturing. The contract was cancelled on December 10, 2024 and the prepayment was refunded to the Company in March 2025.

(v)	Representing trade payables on purchase of batteries.

(vi)	Representing trade payables on purchase of materials for manufacturing

(vii)	Representing payables on purchase of materials from Zhejiang Shengyang in relation to non-operating agency-based service.

Payables to a former subsidiary

Payables to a former subsidiary as of December 31, 2024 and 2025 consisted of the following:

	December 31,	December 31,
	2024	2025
Payables to BAK SZ	$(419,849)	$(407,506)

Balance as of December 31, 2024 and 2025 consisted of payables for purchase of inventories.

19.	Deferred Government Grants

Deferred government grants as of December 31, 2024 and 2025 consist of the following:

	December 31,	December 31,
	2024	2025
Total government grants	$8,136,469	$10,774,034
Less: Current portion	(556,214)	(578,606)
Non-current portion	$7,580,255	$10,195,428

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

On June 23, 2020, BAK Asia, the Company wholly-owned Hong Kong subsidiary, entered into a framework investment agreement with Jiangsu Gaochun Economic Development Zone Development Group Company (“Gaochun EDZ”), pursuant to which the Company intended to develop certain lithium battery projects that aim to have a production capacity of 8Gwh. Gaochun EDZ agreed to provide various support to facilitates the development and operation of the projects. Since 2020, the Company accumulatively received RMB61.0 million (approximately $8.7 million) subsidy from Gaochun EDZ and government to facilitate the construction works and equipment in Nanjing. The Company recognized RMB10 million ($1.6 million) as other income after moving the Company facilities to Nanjing in 2020. For the remaining subsidy, the Company has initiated amortization on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon.

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

Government grants were recognized in the consolidated statements of operations as follows:

	December 31,	December 31,
	2024	2025
Cost of revenues	$535,405	$510,729
Research and development expenses	16,433	16,440
General and administrative expenses	37,626	37,642
Other income (expenses), net	672,802	1,469,378
	$1,262,266	$2,034,189

20.	Product Warranty Provisions

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2024	December 31, 2025
Balance at beginning of year	$546,444	$444,114
Warranty costs incurred	(245,328)	(54,579)
Provision (reversal) for the year	156,832	370,557
Foreign exchange adjustment	(13,834)	25,597
Balance at end of year	444,114	785,689
Less: Current portion	(23,426)	(339,136)
Non-current portion	$420,688	$446,553

21.	Financial derivatives

The Company uses a variety of derivative financial instruments and physical contracts to manage its exposure to foreign currency and commodity price fluctuations.

Foreign currency forward and option contracts

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of foreign exchange rate fluctuations. The Company adjusts its non-designated hedges quarterly. The nominal value of approximately nil and $42.2 million contracts with maturities of three to twelve months were held as of December 31, 2024 and 2025, respectively.

Commodity contracts

The commodity derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis. The Company entered into commodity contracts during the year ended December 31, 2025, resulting in recognized losses of $196,823. The Company did not hold any outstanding commodity contracts as of December 31, 2024 and 2025.

The fair value of the financial derivatives as of December 31, 2024 and 2025 were as follows:

	December 31, 2024	December 31, 2025

Derivatives not designed as hedging instruments
Derivatives liabilities - Foreign exchange contracts, accrued expenses and other payables (note 17)	$-	$728,423

The gain (loss) related to the Company’s derivative instruments for the years ended December 31, 2024 and 2025 were as follows:

	December 31, 2024	December 31, 2025
Foreign currency forward and option contracts	$-	$(243,231)
Commodity contract	-	(196,823)
	$-	$(440,054)

Refer to note 24 for detailed disclosures regarding fair value measurements.

22.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes expenses consisted of:

	December 31,	December 31,
	2024	2025
PRC income tax	$	$
Current income tax expenses (credit), net	1,558,613	(184,686)
Deferred income tax expenses	-	-
	$1,558,613	$(184,686)

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

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2024 and 2025, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

No provision for income taxes in the United States has been made as CBAK and CBAK Energy California had no taxable income for the years ended December 31, 2024 and 2025.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the years ended December 31, 2024 and 2025 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax

The CIT Law in China applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High-New Technology Enterprises. CBAK Power was regarded as a “High-new technology enterprise” pursuant to a certificate jointly issued by the relevant Dalian Government authorities. Under the preferential tax treatment, CBAK Power was entitled to enjoy a tax rate of 15% for the years from 2024 to 2026 provided that the qualifying conditions as a High-new technology enterprise were met. Hitrans was regarded as a “High-new technology enterprise” pursuant to a certificate jointly issued by the relevant Zhejiang Government authorities. Under the preferential tax treatment, Hitrans was entitled to enjoy a tax rate of 15% for the years from 2024 to 2026 provided that the qualifying conditions as a High-new technology enterprise were met. Nanjing CBAK was regarded as a “High-new technology enterprise” pursuant to a certificate jointly issued by the relevant Nanjing Government authorities. Under the preferential tax treatment, Nanjing CBAK and Nanjing BFD were entitled to enjoy a tax rate of 15% for the years from 2023 to 2025 provided that the qualifying conditions as a High-new technology enterprise were met.

Malaysia Tax

CBAK Malaysia is subject to income tax laws of Malaysia at the statutory rate of 24%. CBAK Malaysia was newly incorporated on April 30, 2025 and did not have any operations as of the date of this report. There was no assessable profits arising in or derived from Malaysia for the year ended December 31, 2025.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Year ended December 31, 2024	Year ended December 31, 2025
Income (loss) before income taxes	$11,143,763	$(11,136,621)
United States federal corporate income tax rate	21%	21%
Income tax expenses (credit) computed at United States statutory corporate income tax rate	2,340,190	(2,338,690)
Reconciling items:
Over provision of deferred taxation in prior year
Rate differential for PRC earnings	524,791	(373,565)
Tax effect of entity at preferential tax rate	(1,751,421)	496,840
Non-deductible (income) expenses	(108,841)	331,509
Share based payments	79,096	16,129
Utilization of tax loss	(1,640,692)	(600,199)
Tax effect of utilization of tax losses previously not recognised	(274,323)	(809,655)
Valuation allowance on deferred tax assets	3,156,312	3,092,945
Decrease in opening deferred tax assets resulting from a decrease in applicable tax rate	(766,499)	-
Income tax expenses (credit)	$1,558,613	$(184,686)

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2024 and 2025 are presented below:

	December 31, 2024	December 31, 2025
Deferred tax assets
Trade receivable	$723,916	662,239
Inventories	591,678	927,350
Property, plant and equipment	1,992,540	1,868,073
Non-marketable equity securities	91,842	95,539
Equity method investment	343,850	335,398
Intangible assets	133,684	151,340
Accrued expenses, payroll and others	614,417	865,885
Provision for product warranty	66,617	117,854
Net operating loss carried forward	38,116,873	18,761,298
Valuation allowance	(42,522,990)	(23,659,551)
Deferred tax assets, non-current	$152,427	125,425

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$152,427	$125,425

As of December 31, 2025, the Company’s U.S. entity had net operating loss carry forwards of $3,812,589. As of December 31, 2025, the Company’s PRC subsidiaries had net operating loss carry forwards of $67,737,362, which will expire in various years through 2025 to 2034. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

23.	Statutory reserves

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $1,230,511 and $3,042,602 representing the PRC statutory reserve of the subsidiary as of December 31, 2024 and 2025, are also considered under restriction for distribution.

24.	Fair Value of Financial Instruments

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

The fair value of commodity contracts was determined by quoted market prices in active markets within level 1.

The fair value of foreign currency option was determined using the Black-Scholes model, with level 2 inputs (Note 21).

The fair value of share options was determined using the Binomial Model, with level 3 inputs (Note 26).

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

25.	Employee Benefit Plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $6,524,654 (RMB46,920,747) and $5,228,027 (RMB37,580,625) for the years ended December 31, 2024 and 2025, respectively.

26.	Share-based Compensation

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

As of December 31, 2025, there was no unrecognized stock-based compensation associated with the above restricted shares. As of December 31, 2025, 1,667 vested shares were to be issued.

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

As of December 31, 2025, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

The fair value of the stock options granted to directors of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk free interest rate of 1.26%, and dividend yield of 0%. The fair value of 350,000 stock options to directors of the Company was $479,599 at the grant date. During the year ended December 31, 2024 and 2025, the Company recorded nil as stock compensation expenses, respectively.

The fair value of the stock options granted to certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimated life of six months to five years, volatility of 106.41%, risk-free interest rate of 1.26% and dividend yield of 0%. The fair value of 2,400,002 stock options to certain employees and officers of the Company was $2,805,624 at the grant date. During the years ended December 31, 2024 and 2025, the Company recorded nil as stock compensation expenses, respectively.

As of December 31, 2025, there was no unrecognized stock-based compensation associated with the above options granted.

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

The fair value of the stock options granted to directors and certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimate life of 5.83 years, volatility of 106.59%, risk free interest rate of 3.51% and dividend yield of 0%. The fair value of options of the Company was $838,190 at the grant date. The Company recorded $341,054 and $59,936 as share-based compensation expenses in respect of the stock options granted on April 11, 2023 for the years ended December 31, 2024 and 2025, respectively.

All the restricted share units granted on April 11, 2023 had been vested on December 31, 2024. As of December 31, 2025, there was no unrecognized stock-based compensation associated with the above option granted.

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

The Company recorded non-cash share-based compensation expense of $7,872 and nil for the years ended December 31, 2024 and 2025, respectively, in respect of the restricted share units granted on August 22, 2023.

The fair value of the stock options granted to directors and certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimate life of 5.83 years, volatility of 106.34%, risk free interest rate of 4.47% and dividend yield of 0%. The fair value of options of the Company was $56,521 at the grant date. For the years ended December 31, 2024 and 2025, the Company recorded $27,722 and $16,868, respectively, as share-based compensation expenses in respect of the stock options granted on August 22, 2023.

As of December 31, 2025, there was unrecognized stock-based compensation $3,285 associated with the above options granted.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2025	1,455,170	1.31	-	3.4
Exercisable at January 1, 2025	1,434,958	1.35	$-	3.4

Granted	-	-	-	-
Exercised	112,500	0.98	-	-
Forfeited	(631,170)	1.86	-	-
Outstanding at December 31, 2025	80,000	$0.96	$-	0.3
Exercisable at December 31, 2025	2,066,458	$1.24	$-	2.5

*	The intrinsic value of the stock options at December 31, 2025 is the amount by which the market value of the Company’s common stock of $0.84 as of December 31, 2025 exceeds the average exercise price of the option. As of December 31, 2025, the intrinsic value of the outstanding and exercisable stock options was nil.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the year ended December 31, 2024 and 2025.

27.	Income (Loss) Per Share

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

The following is the calculation of income (loss) per share:

	Year ended December 31, 2024	Year ended December 31, 2025
Net income (loss)	$9,585,150	$(10,951,935)
Less: Net loss attributable to non-controlling interests	2,204,882	1,573,816
Net income (loss) attributable to shareholders of CBAK Energy Technology, Inc.	11,790,032	(9,378,119)

Weighted average shares outstanding -basic (note)	89,928,357	89,247,119
Dilutive unvested shares unit	229,955	-
Weighted average shares outstanding–- diluted	90,158,312	89,247,119

Income (loss) per share
- Basic	$0.13	$(0.10)
- Diluted	$0.13	$(0.10)

Note:	Including 5,384 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued

For the years ended December 31, 2024 and 2025, unvested options were anti-dilutive and excluded from shares used in the diluted computation.

28.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2024 and 2025, the Company had the following contracted capital commitments:

	December 31, 2024	December 31, 2025
For construction of buildings	$1,677,191	$733,869
For purchases of equipment	53,300,030	26,187,817
Capital injection	254,204,390	257,370,802
	$309,181,611	$284,292,488

(ii)	Litigation

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

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1.5 million (RMB10,257,030), including equipment cost of $1.3 million (RMB9,072,000) and interest amount of $0.2 million (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2024 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB 15,120,000 ($2.2 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of December 31, 2025, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.2 million (RMB15,120,000) under capital commitments.

29.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the years ended December 31, 2024 and 2025 as follows:

	Year ended		Year ended
Sales of finished goods and raw materials	December 31, 2024		December 31, 2025
Customer A	$27,752,479	15.7%	22,131,274	11.3%
Customer B	57,563,897	32.6%	*	*
Zhengzhou BAK (note 18)	18,661,537	10.6%	*	*

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2024 and 2025 as follows:

	December 31, 2024		December 31, 2025
Customer A	$10,676,044	41.5%	$3,932,534	14.1%
Zhengzhou BAK (note 18)	5,970,184	23.2%	4,836,152	17.4%

*	Comprised less than 10% of net accounts receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the years ended December 31, 2024 and 2025 as follows:

	Year ended December 31, 2024		Year ended December 31,2025
Supplier A	$10,171,281	10.1%	$	*	*	%
Supplier B	11,864,125	11.7%		*	*	%
Supplier C	*	*		17,542,987	10.0%
Supplier D	*	*		22,179,727	12.6%

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2024 and 2025 as follows:

	December 31, 2024		December 31, 2025
Supplier B	$3,263,562	12.4%	$	*	*
Supplier D	*	*		7,202,042	12.0%

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2024 and 2025 substantially all of the Company’s cash and cash equivalents were held by major financial institutions and online payment platforms located in the PRC, which management believes are of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

The Company determined that for the years ended December 31, 2024 and 2025, it operated in two operating segments namely CBAK and Hitrans. CBAK’s segment mainly includes the manufacture, commercialization and distribution of a wide variety of standard and customized lithium-ion rechargeable batteries for use in a wide array of applications. Hitrans’ segment mainly includes the development and manufacturing of NCM precursor and cathode materials.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income (loss), finance income (expense), other income (expense) and net income (loss). Net revenue, cost of revenues, operating expenses, operating income (loss), finance income (expense), other income (expenses) and net income (loss) by segment for the years ended December 31, 2024 and 2025 were as follows:

For the year ended December 31, 2024	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$136,588,803	$40,025,806	$-	$176,614,609
Cost of revenues	(93,535,812)	(41,303,552)	-	(134,839,364)
Gross profit (loss)	43,052,991	(1,277,746)	-	41,775,245
Total operating expenses	(22,848,626)	(8,539,324)	(1,599,146)	(32,987,096)
Operating income (loss)	20,204,365	(9,817,070)	(1,599,146)	8,788,149
Finance income (expenses), net	1,275,246	7,954	(110)	1,283,090
Other income (expenses), net	(490,229)	1,562,753	-	1,072,524
Income tax expenses	(1,558,613)	-	-	(1,558,613)
Net income (loss)	19,430,769	(8,246,363)	(1,599,256)	9,585,150

For the year ended December 31, 2025	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$105,982,389	$89,206,917	$-	$195,189,306
Cost of revenues	(92,257,111)	(84,509,607)	-	(176,766,718)
Gross profit	13,725,278	4,697,310	-	18,422,588
Total operating expenses	(24,208,471)	(11,055,459)	(1,599,901)	(36,863,831)
Operating loss	(10,483,193)	(6,358,149)	(1,599,901)	(18,441,243)
Finance income (expenses), net	60,979	(732,875)	(1,448)	(673,344)
Other income (expenses), net	6,729,459	1,248,507	-	7,977,966
Income tax credit	184,686	-	-	184,686
Net loss	(3,508,069)	(5,842,517)	(1,601,349)	(10,951,935)
As of December 31, 2025
Identifiable long-lived assets	174,672,705	51,881,626	-	226,554,331
Total assets	306,247,018	119,783,830	150,788	426,181,636

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

	Year ended December 31, 2024	Year ended December 31, 2025
High power lithium batteries used in:
Electric vehicles	$1,681,651	$796,173
Light electric vehicles	10,319,176	36,363,411
Residential energy supply & uninterruptable supplies	124,587,976	68,822,805
	136,588,803	105,982,389
Materials used in manufacturing of lithium batteries
Cathode	34,228,998	82,483,022
Precursor	5,796,808	6,723,895
	40,025,806	89,206,917
Total consolidated revenue	$176,614,609	$195,189,306

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	Year ended December 31, 2024	Year ended December 31, 2025
Mainland China	$98,925,752	$147,280,627
Europe	65,746,989	7,526,077
India	8,051,905	16,551,510
Africa	-	17,037,599
Others	3,889,963	6,793,493
Total	$176,614,609	$195,189,306

Substantially all of the Company’s long-lived assets are located in the PRC.

31.	Restricted Net Assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s subsidiaries.

In accordance with the PRC Regulations on Enterprises with Foreign Investment, a foreign invested enterprise established in the PRC is required to provide certain statutory reserve funds, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profits as reported in the enterprise’s PRC statutory financial statements. A foreign invested enterprise is required to allocate at least 10% of its annual after-tax profits to the general reserve fund until such reserve fund has reached 50% of its registered capital based on the enterprise’s PRC statutory financial statements. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserved funds can only be used for specific purposes and are not distributable as cash dividends.

Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide statutory surplus fund at least 10% of its annual after-tax profits until such statutory surplus fund has reached 50% of its registered capital based on the enterprise’s PRC statutory financial statements. A domestic enterprise is also required to provide discretionary surplus fund, at the discretion of the board of directors, from the net profits reported in the enterprise’s PRC statutory financial statements. The aforementioned reserve funds can only be used for specific purposes and are not distributable as cash dividends.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax profits to be set aside prior to payment of dividends as general reserve fund or statutory surplus fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. The balance of statutory reserves were $1,230,511 and 3,042,602 as of December 31, 2024 and 2025, respectively.

Amounts restricted include paid-in capital, additional paid-in capital and statutory reserve funds, less accumulated deficit, totaling approximately $339,900,456 and $349,527,050 as of December 31, 2024 and 2025, respectively. Therefore, in accordance with Securities and Exchange Commission Regulation S-X Rules 4-08 (e) (3), the condensed parent company only financial statements as of December 31, 2024 and 2025 and for the years ended December 31, 2024 and 2025 are disclosed in Note 32.

32.	Parent Company Only Condensed Financial Information

Schedule I of Article 504 of Regulation SX requires the condensed financial information of the registrant (Parent Company) to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. The Company performed a test on the restricted net assets of its consolidated subsidiaries in accordance with Regulation S-X Rule 4-08 (e )(3), General Notes to Financial Statements and concluded that it was applicable for the Company to disclose the financial information for the Company only. For purposes of this test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

The subsidiaries did not pay any dividend to CBAK for the years ended December 31, 2024 and 2025. Certain information and disclosures generally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed and omitted. The disclosures contain supplemental information relating to the operations of CBAK, as such, these statements are not the general-purpose financial statements of the reporting entity and should be read in conjunction with the notes to the consolidated financial statements of CBAK. CBAK did not have significant capital and other commitments, or guarantees as of December 31, 2024 and 2025.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

For the years ended December 31, 2024 and 2025

(Unaudited)

	Year ended December 31, 2024	Year ended December 31, 2025
REVENUE, net	$-	$-

OPERATING EXPENSES:
Salaries and consulting expenses	522,236	225,644
General and administrative	1,076,909	1,375,705

Total operating expenses	(1,599,145)	(1,601,349)

LOSS FROM OPERATIONS	(1,599,145)	(1,601,349)

LOSS ATTRIBUTABLE TO PARENT COMPANY	(1,599,145)	(1,601,349)

EQUITY IN (LOSS) INCOME OF SUBSIDIARIES	13,389,177	(7,776,770)

NET INCOME (LOSS) ATTRIBUTABLE TO SHAREHOLDERS	$11,790,032	$(9,378,119)

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY BALANCE SHEETS

As of December 31, 2024 and 2025

(Unaudited)

	December 31, 2024	December 31, 2025
ASSETS

Interests in subsidiaries	$123,176,663	$114,163,707
Cash and cash equivalents	30,956	54,458
Total assets	$123,207,619	$114,218,165

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses and other payables	1,534,576	1,540,092
Total current liabilities	1,534,576	1,540,092

SHAREHOLDERS’ EQUITY	121,673,043	112,678,073
Total liabilities and shareholders’ equity	$123,207,619	$114,218,165

CBAK ENERGY TECHNOLOGY, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024 and 2025

(Unaudited)

	Year ended December 31, 2024	Year ended December 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,790,032	$(9,378,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity (income) loss of subsidiaries	(13,389,177)	7,776,770
Share based compensation	376,648	76,804
Change in operating assets and liabilities
Accrued expenses and other payable	(52,169)	5,516
Net cash used in operating activities	(1,274,666)	(1,519,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest in subsidiaries	1,278,700	3,042,762
Net cash provided by investing activities	1,278,700	3,042,762

CASH FLOWS FROM FINNCING ACTIVITIES:
Repurchase of common stock	-	(1,500,231)
Net cash used in investing activities	-	(1,500,231)

CHANGE IN CASH AND CASH EQUIVALENTS	4,034	23,502

CASH AND CASH EQUIVALENTS, beginning of year	26,922	30,956

CASH AND CASH EQUIVALENTS, end of year	$30,956	$54,458

The condensed parent company financial statements have been prepared using the equity method to account for its subsidiaries. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

33.	Subsequent events

The Company has evaluated subsequent events from December 31, 2025 to the date of the financial statements were issued and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2025 were not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

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

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

ARK Pro CPA & Co, our independent registered public accounting firm has issued an attestation report regarding the effectiveness of our internal controls over financial reporting which is included under Item 8 above.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2025, but was not reported.

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Gender	Position
Zhiguang Hu	43	Male	President and Chief Executive Officer
Jiewei Li	35	Male	Director, Chief Financial Officer and Secretary
Xiangyu Pei	35	Female	Director
Martha C. Agee	70	Female	Independent Director
J. Simon Xue	71	Male	Independent Director
Jianjun He	53	Male	Independent Director

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

Jiewei Li has served as our Chief Financial Officer and Secretary of the Company since August 2023, and as our director since May 2025. Mr. Li has also been the Company’s investor relations manager since 2021. Prior to joining the Company, from 2018 to 2021, Mr. Li had worked at multiple fund management companies in China where he focused on structuring various investment products. Before that, from 2014 to 2018, he had worked for several renowned American real estate developers in their fund management departments, responsible for capital market affairs. Mr. Li received a Master’s Degree in Political and Public Administration from the Chinese University of Hong Kong in 2014.

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

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities. The Company’s services are performed in various countries and in significant areas of future growth located outside of the United States. Accordingly, the Board believes that international experience or specific knowledge of key geographic growth areas and diversity of professional experiences should be represented on the Board. In addition, the Company’s business is multifaceted and involves complex financial transactions. Therefore, the Board believes that the Board should include some Directors with a high level of financial literacy and some Directors who possess relevant business and leadership experience. Our business involves complex technologies in a highly specialized industry. Therefore, the Board believes that extensive knowledge of the Company’s business and industry should be represented on the Board.

Summary of Qualifications of Directors

Set forth below is a narrative disclosure that summarizes some of the specific qualifications, attributes, skills and experiences of our directors. For more detailed information, please refer to the biographical information for each director set forth above.

Mr. Li, has extensive experience in capital markets, fund management, and investment product structuring across both U.S. and Chinese markets, combined with his deep institutional knowledge gained through serving in multiple senior roles at the Company.

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

Board Composition and Committees

Our Board of Directors is comprised of Jiewei Li, Xiangyu Pei, Martha C. Agee, J. Simon Xue and Jianjun He.

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

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. A copy of the Code of Business Conduct and Ethics has been filed as Exhibit 14.1 to our Quarterly Report on Form 10-Q filed on August 22, 2006 and is hereby incorporated by reference into this annual report. The Code of Business Conduct and Ethics is also available on our website at www.cbak.com.cn. During the fiscal year ended December 31, 2025, there were no amendments to or waivers of our Code of Business Ethics and Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on our Internet website at www.cbak.com.cn or via a current report on Form 8-K.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our Common Stock must report their initial ownership of the Common Stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2025, except one Form 4, covering one transaction, was filed late by Yunfei Li; and one Form 3, covering one transaction, was filed late by Gimli Group Ltd.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers for services rendered in all capacities during the noted periods. No other executive officers received total compensation in excess of $100,000 during the fiscal year ended December 31, 2025.

			Stock	Option
		Salary	Awards	Awards	Total
Name and Principal Position	Year	($)(1)	($)	($)(2)(3)	($)
Zhiguang Hu	2025	116,856	-	14,670	131,526
Chief Executive Officer(4)	2024	121,387	-	11,294	132,681

Jiewei Li	2025	83,469	-	9,780	93,249
Chief Financial Officer, Director and Secretary(5)	2024	91,047	-	7,529	98,576

Xiangyu Pei	2025	83,469	-	48,900	132,369
Director and Former Interim Chief Financial Officer(6)	2024	100,587	-	37,645	138,232

(1)	The amounts reported in this table have been converted from RMB to U.S. dollars based on the average conversion rate between the U.S. dollar and RMB for the applicable fiscal year, or $1.00 to RMB7.1883 (fiscal year 2025 exchange rate) and $1.00 to RMB7.1913 (fiscal year 2024 exchange rate).

(2)	The value of performance-vesting stock options is computed assuming achievement of performance goals based on probable outcomes of such performance goals under ASC Topic 718. Amount shown does not reflect compensation actually received or that may be realized in the future by the recipients. In accordance with SEC regulations, such amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock and option awards made in the referenced fiscal year. This performance-based option award is subject to performance and service-vesting requirements. See Note 26. “Share-Based Compensation” of the Notes to Consolidated Financial Statements in this annual report for information, including assumptions made, regarding the valuation of equity awards.

(3)	On November 29, 2021, the Company granted (i) Mr. Jiewei Li performance-based options to purchase a total of 20,000 shares of common stock, and (ii) Ms. Xiangyu Pei performance-based options to purchase a total of 150,000 shares of common stock, under the Company’s 2015 Equity Incentive Plan, with an exercise price of $1.96 per share.

(4)

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted 15,000 RSUs to Mr. Zhiguang Hu. Each RSU represents a contingent right to receive one share of common stock. The RSUs vested in two equal installments on June 30 and December 31, 2023, respectively.

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted Mr. Zhiguang Hu an option to purchase 30,000 shares of common stock. The option vest in four equal installments semi-annually with the first installment vesting on June 30, 2024, the second installment vesting on December 31, 2024, the third installment vesting on June 30, 2025 and the fourth installment vesting on December 31, 2025.

62

(5)

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted 10,000 RSUs to Mr. Jiewei Li. Each RSU represents a contingent right to receive one share of common stock. The RSUs vested in two equal installments on June 30 and December 31, 2023, respectively.

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted Mr. Jiewei Li an option to purchase 20,000 shares of common stock. The option vest in four equal installments semi-annually with the first installment vesting on June 30, 2024, the second installment vesting on December 31, 2024, the third installment vesting on June 30, 2025 and the fourth installment vesting on December 31, 2025.

(6)

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted 50,000 RSUs to Ms. Pei. Each RSU represents a contingent right to receive one share of common stock. The RSUs vested in two equal installments on June 30 and December 31, 2023, respectively.

On April 11, 2023, pursuant to the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan, the Company granted Ms. Pei an option to purchase 100,000 shares of common stock. The option vest in four equal installments semi-annually with the first installment vesting on June 30, 2024, the second installment vesting on December 31, 2024, the third installment vesting on June 30, 2025 and the fourth installment vesting on December 31, 2025.

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

Outstanding Equity Awards at Fiscal Year-End 2025

The following table sets forth the equity awards outstanding at December 31, 2025 for each of our named executive officers. As of December 31, 2025, there were no outstanding stock awards for named executive officers.

		Option Awards
				Equity
				incentive
				plan
				awards:
				Number of
		Number of	Number of	securities
		securities	securities	underlying
		underlying	underlying	unexercised	Option
		unexercised	unexercised	unearned	exercise	Option
		options (#)	options (#)	options	price	expiration
Name	Grant Date	exercisable	unexercisable	(#)	($)	date
Zhiguang Hu,	4/11/2023	15,000	-	15,000	0.978	06/22/2029
Chief Executive Officer

Jiewei Li,	11/29/2021	4,000	-	8,000	1.96	09/26/2027
Chief Financial Officer and Director	4/11/2023	10,000	-	10,000	0.978	06/22/2029

Xiangyu Pei,
Director and Former Interim	11/29/2021	30,000	-	60,000	1.96	09/26/2027
Chief Financial officer	4/11/2023	50,000	-	50,000	0.978	06/22/2029

Compensation of Directors

On April 11, 2023, pursuant to the 2015 Plan, each of our independent directors was granted 10,000 restricted share units, or RSUs, of the Company’s common stock, which vested in two equal installments on June 30 and December 31, 2023, respectively. On the same date, each of our independent directors was granted an option to purchase 20,000 shares of common stock, which vest in four equal installments semi-annually with the first installment vesting on June 30, 2024, the second installment vesting on December 31, 2024, the third installment vesting on June 30, 2025 and the fourth installment vesting on December 31, 2025.

The following table sets forth the total compensation earned by our non-employee directors during our fiscal year ended December 31, 2025:

	Fees
	Earned or
	Paid in	Option
	Cash	Awards	Total
Name	($)	($)	($)
J. Simon Xue	20,000	9,780	29,780
Martha C. Agee	20,000	9,780	29,780
Jianjun He	20,000	9,780	29,780

We do not maintain a medical, dental or retirement benefits plan for the directors.

Except as otherwise disclosed, we have not compensated, and will not compensate our non-independent directors for serving as our directors, although they are entitled to reimbursements for reasonable expenses incurred in connection with attending our board meetings.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of the Company’s common stock as of the close of business on March 25, 2026  (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our named executive officers and directors as a group:

	Amount and Nature of Beneficial Ownership (1)
Names of Management and Names of Certain Beneficial Owners (1)	Number (2)	Percent (3)
Officers and Directors
Zhiguang Hu (4)	63,638	*	%
J. Simon Xue (5)	60,000	*	%
Martha C. Agee (5)	80,000	*	%
Jianjun He (5)	80,000	*	%
Xiangyu Pei (6)	417,983	*	%
Jiewei Li (7)	34,000	*	%
All executive officers and directors as a group (6 persons)	735,621	*	%

Principal Stockholders
Gimli Group Limited (8)	10,413,371	11.75%

*	Denotes less than 1% of the outstanding shares of common stock.

(1)	The number of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of the Reference Date, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

(2)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(3)	A total of 88,645,836 shares of common stock are considered to be outstanding on the Reference Date. For each beneficial owner above, any Presently Exercisable securities of such beneficial owner have been included in the denominator, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

(4)	On April 11, 2023, pursuant to the 2015 plan, the Company granted Mr. Zhiguang Hu an aggregate of 15,000 restricted share units of the Company’s common stock. The share units vest in two equal installments on June 30 and December 31, 2023, respectively.

Includes a total of 30,000 outstanding options. On April 11, 2023, pursuant to the 2015 plan, the Company granted Mr. Zhiguang Hu an aggregate of 30,000 options to purchase common stock. The options vest in four equal installments semi-annually with the first installment (7,500) vesting on June 30, 2024, the second installment (7,500) vesting on December 31, 2024, the third installment (7,500) vesting on June 30, 2025 and the fourth installment (7,500) vesting on December 31, 2025.

(5)	On April 11, 2023, pursuant to the 2015 Plan, each of our independent directors was granted 10,000 restricted share units, or RSUs, of the Company’s common stock, which vested in two equal installments on June 30 and December 31, 2023, respectively. On the same date, each of our independent directors was granted an option to purchase 20,000 shares of common stock, which vest in four equal installments semi-annually with the first installment (5,000) vesting on June 30, 2024, the second installment (5,000) vesting on December 31, 2024, the third installment (5,000) vesting on June 30, 2025 and the fourth installment (5,000) vesting on December 31, 2025.

(6)

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

Includes a total of 130,000 outstanding options, comprised of:

●	On November 29, 2021, pursuant to the 2015 Plan, the Company granted Ms. Pei an aggregate of 150,000 performance-based stock options to purchase the Company’s common stock. Subject to continued service and attainment of the performance goals relating to the Company’s operating results for each of the fiscal years ending December 31, 2021, 2022, 2023, 2024 and 2025, the options will vest semi-annually in 10 equal installments over a 5-year period with the first vesting on May 30, 2022. The options will expire on the 70-month anniversary of the grant date. The performance goals for 2021 were met, resulting in vesting of 15,000 options on May 30 and November 30, 2022, respectively. However, the performance criteria for 2022, 2023, 2024 and 2025 were not met, and thus, no additional portion of the option was vested; and

●	Also, on April 11, 2023, pursuant to the 2015 plan, the Company granted Ms. Xiangyu Pei an aggregate of 100,000 options to purchase common stock. The options vest in four equal installments semi-annually with the first installment (25,000) vesting on June 30, 2024, the second installment (25,000) vesting on December 31, 2024, the third installment (25,000) vesting on June 30, 2025 and the fourth installment (25,000) vesting on December 31, 2025.

(7)

On April 11, 2023, pursuant to the 2015 plan, the Company granted Mr. Jiewei Li an aggregate of 10,000 restricted share units of the Company’s common stock. The share units vest in two equal installments on June 30 and December 31, 2023, respectively.

Includes a total of 24,000 outstanding options, comprised of:

●	On November 29, 2021, Mr. Jiewei Li was granted an option to purchase 20,000 shares of common stock. The option vests in 10 equal semi-annual installments based on the Company’s satisfaction of certain performance criteria for each of the fiscal year ending December 31, 2021, 2022, 2023, 2024 and 2025. The performance criteria for 2021 were met, resulting in vesting of 2,000 options on each of May 30, 2022 and November 30, 2022. The performance criteria for 2022, 2023, 2024 and 2025 were not met, and thus, no additional portion of the option was vested; and

●	On April 11, 2023, pursuant to the 2015 plan, the Company granted Mr. Jiewei Li an aggregate of 20,000 options to purchase common stock. The options vest in four equal installments semi-annually with the first installment (5,000) vesting on June 30, 2024, the second installment (5,000) vesting on December 31, 2024, the third installment (5,000) vesting on June 30, 2025 and the fourth installment (5,000) vesting on December 31, 2025.

(8)	On December 3, 2025, Gimli Group Limited received 10,413,371 shares of common stock of the Company from Mr. Yunfei Li. Pursuant to the associated stock transfer agreement, the transfer was effected without consideration. The registered address of Gimli Group Limited is ICS Corporate Services (BVI) Limited, Sea Meadow House, P.O. Box 116, Road Town, Tortola, British Virgin Islands. Ms. Xiuzhu Li is the sole director of Gimli Group Limited, and has voting and dispositive power over the securities held by it.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

2015 Equity Incentive Plan (the “2015 Plan”)

The 2015 Plan had expired as of December 31, 2025.

The following table sets forth certain information about the securities authorized for issuance under the 2015 Plan as of December 31, 2025. Options exercisable for all of the securities shown in column (a) below were granted under our 2015 Plan. No awards were granted under the Company’s 2023 Equity Incentive Plan as of December 31, 2025.

Number of
securities
remaining
	Number of		available for
	securities to		future
	be issued upon	Weighted- average	issuance under equity
	exercise of	exercise price	compensation
	outstanding options,	of outstanding options,	plans (excluding
	warrants	warrants	securities
	and rights	and rights	reflected in
	(a)	(b)	column

Equity compensation plans approved by security holders	2,066,458	$1.24	2,552,415

Equity compensation plans not approved by security holders	-	-	-

Total	2,066,458	$1.24	2,552,415

(a)	Amounts include 80,000 outstanding options.

(b)	The weighted-average exercise price is calculated based solely on the exercise price of the outstanding options and does not reflect shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following is a summary of reportable transactions in which we were or are to be a participant, and in which any related person had or will have a direct or indirect material interest (other than compensation described under the section “Executive Compensation”).

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of company’s subsidiary
Shenzhen Bak New Material Technology Co., Ltd	Note a
Zhengzhou BAK Battery Co., Ltd (“Zhenghzhou BAK”)	Note b
Shenzhen BAK Battery Co., Ltd (“SZ BAK”)	Former subsidiary and refer to Note c, d
Shenzhen BAK Power Battery Co., Ltd (“BAK SZ”)	Former subsidiary and refer to Note c, d
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”)	Note e
Fuzhou BAK Battery Co., Ltd (“Fuzhou Bak”)	Note d, f
Zhengzhou BAK Electronics Co., Ltd	Note d, g
Zhengzhou BAK New Energy Vehicle Co., Ltd	Note h
Shenzhen BAK Medical Technology Co., Ltd (“SZ BAK Medical”)	Note d, i

(a)	Ms. Xiuzhu Li, one of the major shareholder of CBAK effective from December 3, 2025, is the major shareholder of Shenzhen BAK New Material Technology Co., Ltd, holding 46.32% equity interest.

(b)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK and Zhengzhou BAK is a wholly owned subsidiary of BAK SZ.

(c)	Mr. Xiangqian Li, the Company’s former CEO, is a director of SZ BAK and BAK SZ. SZ BAK and BAK SZ were the former subsidiaries of the Company.

(d)	An immediate family member of Ms. Xiuzhu Li has major interests in serval entities set forth in the above table.

(e)	Hitrans has 26% equity interest in Zhejiang Shengyang.

(f)	Zhengzhou BAK has 51% equity interest in Fuzhou BAK.

(g)	BAK SZ has 100% equity interests in Zhengzhou BAK Electronics Co., Ltd.

(h)	SZ BAK was the former shareholder of Zhengzhou BAK New Energy Vehicle Co., Ltd to April 10, 2023.

(i)	SZ BAK Medical is a wholly owned subsidiary of SZ BAK.

Related party transactions

The Company entered into the following significant related party transactions:

	For the year ended December 31, 2024	For the year ended December 31, 2025
Purchase of batteries from Zhengzhou BAK	$7,049,867	$6,628,052
Purchase of batteries from Fuzhou BAK	69,133	302,809
Purchase of materials from Zhejiang Shengyang	4,352,197	5,452,798
Sub-contracting services provided by Fuzhou BAK	-	1,783,617
Purchase of materials from Shenzhen BAK New Material Technology Co., Ltd	-	798,972
Purchase of materials from SZ BAK Medical	-	370,224
Purchase of materials from Zhejiang Shengyang in relation to non-operating agency-based service	1,794,581	-
Sales of cathode raw materials to Zhengzhou BAK	18,661,537	15,196,930
Sales of cathode raw materials to BAK SZ	31,783	11,388
Sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd	388,430	908,156
Sales of cathode raw materials to Zhengzhou BAK in relation to non-operating agency-based service	-	2,248,560
Sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd in relation to non-operating agency-based service	-	134,252
Sales of cathode raw materials to BAK SZ in relation to non-operating agency-based service	-	4,805
Sales of batteries to Fuzhou BAK	76,090	-
Sales of batteries to Zhengzhou BAK	12,232	1,933

Related party balances

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2024 and 2025:

Receivables from former subsidiary

	December 31, 2024	December 31, 2025
Receivables from BAK SZ	$12,399	$4,389

Balance as of December 31, 2024 and 2025 represented trade receivable for sales of cathode raw materials to BAK SZ.

Other balances due from/ (to) related parties

	December 31, 2024	December 31, 2025
Trade receivable, net – Zhengzhou BAK (i)	$5,970,184	$4,836,152
Trade receivable, net – Zhengzhou BAK Electronics Co., Ltd. (i)	$135,012	$237,446
Bills receivable – Issued by Zhengzhou BAK Battery Co., Ltd (ii)	$459,905	$-
Prepayment to supplier – Zhengzhou BAK (iii)	$3,738,228	$-
Prepayment to supplier – Zhengzhou BAK New Energy Vehicle Co., Ltd (iv)	$205,496	$-
Trade payable, net – Zhengzhou BAK (v)	$66,084	$4,453,603
Trade payable, net – Zhejiang Shengyang (vi)	$1,486,765	$1,136,860
Trade payable, net - Shenzhen BAK New Material Technology Co., Ltd (vi)	$147,210	$164,887
Trade payable, net – SZ BAK Medical (vi)	$-	$428,572
Payable for non-operating agency-based service – Zhejiang Shengyang (vii)	$1,338,794	$-
Deposit paid for acquisition of long-term investments – BAK SZ	$15,864,318	$16,503,014
Dividend payable to non-controlling interest of Hitrans	$1,221,915	$1,271,109

(i)	Representing trade receivable from sales of cathode raw materials.

(ii)	Representing bills receivable issued by Zhengzhou BAK as of December 31, 2024 were pledged to bank as security for issuance of bills payable.

(iii)	Representing the prepayments to Zhengzhou BAK for purchase of batteries.

(iv)	Representing the prepayments for purchase of raw materials for manufacturing. The contract was cancelled on December 10, 2024 and the prepayment was refunded to the Company in March 2025.

(v)	Representing trade payables on purchase of batteries.

(vi)	Representing trade payables on purchase of materials for manufacturing.

(vii)	Representing payables on purchase of materials from Zhejiang Shengyang in relation to non-operating agency-based service.

Payables to a former subsidiary

Payables to a former subsidiary as of December 31, 2024 and 2025 consisted of the following:

	December 31,	December 31,
	2024	2025
Payables to BAK SZ	$(419,849)	$(407,506)

Balance as of December 31, 2024 and 2025 consisted of payables for purchase of inventories.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

J. Simon Xue, Martha C. Agee and Jianjun He each serves on our Board as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rule.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

ARK billed us $479,000 and $615,000 for the fiscal year ended December 31, 2024 and 2025 for professional services rendered for the audit of our annual financial statements, including reviews of the interim financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

The fees for the audit-related services billed and to be billed by ARK for the year ended December 31, 2024 and 2025 amounted to $25,000 and $25,000.

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

(3)	Index to Exhibits

See exhibits listed under Item 15(b) below.

(b)	Exhibits:

Exhibit No.	Description
2.1	Articles of Merger (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8- K filed on January 17, 2017)
3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on December 8, 2006)
3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 19, 2007)
3.3	Certificate of Change Pursuant to NRS 78.209 filed by the Company on October 22, 2012 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 26, 2012)
3.4	Certificate of Amendment to Articles of Incorporation filed by the Company on June 23, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 26, 2015)
3.5	Certificate of Amendment to Articles of Incorporation filed by the Company on December 9, 2021 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 13, 2021)
4.1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act
10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form8-K filed on January 3, 2011)
10.2	CBAK Energy Technology, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix D to the registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2015).
10.3	Form of Restricted Share Units Award Agreement Under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 29, 2019)
10.4	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 6, 2015)
10.5	English translation of Framework Agreement Relating to Dalian CBAK Power Battery Co., Ltd.’s Investment in Zhejiang Meidu Hitrans Lithium Battery Technology Co., Ltd., dated July 20, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.6	CBAK Energy Technology, Inc. 2023 Equity Incentive Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed on October 20, 2023)
10.7	Form of Restricted Share Award Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.8	Form of Restricted Stock Unit Award Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.9	Form of Share Option Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.10	Agreement and Plan of Merger by and between CBAK Energy Technology, Inc. and CBAK Energy Technology Limited, dated September 23, 2025 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on September 24, 2025)

14.1	Code of Business Conduct and Ethics of the registrant (incorporated by reference to Exhibit 14.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)
19	Insider Trading Policy of the registrant (incorporated by reference to Exhibit 19 to the registrant’s Annual Report on Form 10-K filed on March 17, 2025)
21.1	List of subsidiaries of the registrant.
23.1	Consent of ARK Pro CPA & Co
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed on March 15, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

(c) Financial Statement Schedule

See Item 15(a) above.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Zhiguang Hu
Zhiguang Hu
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhiguang Hu	Chief Executive Officer	March 31, 2026
Zhiguang Hu	(Principal Executive Officer)

/s/ Jiewei Li	Chief Financial Officer and Director	March 31, 2026
Jiewei Li	(Principal Financial and Accounting Officer)

/s/ J. Simon Xue	Director	March 31, 2026
J. Simon Xue

/s/ Martha C. Agee	Director	March 31, 2026
Martha C. Agee

/s/ Jianjun He	Director	March 31, 2026
Jianjun He

/s/ Xiangyu Pei	Director	March 31, 2026
Xiangyu Pei

