Form 10-Q
period 2026-03-31
CBAK Energy Technology, Inc.
filed 2026-05-18
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2026 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	88,645,836

CBAK ENERGY TECHNOLOGY, INC.

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2026

CBAK ENERGY TECHNOLOGY, INC.

AND SUBSIDIARIES

CBAK Energy Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of December 31, 2025 and March 31, 2026

(Unaudited)

(In US$ except for number of shares)

	Note	December 31, 2025	March 31, 2026
Assets
Current assets
Cash and cash equivalents		$8,301,149	$9,338,921
Pledged deposits	2	67,376,113	89,257,922
Trade and bills receivable, net	3	38,405,398	46,499,152
Inventories	4	50,602,287	75,673,735
Prepayments and other receivables	5	15,170,915	16,863,416
Receivables from former subsidiary	16	4,389	2,459
Income tax recoverable		778,460	790,171
Total current assets		180,638,711	238,425,776

Property, plant and equipment, net	6	179,058,801	188,221,344
Construction in progress	7	32,046,421	29,689,789
Long-term investments, net	8	2,485,580	2,522,973
Prepaid land use rights	9	12,308,864	12,405,935
Intangible assets, net	10	71,654	68,309
Deposit paid for acquisition of long-term investments	12	16,503,014	16,751,291
Operating lease right-of-use assets, net		3,068,591	2,920,127
Total assets		$426,181,636	$491,005,544

Liabilities
Current liabilities
Trade and bills payable	13	$153,345,745	$203,021,449
Short-term bank borrowings	14	28,532,938	37,386,698
Other short-term loans	14	337,156	337,715
Accrued expenses and other payables	15	113,651,948	122,673,008
Payable to a former subsidiary, net	16	407,506	402,708
Deferred government grants, current	17	578,606	587,312
Product warranty provisions	18	339,136	482,978
Operating lease liability, current	9	1,347,803	1,178,848
Finance lease liability, current	9	1,307,170	2,124,717
Income tax payable		-	7,427
Total current liabilities		299,848,008	368,202,860

Long-term bank borrowings	14	4,118,628	7,652,360
Deferred government grants, non-current	17	10,195,428	10,201,984
Product warranty provisions	18	446,553	413,301
Operating lease liability, non-current	9	2,093,428	2,228,986
Finance lease liability, non-current	9	-	97,281
Total liabilities		316,702,045	388,796,772

Commitments and contingencies	26

Shareholders’ equity
Common stock $0.001 par value; 500,000,000 authorized; 88,645,836 issued and outstanding as of December 31, 2025 and March 31, 2026		88,646	88,646
Donated shares		7,955,358	7,955,358
Additional paid-in capital		248,500,176	248,500,619
Statutory reserves	21	3,042,602	3,042,602
Accumulated deficit		(133,795,940)	(143,083,312)
Accumulated other comprehensive loss		(13,112,769)	(11,342,954)
Total shareholders’ equity		112,678,073	105,160,959
Non-controlling interests		(3,198,482)	(2,952,187)
Total equity		109,479,591	102,208,772

Total liabilities and shareholder’s equity		$426,181,636	$491,005,544

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended March 31, 2025 and 2026

(Unaudited)

(In US$ except for number of shares)

		Three months ended March 31,
	Note	2025	2026
Net revenues	28	$34,938,901	$69,617,992
Cost of revenues		(30,137,167)	(68,578,124)
Gross profit		4,801,734	1,039,868
Operating expenses:
Research and development expenses		(3,023,961)	(4,219,925)
Sales and marketing expenses		(896,050)	(1,998,104)
General and administrative expenses		(3,804,137)	(4,510,224)
Allowance of credit losses and bad debts written off		58,395	(12,198)
Total operating expenses		(7,665,753)	(10,740,451)
Operating loss		(2,864,019)	(9,700,583)
Finance income (expenses), net		45,120	(416,095)
Other income, net		712,792	2,068,069
Share of (loss) income of equity investee		55,125	-
Loss on derivatives instruments		-	(906,255)
Loss before income tax		(2,050,982)	(8,954,864)
Income tax expenses	20	-	(7,426)
Net loss		(2,050,982)	(8,962,290)
Less: Net loss (income) attributable to non-controlling interests		471,748	(325,082)
Net loss attributable to shareholders of CBAK Energy Technology, Inc.		$(1,579,234)	$(9,287,372)

Net loss		(2,050,982)	(8,962,290)
Other comprehensive loss
– Foreign currency translation adjustment		699,844	1,691,028
Comprehensive loss		(1,351,138)	(7,271,262)
Less: Comprehensive loss (income) attributable to non-controlling interests		442,816	(246,295)
Comprehensive loss attributable to CBAK Energy Technology, Inc.		$(908,322)	$(7,517,557)

Income (loss) per share	25
– Basic		$(0.02)	$(0.10)
– Diluted		$(0.02)	$(0.10)

Weighted average number of shares of common stock:	25
– Basic		89,938,690	89,247,119
– Diluted		89,938,690	89,247,119

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2025 and 2026

(Unaudited)

(In US$ except for number of shares)

	Common stock issued			Additional	Statutory		Accumulated other	Non-	Treasury shares		Total
	Number		Donated	paid-in	reserves	Accumulated	comprehensive	controlling	Number		shareholders’
	of shares	Amount	shares	capital	(Note 21)	deficit	Income (loss)	interests	of shares	Amount	equity
Balance as of January 1, 2025	90,083,396	$90,083	$14,101,689	$247,842,445	$1,230,511	$(122,605,730)	$(14,919,345)	$(1,605,878)	(144,206)	$(4,066,610)	$120,067,165

Net loss	-	-	-	-	-	(1,579,234)	-	(471,748)	-	-	(2,050,982)

Exercise of stock options	472	-	-	-	-	-	-	-	-	-	-

Share-based compensation for employee and director stock awards	-	-	-	27,066	-	-	-	-	-	-	27,066

Appropriation to statutory reserves	-	-	-	-	1,812,091	(1,812,091)	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	670,911	28,933			699,844

Balance as of March 31, 2025	90,083,868	$90,083	$14,101,689	$247,869,511	$3,042,602	$(125,997,055)	$(14,248,434)	$(2,048,693)	(144,206)	$(4,066,610)	$118,743,093

Balance as of January 1, 2026	88,645,836	88,646	7,955,358	248,500,176	3,042,602	(133,795,940)	(13,112,769)	(3,198,482)	-	-	109,479,591

Net income (loss)	-	-	-	-	-	(9,287,372)	-	325,082	-	-	(8,962,290)

Share-based compensation for employee and director stock awards	-	-	-	443	-	-	-	-	-	-	443

Foreign currency translation adjustment	-	-	-	-	-	-	1,769,815	(78,787)	-	-	1,691,028

Balance as of March 31, 2026	88,645,836	$88,646	$7,955,358	$248,500,619	$3,042,602	$(143,083,312)	$(11,342,954)	$(2,952,187)	-	$-	$102,208,772

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Condensed consolidated statements of cash flows

For the three months ended March 31, 2025 and 2026

(Unaudited)

(In US$)

	Three months ended March 31,
	2025	2026
Cash flows from operating activities
Net loss	$(2,050,982)	$(8,962,290)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,123,633	3,426,644
Allowance for credit losses	(58,395)	48,817
Write-down of inventories	934,424	2,592,622
Share-based compensation	27,066	443
Share of (income) of an equity investee	(55,125)	-
Amortization of operating lease right-of-use assets	292,950	254,310
Change in fair value of financial derivatives	-	1,128,941
Loss on disposal of property, plant and equipment	-	205,945
Changes in operating assets and liabilities:
Trade and bills receivable	(7,717,786)	(7,550,444)
Inventories	(8,748,990	(26,753,382)
Prepayments and other receivables	1,987,955	(1,043,933)
Trade and bills payable	8,206,996	47,272,981
Accrued expenses and other payables and product warranty provisions	(4,441,468)	11,807,100
Lease liabilities	(124,846)	(145,066)
Trade receivable from and payables to a former subsidiary	3,447	1,992
Net cash (used in) provided by operating activities	(9,621,121)	22,284,680

Cash flows from investing activities
Purchases of property, plant and equipment and construction in progress	(12,689,383)	(11,784,371)
Government subsidy	2,786,615	-
Net cash used in investing activities	(9,902,768)	(11,784,371)

Cash flows from financing activities
Proceeds from bank borrowings	24,337,737	23,251,835
Repayment of bank borrowings	(17,143,957)	(11,379,607)
Principal payments on finance leases	-	(558,210)
Placement of term deposits	(1,268,009)	-
Net cash provided by financing activities	5,925,771	11,314,018

Effect of exchange rate changes on cash and cash equivalents and restricted cash	346,819	1,105,254
Net (decrease) increase in cash and cash equivalents and restricted cash	(13,251,299)	22,919,581
Cash and cash equivalents and restricted cash at the beginning of period	60,786,002	75,677,262
Cash and cash equivalents and restricted cash at the end of period	$47,534,703	$98,596,843
Supplemental non-cash investing and financing activities:
Transfer of construction in progress to property, plant and equipment	$461,234	$11,575,706

Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$155,212	$252,420

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries

Notes to the condensed consolidated financial statements

For the three months ended March 31, 2025 and 2026

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

As of March 31, 2026, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On August 14, 2013, Dalian BAK Trading Co., Ltd was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $500,000. Pursuant to CBAK Trading’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Trading on or before August 14, 2015. On March 7, 2017, the name of Dalian BAK Trading Co., Ltd was changed to Dalian CBAK Trading Co., Ltd (“CBAK Trading”). On August 5, 2019, CBAK Trading’s registered capital was increased to $5,000,000. Pursuant to CBAK Trading’s amendment articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Trading on or before August 1, 2033. On December 12, 2023, CBAK Trading changed its name to Dalian CBAK New Energy Co., Ltd (“CBAK New Energy”). The Company has contributed $2,435,000 to CBAK New Energy in cash as of March 31, 2026. CBAK New Energy principally engaged in investment holding.

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

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest was held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association, each shareholder is entitled to the right of the profit distribution or responsible for the loss according to its proportion to the capital contribution. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB9.0 million (approximately $1.3 million), and the other shareholders have contributed RMB1.0 million (approximately $0.1 million) to CBAK Suzhou through injection of a series of cash. In April 14, 2023, CBAK Power and Nanjing BFD Energy Technology Co., Ltd (“Nanjing BFD”) entered into shares transfer agreement to transfer the 90% shares of CBAK Suzhou owned by CBAK Power to Nanjing BFD, no gain or loss was incurred for the transfer. CBAK Suzhou is dormant as of March 31, 2026 and under the dissolve process.

On November 21, 2019, Dalian CBAK Energy Technology Co., Ltd (“CBAK Energy”) was established as a wholly owned subsidiary of BAK Asia with a registered capital of $50,000,000. Pursuant to CBAK Energy’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Energy on or before November 20, 2022, the Company has extended the paid up time to January 31, 2054. The Company has contributed $23,519,880 to CBAK Energy as of March 31, 2026. CBAK Energy is dormant as of the date of the report.

On July 14, 2020, the Company acquired BAK Asia Investments Limited (“BAK Investments”), a company incorporated under Hong Kong laws, from Mr. Xiangqian Li, the Company’s former CEO, for a cash consideration of HK$1.00. BAK Asia Investments Limited is a holding company without any other business operations. BAK Investments principally engaged in investment holding.

On July 31, 2020, BAK Investments formed a wholly owned subsidiary CBAK New Energy (Nanjing) Co., Ltd. (“CBAK Nanjing”) in China with a registered capital of $100 million. Pursuant to CBAK Nanjing’s articles of association and relevant PRC regulations, BAK Investments was required to contribute the capital to CBAK Nanjing on or before July 29, 2040. The Company has contributed $55,289,915 to CBAK Nanjing as of March 31, 2026. CBAK Nanjing principally engaged in investment holding.

On August 6, 2020, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) was established as a wholly owned subsidiary of CBAK Nanjing with a registered capital of RMB700 million (approximately $101.3 million). Pursuant to Nanjing CBAK’s articles of association and relevant PRC regulations, CBAK Nanjing was required to contribute the capital to Nanjing CBAK on or before August 5, 2040. The Company has contributed RMB352.5 million (approximately $51.0 million) to Nanjing CBAK as of March 31, 2026. Nanjing CBAK principally engaged in development and manufacture of larger-sized cylindrical lithium batteries.

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

On July 8, 2022, Hitrans held its second shareholder meeting in 2022 to pass a resolution to increase the registered capital of Hitrans from RMB40 million to RMB44 million (approximately $6.4 million) and to accept an investment of RMB22 million (approximately $3.2 million) from Shaoxing Haiji Enterprise Management & Consulting Partnership (“Shaoxing Haiji”) and an investment of RMB18 million (approximately $2.6 million) from Mr. Haijun Wu (collectively “Management Shareholder”). Under the resolution, 10% of the investment injection (RMB4 million or $0.6 million) will be contributed towards Hitrans’s registered capital and the remaining 90% (RMB36 million or $5.2 million) will be treated as additional paid-in capital contribution of Hitrans. 25% of the investments from the Management Shareholder were required to be in place before August 15, 2022, 25% of the investments were required to be in place before December 31, 2022 and the 50% balance (RMB20 million) were required to be received June 30, 2024. As of December 31, 2025 and March 31, 2026, RMB10 million (approximately $1.4 million), representing 25% of the investments were received. Shaoxing Haiji and Mr. Haijun Wu are currently in negotiations with other shareholders of Hitrans to extend the payment due date for the remaining unpaid 25% and 50% of the Management Shareholder Investments to May 31, 2029.

On December 8, 2022, CBAK Power entered into equity interest transfer agreements with five individuals to dispose of an aggregate 6.82% of Hitrans equity interests for a total consideration of RMB30 million (approximately $4.3 million). The transaction was completed on December 30, 2022. CBAK Power’s equity interest in Hitrans was 67.33% (representing 69.12% of paid-up capital) after the disposal.

On March 26, 2024, CBAK New Energy entered into an agreement with CBAK Power to acquire the same 67.33% equity interest in Hitrans. The registration of this equity transfer with the local government was also completed on the same date. As a result of this transaction, CBAK New Energy has become the controlling shareholder of Hitrans, while CBAK Power no longer holds any equity interest in Hitrans.  In November 2025, CBAK New Energy entered into an equity transfer agreement with New Era Group Zhejiang New Energy Materials Co., Ltd to acquire an additional 6.1364% equity interests in Hitrans for a total consideration of RMB21.1 million (approximately $2.9 million). Upon the completion of this transaction and as of March 31, 2026, CBAK New Energy’s equity interests in Hitrans was 73.46% (representing 79.64% of paid-up capital).

On July 28, 2021, Hitrans Holdings, was established as a wholly owned subsidiary of CBAK, under the laws of the Cayman Islands, formerly named as “CBAK Energy Technology, Inc.,” and was renamed as “Hitrans Holdings Co., Ltd.” (“Hitrans Holdings”) on February 29, 2024. Hitrans Holdings does not have any significant operations as of the date of this report.

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

On July 25, 2023, CBAK New Energy (Shangqiu) Co., Ltd (“CBAK Shangqiu”) was established as a wholly owned subsidiary of CBAK Power with a registered capital of RMB50 million (approximately $6.9 million). Pursuant to CBAK Shangqiu’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to Shangqiu on or before July 24, 2043. CBAK Power has contributed RMB18.0 million (approximately $2.6 million) to Shangqiu as of March 31, 2026. CBAK Shangqiu principally engaged in manufacture and sales of lithium-ion batteries.

On February 26, 2024, CBAK Energy Investments Holdings (“CBAK Energy Investments”) was established as a wholly owned subsidiary of CBAK, under the laws of the Cayman Islands. CBAK Energy Investments does not have any significant operations as of the date of this report.

On October 29, 2024, Shenzhen CBAK Sodium Battery New Energy Co., Ltd (“CBAK Shenzhen”) was established as a wholly owned subsidiary of BAK Investments with a registered capital of $2 million. Pursuant to CBAK Shenzhen’s articles of association and relevant PRC regulations, BAK Investments was required to contribute the capital to CBAK Shenzhen on or before October 17, 2029. BAK Investments made nil contribution as of March 31, 2026.

On January 9, 2025, Anhui Yuanchuang New Energy Materials Co., Ltd.(“Yuanchuang”) was established as a wholly owned subsidiary of Hitrans with a registered capital of RMB50 million (approximately $6.8 million). Pursuant to its articles of association and relevant PRC regulations, Hitrans was required to contribute the capital on or before January 2, 2030. Hitrans has made full contribution to Yuanchuang. Yuanchuang is designated to engage in the business of manufacturing and marketing of Nickel Cobalt Manganese (“NCM”) cathode materials for application in NCM lithium-ion batteries.

On April 30, 2025, the Company established a subsidiary in Malaysia, CBAK ENERGY Lithium Battery Malaysia SDN. BHD. (“CBAK Malaysia”). CBAK Malaysia will focus on the manufacturing and sales of cylindrical lithium cells, targeting overseas markets outside of China. CBAK Malaysia does not have operations as of the date of this report.

CBAK Energy C.A. Inc. (“CBAK Energy California”) was incorporated on November 17, 2025 under the laws of the State of California, the United States as a wholly owned subsidiary of CBAK Energy Technology, Inc. CBAK Energy California does not have any significant operations as of the date of this report. CBAK Energy California was set up to develop the United States market.

Shaoxing Hailan New Materials Co., Ltd (“Hailan New Materials”) was established on February 9, 2026 as a wholly owned subsidiary of Hitrans with a registered capital of RMB44 million (approximately $6.4 million). Pursuant to its articles of association and relevant PRC regulations, Hitrans was required to contribute on or before February 8, 2031. Hitrans made nil contribution as of March 31, 2026. Shaoxing Hailan was set up for investment holding (note 30).

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

As of August 31, 2021, the Company had not received any notices from the investors to exercise Series B warrants. As of March 31, 2026, all of the warrants were expired.

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

As of March 31, 2026, the Company had $45.0 million bank loans and approximately $330.8 million of other current liabilities.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency, an accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of March 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan for continuing as a going concern includes improving its profitability and obtaining additional debt financing, loans from existing shareholders for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in the plans described above or in attracting equity or alternative financing on acceptable terms, or at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with batteries development, services contracts and deposits received from customers allocated to the performance obligations that are unsatisfied. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented. The table below presents the activity of the deferred batteries development and sales of batteries revenue during the three months ended March 31, 2025 and 2026, respectively:

	For the three months ended March 31,
	2025	2026
Balance at beginning of year	$4,831,774	$15,841,985
Development fees collected/ deposits received	2,723,692	-
Development and sales of batteries revenue recognized	(1,338,383)	-
Exchange realignment	24,130	226,538
Balance at end of period	$6,241,213	$16,068,523

Recently Adopted Accounting Standards

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326), that provides a practical expedient in developing forecasts as part of estimating expected credit losses. The amendment permits the Company to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual and interim periods beginning after December 15, 2025. Early adoption is permitted and is effective on a prospective basis. The Company adopted ASU2023-09 beginning January 1, 2026. The adoption did not have material impact on the Company’s condensed consolidated financial statement presentations and disclosures.

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

Pledged deposits as of December 31, 2025 and March 31, 2026 consisted of pledged deposits with banks for bills payable (note 13) and collateral for commodity contracts (note 19).

3.	Trade and Bills Receivable, net

Trade and bills receivable as of December 31, 2025 and March 31, 2026:

	December 31,	March 31,
	2025	2026
Trade receivable	$28,884,493	$34,365,447
Less: Allowance for credit losses	(1,062,148)	(1,127,894)
	27,822,345	33,237,553
Bills receivable	10,583,053	13,261,599
	$38,405,398	$46,499,152

Included in trade and bills receivables are retention receivables of $51,392 and $40,694 as of December 31, 2025 and March 31, 2026. Retention receivables are interest-free and recoverable either at the end of the retention period of three to five years since the sales of the EV batteries or 200,000 km since the sales of the motor vehicles (whichever comes first).

An analysis of the allowance for the credit losses are as follows:

Balance as at January 1, 2026	$1,062,148
Current period provision, net	49,665
Foreign exchange adjustment	16,081
Balance as at March 31, 2026	$1,127,894

4.	Inventories

Inventories as of December 31, 2025 and March 31, 2026 consisted of the following:

	December 31,	March 31,
	2025	2026
Raw materials	$11,897,761	$15,364,191
Work in progress	12,055,586	23,410,581
Finished goods	26,648,940	36,898,963
	$50,602,287	$75,673,735

During the three months ended March 31, 2025 and 2026 write-downs of obsolete inventories to lower of cost or net realizable value of $934,424 and $2,592,622, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2025 and March 31, 2026 consisted of the following:

	December 31,	March 31,
	2025	2026
VAT recoverable	$10,495,495	$10,413,659
Prepayments to suppliers	1,873,852	953,557
Deposits	120,779	110,398
Staff advances	191,657	401,856
Prepaid operating expenses	850,680	636,998
Interest receivable	124,101	172,163
Receivables from customers for non-operating agency-based service	1,529,183	3,768,099
Derivatives assets (note 19)	-	416,535
Other receivables	3,439	7,743
	15,189,186	16,881,008
Less: Allowance for credit losses	(18,271)	(17,592)
	$15,170,915	$16,863,416

An analysis of the allowance for credit losses are as follows:

Balance as at January 1, 2026	$18,271
Current period provision, net	(848)
Foreign exchange adjustment	169
Balance as at March 31, 2026	$17,592

6.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2025 and March 31, 2026 consisted of the following:

	December 31, 2025	March 31, 2026
Buildings	$89,341,079	$90,526,337
Leasehold improvements	8,790,749	10,092,972
Machinery and equipment	144,739,898	155,981,969
Office equipment	2,529,257	2,643,593
Motor vehicles	868,261	892,295
	246,269,244	260,137,166
Impairment	(17,375,954)	(17,218,817)
Accumulated depreciation	(49,834,489)	(54,697,005)
Carrying amount	$179,058,801	$188,221,344

During the three months ended March 31, 2025 and 2026, the Company incurred depreciation expense of $2,068,756 and $3,480,831 respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three months ended March 31, 2025 and 2026.

7.	Construction in Progress

Construction in progress as of December 31, 2025 and March 31, 2026 consisted of the following:

	December 31,	March 31,
	2025	2026
Construction in progress	$19,914,272	$14,723,373
Prepayment for acquisition of property, plant and equipment	12,132,149	14,966,416
Carrying amount	$32,046,421	$29,689,789

Construction in progress as of December 31, 2025 and March 31, 2026 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power, Nanjing CBAK, Hitrans and Anhui.

For the three months ended March 31, 2025 and 2026, the Company capitalized interest of $91,289 and nil respectively, to the cost of construction in progress.

8.	Long-term investments, net

Long-term investments as of December 31, 2025 and March 31, 2026, consisted of the following:

	December 31, 2025	March 31, 2026
Investments in equity method investees	$1,839,890	$1,867,569
Investments in non-marketable equity	645,690	655,404
	$2,485,580	$2,522,973

The following is the carrying value of the long-term investments:

	December 31, 2025		March 31, 2026
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Investments in equity method investees
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (a)	$1,839,890	26%	$1,867,569	26%

Investments in non-marketable equity (b)
Hunan DJY Technology Co., Ltd	$645,690		$655,404

(a)	Investments in Zhejiang Shengyang Renewable Resources Technology Co., Ltd.

Balance as of January 1, 2025	$1,625,793
Income from investment	145,097
Foreign exchange adjustment	69,000
Balance as of December 31, 2025	$1,839,890
Income from investment	-
Foreign exchange adjustment	27,679
Balance as of March 31, 2026	$1,867,569

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

The Company recorded share of income of $55,125 and nil from the investment in Zhejiang Shengyang for the three months ended March 31, 2025 and 2026, respectively.

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

(c)	Investments in non-marketable equity

	December 31, 2025	March 31, 2026
Cost	$1,282,618	$1,301,914
Impairment	(636,928)	(646,510)
Carrying amount	$645,690	$655,404

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

Non-marketable equity securities are investments in privately held companies without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. No impairment was recorded on the non-marketable equity securities for the three months ended March 31, 2025 and 2026.

9.	Lease

(a)	Prepaid land use rights

Prepaid land
lease payments
Balance as of January 1, 2025	$11,075,973
Addition for the year	1,099,537
Amortization charge for the year	(331,189)
Foreign exchange adjustment	464,543
Balance as of December 31, 2025	12,308,864
Amortization charge for the period	(87,931)
Foreign exchange adjustment	185,002
Balance as of March 31, 2026	12,405,935

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

Amortization expenses of the prepaid land use rights were $78,305 and $87,931 for the three months ended March 31, 2025 and 2026 respectively.

No impairment loss was made to the carrying amounts of the prepaid land use right for the three months ended March 31, 2025 and 2026.

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

CBAK Shangqiu entered into a lease agreement for manufacturing and factory spaces in Shangqiu with a term of six years, commencing on January 1, 2024 to December 31, 2029. The monthly rental payment is RMB265,487 ($36,769) per month. The landlord unconditionally forgave the accrued annual rent due to unsatisfied performance from the leasing spaces. The Company recognized the forgiveness as gains in 2025.

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

CBAK Energy California entered into a lease for office in California from January 1, 2026 to January 31, 2028. The monthly rental was $2,716 for the first calendar year and will be $2,798 from the second year.

Operating lease expenses for the three months ended March 31, 2025 and 2026 for the capitation agreement was as follows:

	March 31, 2025	March 31, 2026
Operating lease cost – straight line	$308,290	$321,463

(c)	Company as lessee - Finance lease

	December 31,	March 31,
	2025	2026
Property, plant and equipment, at cost	$4,924,746	$6,988,614
Accumulated depreciation	(2,569,405)	(2,975,677)
Impairment	(2,355,341)	(4,012,937)
Property, plant and equipment, net under finance lease	-	-

Finance lease liabilities, current	1,307,170	2,124,717
Finance lease liabilities, non-current	-	97,281
Total finance lease liabilities	$1,307,170	$2,221,998

The components of finance lease expenses for the three months ended March 31, 2025 and 2026 were as follows:

	For the three months ended March 31,
	2025	2026
Finance lease cost:
Depreciation of assets	$-	$-
Interest of lease liabilities	-	7,917
Total lease expenses	$-	$7,917

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2026:

	Operating leases	Finance leases
Remainder of 2026	$1,210,390	$1,848,718
2027	951,285	389,610
2028	569,173	-
2029	471,140	-
2030	460,854	-
Thereafter	-	-
Total undiscounted cash flows	3,662,842	2,238,328
Less: imputed interest	(255,007)	(16,330)
Present value of lease liabilities	$3,407,835	$2,221,998

Lease term and discount rate:

	December 31, 2025	March 31, 2026
Weighted-average remaining lease term (years)
Land use rights	36.3	36.0
Operating leases	3.13	2.90
Finance lease	0.92	0.85

Weighted-average discount rate
Land use rights	Nil	Nil
Operating lease	4.19%	4.30%
Finance lease	0.8%	0.98%

Supplemental cash flow information related to leases where the Company was the lessee for the three months ended March 31, 2025 and 2026 was as follows:

	For the three months ended March 31,
	2025	2026
Operating cash outflows from operating assets	$137,184	$212,219

10.	Intangible Assets, net

Intangible assets as of December 31, 2025 and March 31, 2026 consisted of the followings:

	December 31, 2025	March 31, 2026
Computer software at cost	$175,861	$178,506
Sewage discharge permit	1,735,057	1,761,160
	1,910,918	1,939,666
Accumulated amortization	(1,839,264)	(1,871,357)
	$71,654	$68,309

Amortization expenses were $116,117 and $4,413 for the three months ended March 31, 2025 and 2026, respectively.

Total future amortization expenses for finite-lived intangible assets were estimated as follows:

Remainder of 2026	$12,673
2027	10,996
2028	9,355
2029	8,941
2030	8,941
Thereafter	17,403
Total	$68,309

No impairment loss was made to the carrying amounts of the intangible assets for the three months ended March 31, 2025 and 2026.

11.	Acquisition of subsidiaries

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

12.	Deposit paid for acquisition of long-term investments

Deposit paid for acquisition of long-term investments as of December 31, 2025 and March 31, 2026 consisted of the following:

	December 31,	March 31,
	2025	2026
Investments in non-marketable equity	$16,503,014	$16,751,291

On September 27, 2023, Nanjing CBAK New Energy Technology Co., Ltd. (“Nanjing CBAK”) entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Shenzhen BAK Battery Co., Ltd. (“SZ BAK”), under which SZ BAK shall sell a five percent (5%) equity interest in Shenzhen BAK Power Battery Co., Ltd. (“BAK SZ”) to Nanjing CBAK for a purchase price of RMB260 million (approximately $35.7 million) (the “Target Equity”). Pursuant to the terms of the Equity Transfer Agreement, Nanjing CBAK will pay the Target Equity in three (3) installments as follows: (i) RMB40 million (approximately $5.5 million) due prior to December 31, 2024; (ii) RMB90 million (approximately $12.4 million) due prior to September 30, 2024, and (iii) the remaining Target Equity balance of RMB130 million (approximately $17.8 million) due following SZ BAK’s successful transfer to Nanjing CBAK of the five percent (5%) equity interest in BAK SZ. Upon Nanjing CBAK having paid RMB130 million of the Target Equity, the parties shall work together to complete the registration of equity change with the local governmental authorities. The Equity Transfer Agreement may be terminated in writing through negotiation by all parties and the deposit paid was refundable on demand. The equity transfer process take longer than expected. Nanjing CBAK and SZ BAK have entered into supplemental agreement on March 7, 2025 to extend the transaction period. The Company has contributed RMB115.8 million (approximately $16.8 million) as of March 31, 2026 and up to the date of this report.

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

13.	Trade and Bills Payable

Trade and bills payable as of December 31, 2025 and March 31, 2026 consisted of the followings:

	December 31,	March 31,
	2025	2026
Trade payable	$60,046,427	$86,325,946
Bills payable
– Bank acceptance bills	91,161,622	114,525,647
– Letter of credit	2,137,696	2,169,856
	$153,345,745	$203,021,449

All the bills payable are of trading nature and will mature within one year from the issue date.

The bills payable were secured by:

(i)	the Company’s pledged deposits (Note 2);

(ii)	$1.4 million and $6.7 million of the Company’s bills receivable as of December 31, 2025 and March 31, 2026 (Note 3).

(iii)	the Company’s buildings (Note 6) and prepaid land use rights (Note 9)

14.	Loans

Bank loans:

Bank borrowings as of December 31, 2025 and March 31, 2026 consisted of the followings:

	December 31,	March 31,
	2025	2026
Short-term bank borrowings	$28,532,938	$37,386,698
Long-term bank borrowings	4,118,628	7,652,360
	$32,651,566	$45,039,058

In January 2023, Hitrans renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. On January 22, 2025, Hitrans and Bank of Communications entered into a new banking facility for another five years from January 22, 2025 to January 22, 2030 for a maximum guarantee of loan amount to RMB155.8 million (approximately $21.5 million). The facility was secured by Hitrans’s land use rights and buildings. On October 24, 2025, Hitrans and Bank of Communications renewed the facility to a maximum guarantee of loan amount to RMB162.0 million (approximately $23.1 million). Under the facility, Hitrans borrowed RMB155.2 million (approximately $22.4 million) as of March 31, 2026, bearing interest at 2.45% to 3.0% per annum expiring through April 2026 to March 2027.

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

On January 17, 2025, Hitrans entered into a long-term Maximum Pledge Agreement with Zhejiang Shangyu Rural Commercial Bank, for the period from January 17, 2025 to September 25, 2027, with a maximum facility amount of RMB76.56 million (approximately $10.54 million). The facility was secured by the land use right and buildings of Hitrans. Hitrans has borrowed RMB52.9 million (approximately $7.7 million) as of March 31, 2026, bearing interest rate at 2.41% - 2.96% per annum expiring through June 2027 to September 2027.

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

On February 19, 2025, Nanjing CBAK obtained a RMB30 million facility (approximately $4.2 million) from Jiangsu Gaochun Rural Commercial Bank, with the term from February 19, 2025 to September 23, 2027. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment. Nanjing CBAK borrowed RMB29 million (approximately $4.2 million) as of March 31, 2026, bearing interest rate at 2.26% to 2.78% per annum, repayable through May 2026 to March 2027.

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

Hitrans entered into another short-term factoring loan agreement with China Construction Bank Co., Ltd for a maximum amount of RMB10 million (approximately $1.4 million) for a period of one year from November 28, 2025 to November 27, 2026, bearing interest of 3.1% per annum. Hitrans borrowed RMB10 million (approximately $1.4 million) on the same date. Hitrans borrowed another RMB9.3 million (approximately $1.3 million), bearing interest of 3.0% per annum for one year from March 5, 2026 to March 5, 2027.

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

CBAK Power has borrowed a series of acceptance bills totaling RMB51.5 million (approximately $7.45 million) for various terms expiring through April to September 2026, which was secured by CBAK Power’s buildings and pledged deposit of RMB45.9 million (approximately $6.6 million) (note 2).

On July 30, 2025, Hitrans entered into a short-term loan agreement with Industrial Bank Co., Ltd for RMB10 million (approximately $1.5 million) for a period of one year from July 31, 2025 to July 30, 2026 bearing interest of 3% per annum. Hitrans borrowed RMB10 million (approximately $1.4 million) on July 31, 2025.

On August 13, 2025, CBAK Power obtained a banking facility from China Construction Bank for RMB78.0 million (approximately $11.3 million) for a period to August 13, 2035. On August 29, 2025, CBAK Power drawn RMB10 million (approximately $1.4 million) from the facility for a period of one year, bearing interest of 2.2% per annum, repayable on August 21, 2026. On February 11, 2026, CBAK Power drawn RMB15 million (approximately $2.2 million) from the facility for a period of one year, bearing interest of 2.2% per annum, repayable on February 11, 2027.

On December 17, 2025, Nanjing BFD entered into a short-term loan agreement with Bank of China Co., Limited for RMB10 million (approximately $1.4 million) from December 17, 2025 to December 16, 2026, bearing interest 2.30% per annum. The loan was guaranteed by CBAK Nanjing. Nanjing BFD borrowed RMB10 million (approximately $1.4 million) on the same date.

On March 27, 2026, Nanjing CBAK obtained a bank loan from Ningbo Bank Co., Ltd Nanjing Gaochun Branch for RMB10 million (approximately $1.4 million), for the period from March 27, 2026 to November 3, 2026, bearing interest of 3.0% per annum. The loan did not require any security or guarantee from Nanjing CBAK.

CBAK Power borrowed a series of acceptance bills from China Zheshang Bank Co., Ltd. Shenyang Branch totaling RMB60.3 million (approximately $8.7 million) for various terms expiring through April to September 2026, which was secured by CBAK Power’s pledged deposits of RMB32.8 million (approximately $4.8 million) (note 2), and CBAK Power’s pledged bills receivable of RMB11.2 million (approximately $1.6 million) (note 3).

Nanjing CBAK borrowed a series of acceptance bills from China Zheshang Bank Co., Ltd. Shenyang Branch totaling RMB69.5 million (approximately $10.1 million) for various terms expiring through April to August 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB62.4 million (approximately $9.0 million) (note 2), and Nanjing CBAK’s pledged bills receivable of RMB7.4 million (approximately $1.1 million) (note 3).

Hitrans borrowed a series of acceptance bills from China Zheshang Bank Co., Ltd totaling RMB36.7 million (approximately $5.3 million) for various terms expiring through April to June 2026, which was secured by Hitrans’s pledged deposit of RMB36.7 million (approximately $5.3 million) (note 2).

Nanjing CBAK borrowed a series of acceptance bills from Bank of Nanjing totaling RMB89.0 million (approximately $12.9 million) for various terms expiring through April to September 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB79.0 million (approximately $11.4 million) (note 2) and the balance guaranteed by 100% equity of CBAK Nanjing held by BAK Investment.

Nanjing CBAK borrowed a series of acceptance bills from Bank of Ningbo totaling RMB10.2 million (approximately $1.5 million) for various terms expiring in July 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB10.2 million (approximately $1.5 million) (note 2).

Hitrans borrowed a series of acceptance bills from Bank of Communications Co., Ltd. Shangyu Branch totaling RMB67.9 million (approximately $9.8 million) expiring through May to August 2026, which was secured by Hitrans’s pledged deposit of RMB67.9 million (approximately $9.8 million) (note 2).

Hitrans borrowed a series of acceptance bills from Zhejiang Shangyu Rural Commercial Bank Co., Ltd totaling RMB80.0 million (approximately $11.6 million) expiring through May to September 2026, which was secured by Hitrans’s pledged deposit of RMB80.0 million (approximately $11.6 million) (note 2).

CBAK Power borrowed a series of acceptance bills from Industrial and Commercial Bank of China totaling RMB71.9 million (approximately $10.4 million) expiring through April to September 2026, which was secured by CBAK Power’s pledged deposit of RMB72.0 million (approximately $10.4 million) (note 2).

CBAK Power borrowed a series of acceptance bills from China Construction Bank Co., Ltd totaling RMB100.0 million (approximately $14.5 million) expiring through June to August 2026.

Hitrans borrowed a series of acceptance bills from Industrial Bank totaling RMB2.1 million (approximately $0.3 million) expiring in July 2026, which was secured by Hitrans’s pledged deposit of RMB2.1 million (approximately $0.3 million) (note 2).

Nanjing CBAK borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB29.7 million (approximately $4.3 million) expiring through June to September 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB9.7 million (approximately $1.4 million) (note 2) and the balance guaranteed by 100% equity in CBAK Naning held by BAK Investment.

Nanjing CBAK obtained serval letter of credit from Bank of Ningbo totaled RMB15.0 million (approximately $2.2 million) for settlement of materials purchase for a period of one year expiring through September to November 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB15.0 million (approximately $2.2 million) (note 2).

Hitrans borrowed a series of acceptance bill from Bank of Ningbo of RMB20 million (approximately $2.9 million) expiring through June to August 2026, which was secured by Hitran’s bills receivables of RMB20 million (approximately $2.9 million) (note 3).

Haisheng borrowed a series of acceptance bills from China Zheshang Bank Co., Ltd totaling RMB57.3 million (approximately $8.3 million) for various terms expiring through July to September 2026, which was secured by Haisheng’s pledged deposit of RMB57.3 million (approximately $8.3 million) (note 2).

Hitrans borrowed a series of acceptance bills from China CITIC Bank Shaoxing Branch totaling RMB32 million (approximately $4.6 million) for various terms expiring through August to September 2026, which was secured by Hitrans’s pledged deposits of RMB32 million (approximately $4.6 million) (note 2).

Haisheng borrowed a series of acceptance bills from China CITIC Bank Shaoxing Branch totaling RMB13.9 million (approximately $2.0 million) for various terms expiring through July to September 2026, which was secured by Haisheng’s pledged deposits of RMB6.4 million (approximately $0.9 million) (note 2) and bills receivables of RMB7.5 million (approximately $1.1 million) (note 3).

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	March 31,
	2025	2026
Pledged deposits (note 2)	$67,376,113	$88,130,092
Bills receivables (note 3)	1,449,358	6,690,322
Right-of-use assets (note 9a)	5,019,028	11,283,270
Buildings (note 6)	43,200,786	45,180,265
	$117,045,285	$151,283,949

As of March 31, 2026, the Company had $25.0 million unutilized committed banking facilities.

During the three months ended March 31, 2025 and 2026, interest of $246,501 and $252,420 were incurred on the Company’s bank borrowings, respectively.

Other short-term loans:

Other short-term loans as of December 31, 2025 and March 31, 2026 consisted of the following:

		December 31,	March 31,
	Note	2025	2026
Advance from related parties
– Mr. Xiangqian Li, the Company’s Former CEO	(a)	$100,000	$100,000
– Mr. Yunfei Li, the Company’s Former CEO	(b)	157,236	156,593
		257,236	256,593
Advances from unrelated third party
– Mr. Wenwu Yu	(c)	1,401	1,422
– Ms. Longqian Peng	(c)	7,262	7,371
– Suzhou Zhengyuanwei Needle Ce Co., Ltd	(d)	71,257	72,329
		79,920	81,122
		$337,156	$337,715

(a)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from Mr. Yunfei Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

(d)	In 2019, the Company entered into a short term loan agreement with Suzhou Zhengyuanwei Needle Ce Co., Ltd, an unrelated party to loan RMB0.6 million (approximately $0.1 million), bearing annual interest rate of 12%. As of March 31, 2026, loan amount of RMB0.5 million ($72,329) remained outstanding.

During the three months ended March 31, 2025 and 2026, interest of $2,062 and nil were incurred on the Company’s borrowings from unrelated parties, respectively.

15.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2025 and March 31, 2026 consisted of the following:

	December 31,	March 31,
	2025	2026
Construction costs payable	$14,311,903	$11,597,122
Equipment purchase payable	51,082,600	50,297,177
Liquidated damages*	1,210,119	1,210,119
Accrued staff costs	8,633,536	9,500,859
Customer deposits	12,816,577	18,471,053
Deferred revenue	15,841,985	16,068,523
Accrued expenses	3,161,542	3,714,389
Interest payables	82,157	83,242
Other tax payables	1,318,816	1,099,884
Dividend payable to non-controlling interest to Hitrans	1,271,109	1,290,232
Payables to suppliers for non-operating agency-based service	2,632,714	6,402,034
Derivatives liabilities (note 19)	728,423	2,287,144
Other payable	560,467	651,230
	$113,651,948	$122,673,008

*	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2025 and March 31, 2026, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2025 and March 31, 2026, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

16.	Balances and Transactions with Related Parties

The principal related parties with which the Company had transactions during the years presented are as follows:

Name of Entity or Individual	Relationship with the Company
New Era Group Zhejiang New Energy Materials Co., Ltd.	Shareholder of Company’s subsidiary
Shenzhen Bak New Material Technology Co., Ltd	Note a
Zhengzhou BAK Battery Co., Ltd (“Zhenghzhou BAK”)	Note b, d
Shenzhen BAK Battery Co., Ltd (“SZ BAK”)	Former subsidiary and refer to Note c, d
Shenzhen BAK Power Battery Co., Ltd (“BAK SZ”)	Former subsidiary and refer to Note c, d
Zhejiang Shengyang Renewable Resources Technology Co., Ltd. (“Zhejiang Shengyang”)	Note f
Fuzhou BAK Battery Co., Ltd (“Fuzhou Bak”)	Note e, g
Zhengzhou BAK Electronics Co., Ltd	Note e, h
Zhengzhou BAK New Energy Vehicle Co., Ltd	Note i
Shenzhen BAK Medical Technology Co., Ltd (“SZ BAK Medical”)	Note e, j

(a)	Ms. Xiuzhu Li, one of the major shareholders of CBAK effective from December 3, 2025, is the major shareholder of Shenzhen BAK New Material Technology Co., Ltd, holding 46.32% equity interest.

(b)	Mr. Xiangqian Li, the Company’s former CEO, is a director of Zhengzhou BAK and Zhengzhou BAK is a wholly owned subsidiary of BAK SZ.

(c)	Mr. Xiangqian Li, the Company’s former CEO, is a director of SZ BAK and BAK SZ. SZ BAK and BAK SZ were the former subsidiaries of the Company. SZ BAK has 29.14% equity interests in BAK SZ. Mr. Xiangqian Li is the major shareholder of SZ BAK, he owned 51% equity interest in SZ BAK.

(d)	An immediate family member of Ms. Xiuzhu Li has major interests and is the director of these entities.

(e)	An immediate family member of Ms. Xiuzhu Li has major interests in serval entities set forth in the above table.

(f)	Hitrans has 26% equity interest in Zhejiang Shengyang (note 10).

(g)	Zhengzhou BAK has 51% equity interest in Fuzhou BAK.

(h)	BAK SZ has 100% equity interests in Zhengzhou BAK Electronics Co., Ltd.

(j)	SZ BAK was the former shareholder of Zhengzhou BAK New Energy Vehicle Co., Ltd to April 10, 2023.

(j)	SZ BAK Medical is a wholly owned subsidiary of SZ BAK.

Related party transactions

The Company entered into the following significant related party transactions:

	For the three months ended March 31,
	2025	2026
Purchase of batteries from Zhengzhou BAK	$4,132	$5,292,077
Purchase (purchase return) of batteries from Fuzhou BAK	3,369	(152,143)
Purchase of materials from Zhejiang Shengyang	2,055,686	538,894
Sub-contracting services provided by Fuzhou BAK	-	432,762
Purchase of materials from SZ BAK Medical	-	310,813
Sales of cathode raw materials to Zhengzhou BAK	1,150,068	8,139,436
Sales of cathode raw materials to BAK SZ	4,620	2,172
Sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd	176,512	278,381
Sales of cathode raw materials to Zhengzhou BAK in relation to non-operating agency-based service	2,168,931	-
Sales of cathode raw materials to Zhengzhou BAK Electronics Co., Ltd in relation to non-operating agency-based service	125,680	-
Sales of cathode raw materials to BAK SZ in relation to non-operating agency-based service	4,748	-

Related party balances

Apart from the above, the Company recorded the following significant related party balances as of December 31, 2025 and March 31, 2026:

Receivables from former subsidiary

	December 31, 2025	March 31, 2026
Receivables from BAK SZ	$4,389	$2,459

Balance as of December 31, 2025 and March 31, 2026 represented trade receivable for sales of cathode raw materials to BAK SZ.

Other balances due from/ (to) related parties

	December 31, 2025	March 31, 2026
Trade receivable, net – Zhengzhou BAK (i)	$4,836,152	$8,468,034
Trade receivable, net – Zhengzhou BAK Electronics Co., Ltd. (i)	$237,446	$314,160
Trade payable, net – Zhengzhou BAK (ii)	$4,453,603	$7,189,235
Trade payable, net – Zhejiang Shengyang (iii)	$1,136,860	$823,876
Trade payable, net - Shenzhen BAK New Material Technology Co., Ltd (iii)	$164,887	$167,367
Trade payable, net – SZ BAK Medical (iii)	$428,572	$611,973
Deposit paid for acquisition of long-term investments – BAK SZ (note 12)	$16,503,014	$16,751,291
Dividend payable to non-controlling interest of Hitrans (note 15)	$1,271,109	$1,290,232

(i)	Representing trade receivable from sales of cathode raw materials.

(ii)	Representing trade payables on purchase of batteries.

(iii)	Representing trade payables on purchase of materials for manufacturing

Payables to a former subsidiary

Payables to a former subsidiary as of December 31, 2025 and March 31, 2026 consisted of the following:

	December 31,	March 31,
	2025	2026
Payables to BAK SZ	$407,506	$402,708

Balance as of December 31, 2025 and March 31, 2026 consisted of payables for purchase of inventories.

17.	Deferred Government Grants

Deferred government grants as of December 31, 2025 and March 31, 2026 consist of the following:

	December 31,	March 31,
	2025	2026
Total government grants	$10,774,034	$10,789,296
Less: Current portion	(578,606)	(587,312)
Non-current portion	$10,195,428	$10,201,984

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

Government grants were recognized in the consolidated statements of operations as follows:

	For the three months ended March 31,
	2025	2026
Cost of revenues	$126,183	$132,501
Research and development expenses	9,300	9,766
General and administrative expenses	4,062	4,265
Other income (expenses), net	143,963	1,044,683
	$283,508	$1,191,215

18.	Product Warranty Provisions

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

Warranty expense is recorded as a component of sales and marketing expenses. Accrued warranty activity consisted of the following:

	December 31, 2025	March 31, 2026
Balance at beginning of year	$444,114	$785,689
Warranty costs incurred	(54,579)	(425,958)
Provision for the year/ period	370,557	524,527
Foreign exchange adjustment	25,597	12,021
Balance at end of year/ period	785,689	896,279
Less: Current portion	(339,136)	(482,978)
Non-current portion	$446,553	$413,301

19.	Financial derivatives

The Company uses a variety of derivative financial instruments and physical contracts to manage its exposure to foreign currency and commodity price fluctuations.

Foreign currency forward and option contracts

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of foreign exchange rate fluctuations. The Company adjusts its non-designated hedges quarterly. The nominal value of approximately $42.2 million and $53.2 million contracts with maturities of three to twelve months were held as of December 31, 2025 and March 31, 2026, respectively.

Commodity contracts

The Company entered into commodity contracts to manage the exposure of raw materials price fluctuations, resulting in recognized gain of nil and $197,849 for the three months ended March 31, 2025 and 2026, respectively. The change in fair value of the commodity contracts of nil and $416,276 were recorded in Derivatives assets as of December 31, 2025 and March 31, 2026, respectively.

As of March 31, 2026, the Company held $548,271 (note 2) cash collateral to secure commodity contracts with a total nominal value of approximately $3.7 million. The commodity contracts are set to mature within two to six months from March 31, 2026. The Company did not hold any outstanding commodity contracts as of December 31, 2025.

The fair value of the financial derivatives as of December 31, 2025 and March 31, 2026 were as follows:

	December 31, 2025	March 31, 2026
Derivatives not designed as hedging instruments
Derivatives assets – Commodity contracts, prepayments and other receivables (note 5)	$-	$416,535

Derivatives liabilities - Foreign exchange contracts, accrued expenses and other payables (note 15)	$728,423	$2,287,144

The gain (loss) related to the Company’s derivative instruments for the three months period ended March 31, 2025 and 2026 were as follows:

	For the three months ended March 31,
	2025	2026
Foreign currency forward and option contracts	$-	$(1,520,380)
Commodity contract	-	614,125
	-	(906,255)

Refer to note 22 for detailed disclosures regarding fair value measurements.

20.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes expenses consisted of:

	For the three months ended March 31,
	2025		2026
PRC income tax	$		$
Current income tax expenses, net		-		7,426
Deferred income tax expenses		-		-
		$-		$7,426

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

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2025 and March 31, 2026, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

CBAK Energy California is subject to US federal income tax at a statutory rate of 21% and California state franchise tax at a flat rate of 8.84%.

No provision for income taxes in the United States has been made as CBAK and CBAK Energy California had no taxable income for the three months ended March 31, 2025 and 2026.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three months ended March 31, 2025 and 2026, accordingly no provision for Hong Kong profits tax was made in these periods.

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

Malaysia Tax

CBAK Malaysia is subject to income tax laws of Malaysia at the statutory rate of 24%. CBAK Malaysia was newly incorporated on April 30, 2025 and did not have any operations as of the date of this report. There was no assessable profits arising in or derived from Malaysia for the three months ended March 31, 2026.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For the three months ended March 31,
	2025	2026
Loss before income taxes	$(2,050,982)	$(8,954,864)
United States federal corporate income tax rate	21%	21%
Income tax expenses (credit) computed at United States statutory corporate income tax rate	(430,706)	(1,880,521)
Reconciling items:
Rate differential for PRC earnings	(55,525)	(326,166)
Tax effect of entity at preferential tax rate	35,016	751,259
Non-deductible (income) expenses	133,519	162,574
Share based payments	5,684	93
Utilization of tax loss	(593,482)	(366,080)
Valuation allowance on deferred tax assets	905,494	1,666,267
Decrease in opening deferred tax assets resulting from a decrease in applicable tax rate	-
Income tax expenses	$-	$7,426

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2025 and March 31, 2026 are presented below:

	December 31, 2025	March 31, 2026
Deferred tax assets
Trade receivable	$662,239	676,546
Inventories	927,350	654,451
Property, plant and equipment	1,868,073	1,706,650
Non-marketable equity securities	95,539	96,976
Equity method investment	335,398	340,444
Intangible assets	151,340	152,025
Accrued expenses, payroll and others	865,885	996,679
Provision for product warranty	117,854	137,622
Net operating loss carried forward	18,761,298	20,079,128
Valuation allowance	(23,659,551)	(24,714,584)
Deferred tax assets, non-current	$125,425	125,937

Deferred tax liabilities, non-current
Long-lived assets arising from acquisitions	$125,425	$125,937

As of March 31, 2026, the Company’s U.S. entity had net operating loss carry forwards of $3,812,589. As of March 31, 2026, the Company’s PRC subsidiaries had net operating loss carry forwards of $71,013,718, which will expire in various years through 2025 to 2034. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $3,042,602 representing the PRC statutory reserve of the subsidiary as of December 31, 2025 and March 31, 2026, are also considered under restriction for distribution.

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

The fair value of commodity contracts was determined by quoted market prices in active markets within level 1 (Note 19).

The fair value of foreign currency option was determined using the Black-Scholes model, with level 2 inputs (Note 19).

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. The Company accrues for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The total employee benefits expensed as incurred were $787,754 (RMB5,729,888) and $2,078,873 (RMB14,400,144) for the three months ended March 31, 2025 and 2026, respectively.

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

As of March 31, 2026, there was no unrecognized stock-based compensation associated with the above restricted shares. As of March 31, 2026, 1,667 vested shares were to be issued.

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

As of March 31, 2026, there was no unrecognized stock-based compensation associated with the above restricted shares and 4,167 vested shares were to be issued.

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

As of March 31, 2026, the granting period of the options were expired, there was no unrecognized stock-based compensation associated with the above options granted.

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

The fair value of the stock options granted to directors and certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimate life of 5.83 years, volatility of 106.59%, risk free interest rate of 3.51% and dividend yield of 0%. The fair value of options of the Company was $838,190 at the grant date. The Company recorded $20,249 and nil as share-based compensation expenses in respect of the stock options granted on April 11, 2023 for the three months ended March 31, 2025 and 2026, respectively.

All the restricted share units granted on April 11, 2023 had been vested on December 31, 2024. There was no unrecognized stock-based compensation associated with the above option granted.

Restricted share units granted and stock ownership program on August 22, 2023

On August 22, 2023, pursuant to the Company’s 2015 Plan, the Compensation Committee granted an aggregate of 40,000 restricted share units and 160,000 options to employees of the Company. The restricted share units will vest semi-annually on October 15, 2023 and April 15, 2024. The fair value of these restricted shares units was $0.88 per share on August 22, 2023. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method. The option exercise price was $0.8681. The shares will be vested semi-annually in 4 equal instalments over a two year period with the first vesting on February 15, 2025. The options will expire on the 70-month anniversary of the grant date.

The fair value of the stock options granted to directors and certain employees and officers of the Company is estimated on the date of the grant using the Binomial Model. The fair value of the options was calculated using the following assumptions: estimate life of 5.83 years, volatility of 106.34%, risk free interest rate of 4.47% and dividend yield of 0%. The fair value of options of the Company was $56,521 at the grant date. For the three months ended March 31, 2025 and 2026, the Company recorded $6,817 and $443, respectively, as share-based compensation expenses in respect of the stock options granted on August 22, 2023.

As of March 31, 2026, there was unrecognized stock-based compensation $1,565 associated with the above options granted.

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value*	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2026	80,000	$0.96	-	0.6
Exercisable at January 1, 2026	2,066,458	1.24	$-	2.5

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2026	40,000	$0.87	$-	0.4
Exercisable at March 31, 2026	2,106,458	$1.23	$-	2.3

*	The intrinsic value of the stock options at March 31, 2026 is the amount by which the market value of the Company’s common stock of $0.83 as of March 31, 2026 exceeds the average exercise price of the option. As of March 31, 2026, the intrinsic value of the outstanding and exercisable stock options was nil.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three months ended March 31, 2025 and 2026.

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

The following is the calculation of income (loss) per share:

	For the three months ended March 31,
	2025	2026
Net loss	$(2,050,982)	$(8,962,290)
Less: Net loss (income) attributable to non-controlling interests	471,748	(325,082)
Net loss income attributable to shareholders of CBAK Energy Technology, Inc.	(1,579,234)	(9,287,372)

Weighted average shares outstanding -basic (note)	89,938,690	89,247,119
Dilutive unvested shares unit	-	-
Weighted average shares outstanding–- diluted	89,938,690	89,247,119

Loss per share
- Basic	$(0.02)	$(0.10)
- Diluted	$(0.02)	$(0.10)

Note:	Including 5,384 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued

For the three months ended March 31, 2025 and 2026, all the unvested options were anti-dilutive and excluded from shares used in the diluted computation.

26.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2025 and March 31, 2026, the Company had the following contracted capital commitments:

	December 31, 2025	March 31, 2026
For construction of buildings	$733,869	$744,910
For purchases of equipment	26,187,817	27,874,523
Capital injection	257,370,802	264,966,575
	$284,292,488	$293,586,008

(ii)	Litigation

During its normal course of business, the Company may become involved in various lawsuits and legal proceedings. However, litigation is subject to inherent uncertainties, and an adverse result may arise from time to time that could affect its operations. Other than the legal proceedings set forth below, the Company is currently not aware of any such legal proceedings or claims that the Company believes will have an adverse effect on the Company’s operations, financial condition or operating results.

In December 2020, CBAK Power received notice from Court of Dalian Economic and Technology Development Zone that Haoneng filed another lawsuit against CBAK Power for failure to pay pursuant to the terms of the purchase contract. Haoneng sought a total amount of $1.5 million (RMB10,257,030), including equipment cost of $1.3 million (RMB9,072,000) and interest amount of $0.2 million (RMB1,185,030). In August 2021, CBAK Power and Haoneng reached an agreement that the term of the purchase contract will be extended to December 31, 2024 under which CBAK Power and its related parties shall execute the purchase of equipment in an amount not lower than $2.4 million (RMB15,120,000) from Haoneng, or CBAK Power has to pay 15% of the amount equal to RMB 15,120,000 ($2.2 million) net of the purchased amount to Haoneng. Haoneng withdrew the filed lawsuit after the agreement. As of March 31, 2026, the equipment was not received by CBAK Power, CBAK Power has included the equipment cost of $2.2 million (RMB15,120,000) under capital commitments.

27.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2025 and 2026 as follows:

	Three months ended March 31,
Sales of finished goods and raw materials	2025		2026
Customer A	$10,731,179	30.7%	*	*
Zhenghzhou BAK (note 16)	*	*	8,139,436	11.7%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of December 31, 2025 and March 31, 2026 as follows:

	December 31, 2025		Marh 31, 2026
Customer A	$3,932,534	14.1%	$	*	*
Zhengzhou BAK (note 16)	4,836,152	17.4%		8,468,034	25.5%

*	Comprised less than 10% of net accounts receivable for the respective period.

The Company had the following suppliers that individually comprised 10% or more of net purchase for the three months ended March 31, 2025 and 2026 as follows:

	Three months ended March 31,
	2025		2026
Supplier A	$3,619,451	11.2%	$13,542,101	16.9%
Supplier B	*	*	9,994,299	12.5%

*	Comprised less than 10% of net purchase for the respective period.

The Company had the following suppliers that individually comprised 10% or more of trade payable as of December 31, 2025 and March 31, 2026 as follows:

	December 31, 2025			March 31, 2026
Supplier A	$	*	*	$13,005,167	15.1%
Supplier B		*	*	9,999,850	11.6%
Supplier C		7,202,042	12.0%	*	*

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2025 and March 31, 2026 substantially all of the Company’s cash and cash equivalents were held by major financial institutions and online payment platforms located in the PRC, which management believes are of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

The Company determined that for the three months ended March 31, 2025 and 2026, it operated in two operating segments namely CBAK and Hitrans. CBAK’s segment mainly includes the manufacture, commercialization and distribution of a wide variety of standard and customized lithium-ion rechargeable batteries for use in a wide array of applications. Hitrans’ segment mainly includes the development and manufacturing of NCM precursor and cathode materials.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

The Company’s chief operating decision maker evaluates performance based on each reporting segment’s net revenue, cost of revenues, operating expenses, operating income (loss), finance income (expense), other income (expense) and net income (loss). Net revenue, cost of revenues, operating expenses, operating income (loss), finance income (expense), other income (expenses) and net income (loss) by segment for the three months ended March 31, 2025 and 2026 were as follows:

For the three months ended March 31, 2025	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$20,363,338	$14,575,563	$-	$34,938,901
Cost of revenues	(15,643,236)	(14,493,931)	-	(30,137,167)
Gross profit	4,720,102	81,632	-	4,801,734
Total operating expenses	(4,829,636)	(2,200,311)	(635,806)	(7,655,753)
Operating income (loss)	(109,534)	(2,118,679)	(635,806)	(2,864,019)
Finance income (expenses), net	223,119	(178,000)	1	45,120
Other income, net	223,276	544,641	-	767,917
Income tax expenses	-	-	-	-
Net income (loss)	336,861	(1,752,038)	(635,805)	(2,050,982)

For the three months ended March 31, 2026	CBAT	Hitrans	Corporate unallocated (note)	Consolidated
Net revenues	$37,519,841	$32,098,151	$-	$69,617,992
Cost of revenues	(39,575,695)	(29,002,429)	-	(68,578,124)
Gross (loss) profit	(2,055,854)	3,095,722	-	1,039,868
Total operating expenses	(7,432,286)	(2,530,647)	(777,518)	(10,740,451)
Operating (loss) income	(9,488,140)	565,075	(777,518)	(9,700,583)
Finance expenses, net	(267,520)	(147,749)	(826)	(416,095)
Other income, net	5,274	1,156,540	-	1,161,814
Income tax expenses	-	(7,426)	-	(7,426)
Net (loss) income	(9,750,386)	1,566,440	(778,344)	(8,962,290)
As of March 31, 2026
Identifiable long-lived assets	178,291,548	54,927,212	86,744	233,305,504
Total assets	355,326,434	135,564,774	114,336	491,005,544

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

	For the three months ended March 31,
	2025	2026
High power lithium batteries used in:
Electric vehicles	$537,507	$1,538
Light electric vehicles	2,844,874	15,407,700
Residential energy supply & uninterruptable supplies	16,980,957	22,110,603
	20,363,338	37,519,841
Materials used in manufacturing of lithium batteries
Cathode	11,261,199	32,076,278
Precursor	3,314,364	21,873
	14,575,563	32,098,151
Total consolidated revenue	$34,938,901	$69,617,992

Net revenues by geographic area:

The Company’s operations are located in the PRC. The following table provides an analysis of the Company’s sales by geographical markets based on locations of customers:

	For the three months ended March 31,
	2025	2026
Mainland China	$32,117,416	$50,956,348
Europe	75,246	4,754,646
India	1,806,299	6,106,951
Africa	-	5,660,703
Others	939,940	2,139,344
Total	$34,938,901	$69,617,992

Substantially all of the Company’s long-lived assets are located in the PRC.

29.	Restricted Net Assets

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

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax profits to be set aside prior to payment of dividends as general reserve fund or statutory surplus fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. The balance of statutory reserves were $3,042,602 as of December 31, 2025 and March 31, 2026, respectively.

Amounts restricted include paid-in capital, additional paid-in capital and statutory reserve funds, less accumulated deficit, totaling approximately $349,527,050 and $354,324,132 as of December 31, 2025 and March 31, 2026, respectively.

30.	Subsequent events

On May 8, 2026, Shaoxing Hailan entered into a Reorganization Investment Agreement with Ningxia Sinochem Lithium Battery Material Co., Ltd. (“Ningxia Lithium”) and Ninggxia Sinochem Lithium Battery Materials Co., Ltd Assets Manager (“Assets Manager”). Ningxia Sinochem served as a sub-contractor for Hitrans, primarily providing processing services of NCM materials for Hitrans. Due to its financial difficulties, Ningxia Sinochem is currently undergoing a court-administered bankruptcy reorganization. On March 20, 2026, the Zhongwei Intermediate People's Court ruled to approve the reorganization plan of Ningxia Sinochem. Pursuant to the approved reorganization plan and through a public bidding process, Shaoxing Hailan obtained the qualification as the reorganization investor for Ningxia Lithium for a total consideration of RMB110 million (approximately $15.9 million). As of the report date, Shaoxing Hailan has paid RMB10 million (approximate $1.55 million) to the Assets Manager. The transaction has not yet been completed, and the completion is subject to various uncertainties and conditions, and there can be no assurance that the transaction will be ultimately completed.

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

Special Note Regarding Forward Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

●	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd.;

●	“CBAK Shangqiu” are to our PRC subsidiary, CBAK New Energy (Shangqiu) Co., Ltd.;

●	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

●	“Hitrans” are to our 74.36% owned PRC subsidiary, Zhejiang Hitrans Lithium Battery Technology (we hold 73.46% of registered equity interests of Hitrans, representing 79.64% of paid-up capital).

●	“Nanjing BFD” are to our PRC subsidiary, Nanjing BFD New Energy Technology Co., Ltd., a company that was previously named Nanjing Daxin New Energy Automobile Industry Co., Ltd. until February 24, 2023;

●	“Nanjing CBAK” are to our PRC subsidiary, Nanjing CBAK New Energy Technology Co., Ltd.;

●	“RMB” are to Renminbi, the legal currency of China;

●	“SEC” are to the United States Securities and Exchange Commission; and

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

Overview

We are a manufacturer of new energy high power lithium and sodium batteries that are mainly used in light electric vehicles, electric vehicles, energy storage such as residential energy supply & uninterruptible power supply (UPS) application, and other high-power applications. Our primary product offerings consist of new energy high power lithium and sodium batteries. In addition, after completing the acquisition of 81.56% of registered equity interests (such ownership percentage reduced to 73.46% of registered equity interests (representing 79.64% of paid-up capital as of March 31, 2026)) of Hitrans in November 2021, we entered the business of developing and manufacturing NCM precursor and cathode materials. Hitrans is a leading developer and manufacturer of ternary precursor and cathode materials in China, whose products have a wide range of applications on batteries that would be applied to electric vehicles, electric tools, high-end digital products and storage, among others.

As of March 31, 2026, we report financial and operational information in two segments: (i) production of high-power lithium and sodium battery cells, and (ii) manufacture and sale of materials used in high-power lithium battery cells.

We currently conduct our business primarily through (i) CBAK Power; (ii) Nanjing CBAK; (iii) CBAK Shangqiu; (iv) Nanjing BFD; and (v) Hitrans.

Financial Performance Highlights for the Quarter Ended March 31, 2026

The following are some financial highlights for the quarter ended March 31, 2026:

●	Net revenues: Net revenues increased by $34.7 million, or 99%, to $69.6 million for the three months ended March 31, 2026, from $34.9 million for the same period in 2025.

●	Gross profit: Gross profit was $1.0 million, representing a decrease of $3.8 million, or 78.3% for the three months ended March 31, 2026, from gross profit of $4.8 million for the same period in 2025.

●	Operating loss: Operating loss was $9.7 million for the three months ended March 31, 2026, reflecting an increase of $6.8 million from an operating loss of $2.9 million for the same period in 2025.

●	Net loss: Net loss was $9.0 million for the three months ended March 31, 2026, compared to $2.1 million for the same period in 2025.

●	Fully diluted loss per share: Fully diluted loss per share was $0.1 for the three months ended March 31, 2026, as compared to $0.02 for the same period in 2025.

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

Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial.

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

Other income, net. Other income consists primarily of government subsidies received and income generated from non-operating agency-based service.

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%, except that Hitrans, CBAK Power, Nanjing CBAK and Nanjing BFD have been recognized as “High and New Technology Enterprises” and enjoy a preferential tax rate of 15% for three years from the approval date, expiring in 2025 to 2026. Our Hong Kong subsidiaries, BAK Asia, BAK Investment and Hong Kong Hitrans, are subject to profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, BAK Asia, BAK Investment and Hong Kong Hitrans did not pay any such tax. CBAK Malaysia is subject to income tax laws of Malaysia at the statutory rate of 24%. CBAK Energy California is subject to US federal income tax at a statutory rate of 21% and California state franchise tax at a flat rate of 8.84%. We did not have any assessable income derived from or arising in Malaysia and the United States for the three months ended March 31, 2025 and 2026.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2026

The following tables set forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Change
	2025	2026	$	%
Net revenues	$34,939	$69,618	34,679	99%
Cost of revenues	(30,137)	(68,578)	(38,441)	128%
Gross profit	4,802	1,040	(3,762)	-78%

Operating expenses:
Research and development expenses	(3,024)	(4,220)	(1,196)	40%
Sales and marketing expenses	(896)	(1,998)	(1,102)	123%
General and administrative expenses	(3,804)	(4,510)	(706)	19%
Allowance of credit losses, net	58	(12)	(70)	-121%
Total operating expenses	(7,666)	(10,740)	(3,074)	40%
Operating loss	(2,864)	(9,700)	(6,836)	239%
Finance income (expense), net	45	(416)	(461)	-1,024%
Other income, net	713	2,068	1,355	190%
Share of income of equity investee	55	-	(55)	-100%
Change in fair value of financial derivatives	-	(906)	(906)	n/a
Loss before income tax	(2,051)	(8,954)	(6,903)	337%
Income tax expenses	-	(7)	(7)	n/a
Net income (loss)	(2,051)	(8,961)	(6,910)	337%
Less: Net loss (income) attributable to non-controlling interests	472	(325)	(797)	-169%
Net loss attributable to shareholders of CBAK Energy Technology, Inc.	$(1,579)	$(9,286)	(7,707)	488%

Net revenues. Net revenues increased by $34.7 million, or 99%, to $69.6 million for the three months ended March 31, 2026, from $34.9 million for the same period in 2025.

The following table sets forth the breakdown of our net revenues by end-product applications.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended March 31,		Change
	2025	2026	$	%
High power lithium batteries used in:
Electric vehicles	$538	2	(536)	-100%
Light electric vehicles	2,845	15,408	12,563	442%
Residential energy supply & uninterruptible power supplies	16,981	22,110	5,129	30%
	20,364	37,520	17,156	84%

Materials used in manufacturing of lithium batteries
Cathode	11,261	32,076	20,815	185%
Precursor	3,314	22	(3,292)	-99%
	14,575	32,098	17,523	120%
Total	$34,939	$69,618	34,679	99%

Net revenues from sales of batteries for electric vehicles were $1,538 for the three months ended March 31, 2026, as compared to $537,507 in the same period of 2025. As our existing cell form factors are well aligned with current market demand across applications in residential energy storage, UPS systems, backup power for AI data centers and light electric vehicles, our sales team focused more on these applications.

Net revenues from sales of batteries for light electric vehicles were $15.4 million for the three months ended March 31, 2026, as compared to $2.8 million in the same period of 2025, an increase of $12.6 million, or 442%. We strive to continue to penetrate the market for batteries used in light electric vehicles, especially the international market such as India, Vietnam and Africa. We believe that our sales campaign in the international market has contributed to a rebound in our sales volume in this sector.

Net revenues from sales of batteries for residential energy supply and uninterruptible power supplies were $22.1 million in the three months ended March 31, 2026, as compared with $17.0 million in the same period in 2025, representing an increase of $5.1 million, or 30%.

Net revenues from sales of materials used in manufacturing lithium batteries were $32.1 million for the three months ended March 31, 2026, as compared to $14.6 million for the same period of 2025, representing an increase of $17.5 million, or 120%. This increase primarily resulted from the successful acquisition of new customers and a highly favorable raw material pricing environment.

Cost of revenues. Cost of revenues increased to $68.6 million for the three months ended March 31, 2026, as compared to $30.1 million for the same period in 2025, an increase of $38.5 million, or 128%. The cost of revenues increased from rising material costs and initial friction costs associated with the Nanjing Phase II expansion and the Dalian 40135 capacity ramp-up. We write down the inventory value whenever there is an indication that it is impaired.

Gross profit. Gross profit for the three months ended March 31, 2026 was $1.0 million, or 1.5% of net revenues as compared to gross profit of $4.8 million, or 13.7% of net revenues, for the same period in 2025. The significant decline in gross profits aligns with the substantial drop in sales of batteries for residential energy supply and uninterruptible power supplies, which have a higher gross profit margin compared to other products. This margin compression was exacerbated by rapidly rising raw material costs that were not fully absorbed by customer pricing. Additionally, initial friction costs associated with the Nanjing Phase II expansion and the Dalian Model 40135 capacity ramp-up temporarily weighed on profitability.

Research and development expenses. Research and development expenses increased to approximately $4.2 million for the three months ended March 31, 2026, as compared to approximately $3.0 million for the same period in 2025, an increase of $1.2 million, or 40%. The increase primarily resulted from the increase of materials and consumables used for the development of series 60 batteries and the increase in salaries and social insurance expenses due to a growing number of employees at CBAK Power and Nanjing CBAK. The materials and consumables used were $0.7 million for the three months ended March 31, 2026 compared to $0.3 million for the same period in 2025. Salaries and social insurance increased by $0.5 million for the three months ended March 31, 2026, compared to the same period in 2025.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $2.0 million for the three months ended March 31, 2026, as compared to approximately $0.9 million for the same period in 2025, an increase of approximately $1.1 million, or 123%. The increase was mainly from our increase of delivery charges by $0.5 million for our overseas sales.

General and administrative expenses. General and administrative expenses increased to $4.5 million for the three months ended March 31, 2026, as compared to $3.8 million for the same period in 2025, representing an increase of $0.7 million, or 19%. The increase mainly resulted from the increase of salaries and social insurance and depreciation expenses corresponding to our expansion in Dalian and Nanjing.

Allowance on expected credit losses, net. The expected credit losses expenses was $12,198 for the three months ended March 31, 2026, as compared to a reversal of $58,395 for the same period in 2025. We determine the allowance based on the current expected credit loss model. The allowance for credit losses is adjusted each period for changes in expected lifetime credit losses.

Operating loss. As a result of the above, our operating loss totaled $9.7 million for the three months ended March 31, 2026, as compared to $2.9 million for the same period in 2025, representing an increase of loss of $6.8 million, or 239%.

Finance income (expenses), net. Finance expenses, net were $0.4 million for the three months ended March 31, 2026, as compared to finance income of $45,120 for the same period in 2025. We did not have any interest capitalization for the three months ended March 31, 2026, compared to $91,289 of interest capitalized for the three months ended March 31, 2025.

Other income, net. Other income was $2.1 million for the three months ended March 31, 2026, as compared to $0.7 million for the same period in 2025. For the three months ended March 31, 2026, we generated $0.6 million from agency-based services provided and received $1.0 million of government assistance. For the three months ended March 31, 2025, we generated $0.5 million from agency-based services provided and received $0.1 million of government assistance.

Loss on derivatives instruments. Loss on derivatives instruments was $0.9 million and nil for the three months ended March 31, 2026 and 2025, respectively. We have entered into foreign currency forward contracts, options swaps, and commodity contracts to mitigate our exposures to exchange rate and raw materials price fluctuations.

Income tax. Income tax expenses were $7,426 and nil for the three months ended March 31, 2026 and 2025, respectively. The income tax expenses for the three months ended March 31, 2026 were incurred by Hitrans segment.

Net loss. As a result of the foregoing, we had a net loss of $9.0 million for the three months ended March 31, 2026, compared to $2.1 million for the same period in 2025.

Liquidity and Capital Resources

We have financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advances from our related and unrelated parties, investors and issuance of capital stock and other equity-linked securities.

We incurred a net loss of $9.0 million for the three months ended March 31, 2026. As of March 31, 2026, we had cash and cash equivalents of $98.6 million. Our total current assets were $238.4 million and our total current liabilities were $368.2 million as of March 31, 2026, resulting in a net working capital deficit of $129.8 million.

As of March 31, 2026, we had an accumulated deficit of $143.1 million. We had an accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of March 31, 2026. These factors raise substantial doubt about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2025 included an explanatory paragraph with respect to the substantial doubt about our ability to continue as a going concern.

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

Lending from Financial Institutions

In January 2023, Hitrans renewed the banking facilities with Shaoxing Branch of Bank of Communications Co., Ltd with a maximum amount of RMB160.0 million (approximately $22.1 million) with the term from January 2023 to December 2027. On January 22, 2025, Hitrans and Bank of Communications entered into a new banking facility for another five years from January 22, 2025 to January 22, 2030 for a maximum guarantee of loan amount to RMB155.8 million (approximately $21.5 million). The facility was secured by Hitrans’s land use rights and buildings. On October 24, 2025, Hitrans and Bank of Communications renewed the facility to a maximum guarantee of loan amount to RMB162.0 million (approximately $23.1 million). Under the facility, Hitrans borrowed RMB155.2 million (approximately $22.4 million) as of March 31, 2026, bearing interest at 2.45% to 3.0% per annum expiring through April 2026 to March 2027.

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

On January 17, 2025, Hitrans entered into a long-term Maximum Pledge Agreement with Zhejiang Shangyu Rural Commercial Bank, for the period from January 17, 2025 to September 25, 2027, with a maximum facility amount of RMB76.56 million (approximately $10.54 million). The facility was secured by the land use right and buildings of Hitrans. Hitrans has borrowed RMB52.9 million (approximately $7.7 million) as of March 31, 2026, bearing interest rate at 2.41% - 2.96% per annum expiring through June 2027 to September 2027.

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

On February 19, 2025, Nanjing CBAK obtained a RMB30 million facility (approximately $4.2 million) from Jiangsu Gaochun Rural Commercial Bank, with the term from February 19, 2025 to September 23, 2027. The facility was guaranteed by 100% equity in CBAK Nanjing held by BAK Investment. Nanjing CBAK borrowed RMB29 million (approximately $4.2 million) as of March 31, 2026, bearing interest rate at 2.26% to 2.78% per annum, repayable through May 2026 to March 2027.

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

Hitrans entered into another short-term factoring loan agreement with China Construction Bank Co., Ltd for a maximum amount of RMB10 million (approximately $1.4 million) for a period of one year from November 28, 2025 to November 27, 2026, bearing interest of 3.1% per annum. Hitrans borrowed RMB10 million (approximately $1.4 million) on the same date. Hitrans borrowed another RMB9.3 million (approximately $1.3 million), bearing interest of 3.0% per annum for one year from March 5, 2026 to March 5, 2027.

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

CBAK Power has borrowed a series of acceptance bills totaling RMB51.5 million (approximately $7.45 million) for various terms expiring through April to September 2026, which was secured by CBAK Power’s buildings and pledged deposit of RMB45.9 million (approximately $6.6 million).

On July 30, 2025, Hitrans entered into a short-term loan agreement with Industrial Bank Co., Ltd for RMB10 million (approximately $1.5 million) for a period of one year from July 31, 2025 to July 30, 2026 bearing interest of 3% per annum. Hitrans borrowed RMB10 million (approximately $1.4 million) on July 31, 2025.

On August 13, 2025, CBAK Power obtained a banking facility from China Construction Bank for RMB78.0 million (approximately $11.3 million) for a period to August 13, 2035. On August 29, 2025, CBAK Power drawn RMB10 million (approximately $1.4 million) from the facility for a period of one year, bearing interest of 2.2% per annum, repayable on August 21, 2026. On February 11, 2026, CBAK Power drawn RMB15 million (approximately $2.2 million) from the facility for a period of one year, bearing interest of 2.2% per annum, repayable on February 11, 2027.

On December 17, 2025, Nanjing BFD entered into a short-term loan agreement with Bank of China Co., Limited for RMB10 million (approximately $1.4 million) from December 17, 2025 to December 16, 2026, bearing interest 2.30% per annum. The loan was guaranteed by CBAK Nanjing. Nanjing BFD borrowed RMB10 million (approximately $1.4 million) on the same date.

On March 27, 2026, Nanjing CBAK obtained a bank loan from Ningbo Bank Co., Ltd Nanjing Gaochun Branch for RMB10 million (approximately $1.4 million), for the period from March 27, 2026 to November 3, 2026, bearing interest of 3.0% per annum. The loan did not require any security or guarantee from Nanjing CBAK.

CBAK Power borrowed a series of acceptance bills from China Zheshang Bank Co., Ltd. Shenyang Branch totaling RMB60.3 million (approximately $8.7 million) for various terms expiring through April to September 2026, which was secured by CBAK Power’s pledged deposits of RMB32.8 million (approximately $4.8 million)), and CBAK Power’s pledged bills receivable of RMB11.2 million (approximately $1.6 million).

Nanjing CBAK borrowed a series of acceptance bills from China Zheshang Bank Co., Ltd. Shenyang Branch totaling RMB69.5 million (approximately $10.1 million) for various terms expiring through April to August 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB62.4 million (approximately $9.0 million), and Nanjing CBAK’s pledged bills receivable of RMB7.4 million (approximately $1.1 million).

Hitrans borrowed a series of acceptance bills from China Zheshang Bank Co., Ltd totaling RMB36.7 million (approximately $5.3 million) for various terms expiring through April to June 2026, which was secured by Hitrans’s pledged deposit of RMB36.7 million (approximately $5.3 million).

Nanjing CBAK borrowed a series of acceptance bills from Bank of Nanjing totaling RMB89.0 million (approximately $12.9 million) for various terms expiring through April to September 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB79.0 million (approximately $11.4 million) and the balance guaranteed by 100% equity of CBAK Nanjing held by BAK Investment.

Nanjing CBAK borrowed a series of acceptance bills from Bank of Ningbo totaling RMB10.2 million (approximately $1.5 million) for various terms expiring in July 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB10.2 million (approximately $1.5 million).

Hitrans borrowed a series of acceptance bills from Bank of Communications Co., Ltd. Shangyu Branch totaling RMB67.9 million (approximately $9.8 million) expiring through May to August 2026, which was secured by Hitrans’s pledged deposit of RMB67.9 million (approximately $9.8 million).

Hitrans borrowed a series of acceptance bills from Zhejiang Shangyu Rural Commercial Bank Co., Ltd totaling RMB80.0 million (approximately $11.6 million) expiring through May to September 2026, which was secured by Hitrans’s pledged deposit of RMB80.0 million (approximately $11.6 million).

CBAK Power borrowed a series of acceptance bills from Industrial and Commercial Bank of China totaling RMB71.9 million (approximately $10.4 million) expiring through April to September 2026, which was secured by CBAK Power’s pledged deposit of RMB72.0 million (approximately $10.4 million)).

CBAK Power borrowed a series of acceptance bills from China Construction Bank Co., Ltd totaling RMB100.0 million (approximately $14.5 million) expiring through June to August 2026.

Hitrans borrowed a series of acceptance bills from Industrial Bank totaling RMB2.1 million (approximately $0.3 million) expiring in July 2026, which was secured by Hitrans’s pledged deposit of RMB2.1 million (approximately $0.3 million).

Nanjing CBAK borrowed a series of acceptance bills from Agricultural Bank of China totaling RMB29.7 million (approximately $4.3 million) expiring through June to September 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB9.7 million (approximately $1.4 million) and the balance guaranteed by 100% equity in CBAK Naning held by BAK Investment.

Nanjing CBAK obtained serval letter of credit from Bank of Ningbo totaled RMB15.0 million (approximately $2.2 million) for settlement of materials purchase for a period of one year expiring through September to November 2026, which was secured by Nanjing CBAK’s pledged deposit of RMB15.0 million (approximately $2.2 million).

Hitrans borrowed a series of acceptance bill from Bank of Ningbo of RMB20 million (approximately $2.9 million) expiring through June to August 2026, which was secured by Hitran’s bills receivables of RMB20 million (approximately $2.9 million).

Haisheng borrowed a series of acceptance bills from China Zheshang Bank Co., Ltd totaling RMB57.3 million (approximately $8.3 million) for various terms expiring through July to September 2026, which was secured by Haisheng’s pledged deposit of RMB57.3 million (approximately $8.3 million).

Hitrans borrowed a series of acceptance bills from China CITIC Bank Shaoxing Branch totaling RMB32 million (approximately $4.6 million) for various terms expiring through August to September 2026, which was secured by Hitrans’s pledged deposits of RMB32 million (approximately $4.6 million).

Haisheng borrowed a series of acceptance bills from China CITIC Bank Shaoxing Branch totaling RMB13.9 million (approximately $2.0 million) for various terms expiring through July to September 2026, which was secured by Haisheng’s pledged deposits of RMB6.4 million (approximately $0.9 million) and bills receivables of RMB7.5 million (approximately $1.1 million).

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

As of March 31, 2026, all the warrants described above had expired without being exercised.

Summary of Cash Flows

We currently are expanding our product lines and manufacturing capacity in our Dalian, Nanjing, Zhejiang and Anhui facilities, which requires additional funding to finance the expansion. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew our bank loans upon maturity, if required, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining such financing. If our existing cash and bank borrowings are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2025	2026
Net cash (used in) provided by operating activities	$(9,621)	$22,285
Net cash used in investing activities	(9,903)	(11,784)
Net cash provided by financing activities	5,926	11,314
Effect of exchange rate changes on cash and cash equivalents and restricted cash	347	1,105
Net (decrease) increase in cash and cash equivalents and restricted cash	(13,251)	22,920
Cash and cash equivalents and restricted cash at the beginning of period	60,786	75,677
Cash and cash equivalents and restricted cash at the end of period	$47,535	$98,597

Operating Activities

Net cash provided by operating activities was $22.3 million in the three months ended March 31, 2026. The net cash provided by operating activities for the three months ended March 31, 2026 was mainly attributable to our increase of trade and bills payable of $47.3 million and net off by the increase of inventories of $26.8 million.

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

Investing Activities

Net cash used in investing activities was $11.8 million for the three months ended March 31, 2026 for the purchase of property, plant and equipment.

Net cash used in investing activities was $9.9 million for the three months ended March 31, 2025. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress $12.7 million offset by $2.8 million government subsidy received.

Financing Activities

Net cash provided by financing activities was $11.3 million in the three months ended March 31, 2026. The net cash provided by financing activities for the three months ended March 31, 2026 was mainly attributable to $23.3 million proceeds from bank borrowings offset by repayment of bank borrowings of $11.4 million and repayment of finance lease $0.6 million.

Net cash provided by financing activities was $5.9 million in the three months ended March 31, 2025. The net cash provided by financing activities for the three months ended March 31, 2025 was mainly attributable to $24.3 million proceeds from bank borrowings offset by repayment of bank borrowings of $17.1 million and $1.3 million net movement of short-term time deposits.

As of March 31, 2026, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Zhejiang Shangyu Rural Commercial Bank	11,075	7,652

Short-term credit facilities:
Bank of China Nanjing Gaochun Branch	1,447	1,447
Bank of Communications Co., Ltd Shaoxing Shangyu Branch	22,533	22,444
Bank of Ningbo Co., Ltd. Gaochun Branch	1,447	1,447
China Construction Bank Co., Ltd. Dalian Zhuanghe Branch	11,278	3,616
China Construction Bank Co., Ltd. Shaoxing Branch	2,792	2,792
Industrial Bank Co., Ltd. Shaoxing Shangyu Branch	1,447	1,447
Jiangsu Gaochun Rural Commercial Bank	4,340	4,195
	45,284	37,388
Other lines of credit:
Agricultural Bank of China Nanjing Gaochun Branch	4,293	4,293
Bank of Communications Co., Ltd Shaoxing Shangyu Branch	9,817	9,817
Bank of Nanjing Gaochun Branch	12,870	12,870
Bank of Ningbo Co., Ltd. Gaochun Branch	3,642	3,642
Bank of Ningbo Co., Ltd. Shaoxing Shangyu Branch	2,893	2,893
China CITIC Bank Shaoxing Branch	6,641	6,641
China Construction Bank Co., Ltd. Dalian Zhuanghe Branch	14,460	14,460
China Guangfa Bank Co., Ltd. Dalian Ganjingzi Branch	21,099	7,450
China Zheshang Bank Co., Ltd. Shaoxing Shangyu Branch	5,310	5,310
China Zheshang Bank Co., Ltd. Shenyang Branch	18,779	18,779
Industrial and Commercial Bank of China Co., Ltd. Dalian Zhuanghe Branch	10,398	10,398
Industrial Bank Co., Ltd. Shaoxing Branch	297	297
Zhejiang Shangyu Rural Commercial Bank	19,846	19,846
	130,345	116,696
Total	186,704	161,736

Capital Expenditures

We incurred capital expenditures of $11.8 million and $12.6 million in the three months ended March 31, 2026 and 2025, respectively. Our capital expenditures were used primarily to construct or upgrade our Dalian, Nanjing, Zhejiang and Anhui facilities.

We estimate that our total capital expenditures in fiscal year 2026 will reach approximately $40 million. Such funds will be mainly used to construct new plants with new product lines and battery module packing lines.

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

There were no material changes to the critical accounting policies previously disclosed in our audited consolidated financial statements for the year ended December 31, 2025 included in the Annual Report on Form 10-K filed on March 31, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2026.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2026, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, management identified the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Date: May 18, 2026

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Zhiguang Hu
Zhiguang Hu
Chief Executive Officer

By:	/s/ Jiewei Li
Jiewei Li
Chief Financial Officer